Form 10-Q
period 2015-03-28
SANMINA CORP
filed 2015-04-24
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015
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
Yes [ ]    No [x]

As of April 20, 2015, there were 82,625,672 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 28, 2015	September 27, 2014
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$407,717	$466,607
Accounts receivable, net of allowances of $10,158 and $10,278 as of March 28, 2015 and September 27, 2014, respectively	921,740	979,475
Inventories	858,102	893,178
Prepaid expenses and other current assets	102,984	111,714
Total current assets	2,290,543	2,450,974
Property, plant and equipment, net	552,602	563,016
Other	273,308	299,099
Total assets	$3,116,453	$3,313,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,014,930	$1,139,845
Accrued liabilities	112,699	110,357
Accrued payroll and related benefits	100,551	126,541
Short-term debt, including current portion of long-term debt	43,416	157,394
Total current liabilities	1,271,596	1,534,137
Long-term liabilities:
Long-term debt	427,051	386,681
Other	140,956	145,516
Total long-term liabilities	568,007	532,197
Commitments and contingencies (Note 6)
Stockholders' equity	1,276,850	1,246,755
Total liabilities and stockholders' equity	$3,116,453	$3,313,089

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,527,530	$1,476,712	$3,198,692	$2,924,210
Cost of sales	1,412,267	1,357,745	2,957,083	2,694,458
Gross profit	115,263	118,967	241,609	229,752

Operating expenses:
Selling, general and administrative	57,023	62,332	116,441	121,514
Research and development	7,559	8,829	15,628	16,734
Restructuring costs	1,740	2,565	4,740	6,269
Amortization of intangible assets	425	474	850	948
Asset impairments	—	—	1,954	—
Gain on sales of long-lived assets	(1,136)	(530)	(1,136)	(530)
Total operating expenses	65,611	73,670	138,477	144,935

Operating income	49,652	45,297	103,132	84,817

Interest income	265	174	554	980
Interest expense	(6,197)	(7,482)	(12,634)	(14,955)
Other income (expense), net	(365)	626	(1,893)	1,504
Interest and other, net	(6,297)	(6,682)	(13,973)	(12,471)

Income before income taxes	43,355	38,615	89,159	72,346
Provision for income taxes	28,607	17,775	51,755	28,405
Net income	$14,748	$20,840	$37,404	$43,941

Net income per share:
Basic	$0.18	$0.25	$0.45	$0.53
Diluted	$0.17	$0.24	$0.43	$0.51

Weighted average shares used in computing per share amounts:
Basic	82,977	82,728	82,762	83,247
Diluted	86,897	86,144	86,797	86,723

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Unaudited)
	(In thousands)
Net income	$14,748	$20,840	$37,404	$43,941
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(4,934)	945	(9,794)	(879)
Derivative financial instruments:
Change in net unrealized amount	(1,328)	(1,197)	(2,726)	(811)
Amount reclassified into net income	1,222	1,222	2,663	1,185
Defined benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	870	(31)	1,145	(185)
Amortization of actuarial losses and transition costs	300	391	636	810
Total other comprehensive income (loss)	(3,870)	1,330	(8,076)	120
Comprehensive income	$10,878	$22,170	$29,328	$44,061

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 28, 2015	March 29, 2014
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$37,404	$43,941
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	49,531	48,519
Stock-based compensation expense	11,205	9,032
Benefit from doubtful accounts, product returns and other sales adjustments	(120)	(1,130)
Deferred income taxes	19,538	10,331
Loss on extinguishment of debt	2,913	—
Gain on sales of assets, net	(1,295)	(962)
Asset impairments	1,954	—
Other, net	281	202
Changes in operating assets and liabilities:
Accounts receivable	52,580	(8,532)
Inventories	28,248	(11,409)
Prepaid expenses and other assets	7,642	(2,056)
Accounts payable	(114,287)	(34,674)
Accrued liabilities and other long-term liabilities	(32,038)	(6,510)
Cash provided by operating activities	63,556	46,752

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(51,317)	(35,122)
Proceeds from sales of property, plant and equipment	6,824	5,332
Cash paid for business combinations	—	(54,061)
Cash used in investing activities	(44,493)	(83,851)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	—	2,900
Repayments of long-term debt	(105,250)	—
Proceeds from short-term borrowings	—	55,131
Repayments of short-term borrowings	(10,221)	(41,750)
Proceeds from revolving credit facility borrowings	1,085,500	393,000
Repayments of revolving credit facility borrowings	(1,045,500)	(343,000)
Proceeds from termination of interest rate swap	3,258	—
Net proceeds from stock issuances	16,358	3,970
Repurchases of common stock	(22,982)	(45,110)
Cash provided by (used in) financing activities	(78,837)	25,141

Effect of exchange rate changes	884	(295)
Decrease in cash and cash equivalents	(58,890)	(12,253)
Cash and cash equivalents at beginning of period	466,607	402,875
Cash and cash equivalents at end of period	$407,717	$390,622

Cash paid during the period for:
Interest, net of capitalized interest	$9,466	$18,722
Income taxes, net of refunds	$31,207	$12,290

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

Results of operations for the six months ended March 28, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2014 was a 52-week year and fiscal 2015 will be a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is expected to be effective for the Company in fiscal 2019 at the earliest, including interim periods within that reporting period, using one of two prescribed retrospective methods. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2. Inventories

Components of inventories were as follows:

	As of
	March 28, 2015	September 27, 2014
	(In thousands)
Raw materials	$595,969	$628,860
Work-in-process	96,366	102,618
Finished goods	165,767	161,700
Total	$858,102	$893,178

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of March 28, 2015, the aggregate carrying amount of the Company's long-term debt instruments approximated fair value as estimated based on quoted prices.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities consist of:

•	Money market funds

•	Time deposits

•	Foreign currency forward contracts

Assets and liabilities measured at fair value on a recurring basis were not material as of March 28, 2015 or September 27, 2014.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of March 28, 2015 or September 27, 2014.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been previously recognized. Fair value is generally estimated using independent third party valuations based on market comparables. The carrying value of the Company's assets held-for-sale was $8.4 million and $11.6 million as of March 28, 2015 and September 27, 2014, respectively, and is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company recorded an impairment charge of $2.0 million related to assets held-for-sale during the six months ended March 28, 2015.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	March 28, 2015	September 27, 2014
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$85,645	$114,157
Number of contracts	48	42
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$209,365	$255,828
Number of contracts	45	41

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the unaudited condensed consolidated statements of income. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

The Company also utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts are accounted as cash flow hedges and are generally one to two months in duration but, by policy, may be up to twelve months in duration.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amounts of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness on a quarterly basis were immaterial in all periods presented herein. As of March 28, 2015, AOCI related to foreign currency forward contracts was not material.

As of September 27, 2014, the Company had an outstanding interest rate swap with a notional amount of $100 million that was not designated as a hedging instrument for accounting purposes. The swap was terminated in the first quarter of 2015 upon extinguishment of the underlying debt. The Company received a cash payment of $3.3 million upon termination of the swap. As of March 28, 2015, the Company does not have any interest rate swaps.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	March 28, 2015	September 27, 2014
	(In thousands)
Secured debt	$40,000	$40,000
Senior notes due 2019 ("2019 Notes")	—	100,000
Senior secured notes due 2019 ("Secured Notes")	375,000	375,000
Non-interest bearing notes payable	15,467	15,097
Fair value adjustment (1)	—	3,757
Total long-term debt	$430,467	$533,854
Less: Current Portion
2019 Notes called for redemption in fourth quarter of 2014	—	100,000
Fair value adjustment related to remaining 2019 Notes	—	3,757
Secured debt (refinanced in the first quarter of 2015)	—	40,000
Current portion of non-interest bearing notes payable	3,416	3,416
Long-term debt	$427,051	$386,681

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

In addition, the Company entered into an amendment (the “Amendment”) of the Loan Agreement between the Company and MUFG Union Bank, N.A. (the “Bank”) dated July 19, 2012 (the “Loan Agreement”). The Amendment extends the maturity date of the Company’s secured debt from July 19, 2015 to December 19, 2017, which, upon approval of the Bank, may be extended up to two times for a period of one year for each extension. Principal, together with accrued and unpaid interest, is due on the maturity date. The Company has the right to prepay loans under the Loan Agreement in whole or in part at any time without penalty. As amended, the Loan Agreement requires the Company to comply with a consolidated fixed charge coverage ratio of at least 1.25 to 1.00 in the event of a credit ratings agency downgrade of the Company or certain trigger periods relating to liquidity under the Company’s existing revolving credit facility. None of these conditions existed at March 28, 2015.

Short-term debt

The Company has a $300 million secured asset-backed revolving credit facility. Borrowings under this facility bear interest, at the Company's option, at a rate equal to LIBOR or a base rate equal to Bank of America, N.A.'s announced prime rate, in each case plus a spread. The facility expires on March 16, 2017. As of March 28, 2015, $40.0 million of borrowings and $22.4 million of letters of credit were outstanding under this facility.

As of March 28, 2015, certain foreign subsidiaries of the Company had a total of $74.0 million of short-term borrowing facilities, under which no borrowings were outstanding. An aggregate of $35.0 million of such facilities expire during the fourth quarter of 2015 and the remainder of such facilities expire during the second quarter of 2017.

Debt covenants

The Company's debt agreements do not contain financial covenants currently applicable to the Company, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of March 28, 2015.

Note 6. Commitments and Contingencies

Commitments. In early 2015, the Company exercised an option to purchase a facility for $20.3 million, which will occur in the third quarter of 2015. As of March 28, 2015, the Company had a total commitment of $28.6 million related to this facility, including costs associated with customization and fit-up of the facility.

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 28, 2015 and September 27, 2014, the Company had reserves of $21.0 million and $24.8 million, respectively, for environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

One of the Company's most significant credit risks is the ultimate realization of accounts receivable and customer inventory liabilities. This risk is partially mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. On October 6, 2014, one of the Company’s customers, GT Advanced Technologies, filed a petition for reorganization under bankruptcy law. The Company performed an analysis as of September 27, 2014 to quantify its potential exposure and administrative and reclamation claim priority. As a result of the analysis, the Company determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $1.9 million in the fourth quarter of 2014. Based on new information that became available and events that occurred subsequent to the Company's filing of its 2014 financial statements, the Company determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $3.9 million in the first quarter of 2015. The Company updated its analysis and determined no additional reserves were necessary as of March 28, 2015.

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of March 28, 2015, the Company has been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination.

Warranty Reserve. The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the unaudited condensed consolidated balance sheets:

	As of
	March 28, 2015	March 29, 2014
	(In thousands)
Beginning balance — end of prior year	$13,726	$15,136
Charges for the period, net of recoveries	1,136	3,703
Utilization of accrual	(3,241)	(4,088)
Ending balance — current quarter	$11,621	$14,751

Note 7. Income Tax

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

The provision for income taxes for the second quarter of 2015 and 2014 was $28.6 million and $17.8 million, respectively, and $51.8 million and $28.4 million for the six months ended March 28, 2015 and March 29, 2014, respectively. The increase in both periods was primarily due to resolution of a foreign tax audit and certain adjustments to unrecognized tax benefits.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

In 2014, a foreign tax authority completed its audit of the Company’s 2006 tax return and issued an assessment challenging certain of the Company’s tax positions. Although the Company disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, the Company made a payment to the foreign tax authority during the quarter ended March 28, 2015 to resolve all issues related to this audit. This payment increased income tax expense by a net amount of $15.5 million, which represents the amount by which the amount paid exceeded the Company's reserve for this uncertain tax position.
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

Note 8. Stockholder's Equity

Accumulated other comprehensive income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 28, 2015	September 27, 2014
	(In thousands)
Foreign currency translation adjustments	$90,296	$100,090
Unrealized holding losses on derivative financial instruments	(638)	(575)
Unrecognized net actuarial loss and transition cost for benefit plans	(14,818)	(16,599)
Total	$74,840	$82,916

Stock repurchase program

In 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The Board of Directors subsequently approved a second $100 million stock repurchase plan in September 2014. These authorizations have no expiration date. During the six months ended March 28, 2015 and March 29, 2014, the Company repurchased 1.0 million and 2.8 million shares of its common stock for $21.6 million and $44.0 million, respectively. As of March 28, 2015, $103 million remains available under this program.

In addition to the authorizations discussed above, the Company repurchased 53,530 and 64,000 shares of its common stock during the six months ended March 28, 2015 and March 29, 2014, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $1.4 million and $1.1 million, respectively, in conjunction with these repurchases.

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

The following table presents revenue and a non-GAAP measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(In thousands)
Gross sales:
IMS	$1,228,682	$1,146,609	$2,605,516	$2,296,319
CPS	340,948	386,251	693,285	735,474
Intersegment revenue	(42,100)	(56,148)	(100,109)	(107,583)
Net sales	$1,527,530	$1,476,712	$3,198,692	$2,924,210

Gross profit:
IMS	$81,836	$79,598	$182,743	$160,621
CPS	35,378	41,344	66,945	72,981
Total	117,214	120,942	249,688	233,602
Unallocated items (1)	(1,951)	(1,975)	(8,079)	(3,850)
Total	$115,263	$118,967	$241,609	$229,752

(1) For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(In thousands)
Net sales
United States	$240,264	$278,676	$480,551	$548,597
Mexico	482,477	364,353	1,013,931	697,628
China	362,794	368,496	775,601	739,550
Other international	441,995	465,187	928,609	938,435
Total	$1,527,530	$1,476,712	$3,198,692	$2,924,210

Percentage of net sales represented by ten largest customers	49.6%	49.1%	49.7%	49.1%
Number of customers representing 10% or more of net sales	—	1	—	1

Note 10. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(In thousands, except per share data)
Numerator:
Net income	$14,748	$20,840	$37,404	$43,941

Denominator:
Weighted average common shares outstanding	82,977	82,728	82,762	83,247
Effect of dilutive stock options and restricted stock units	3,920	3,416	4,035	3,476
Denominator for diluted earnings per share	86,897	86,144	86,797	86,723

Net income per share:
Basic	$0.18	$0.25	$0.45	$0.53
Diluted	$0.17	$0.24	$0.43	$0.51

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(In thousands)
Potentially dilutive securities:
Employee stock options	602	3,285	474	3,247
Restricted stock units	245	3	159	1
Total	847	3,288	633	3,248

Note 11. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(In thousands)
Stock options	$3,035	$2,886	$6,238	$5,358
Restricted stock units	2,453	1,871	4,967	3,674
Total	$5,488	$4,757	$11,205	$9,032

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(In thousands)
Cost of sales	$1,491	$1,364	$3,067	$2,565
Selling, general and administrative	3,959	3,382	8,062	6,454
Research and development	38	11	76	13
Total	$5,488	$4,757	$11,205	$9,032

During the second quarter of 2015, the Company's stockholders approved the reservation of an additional 1.7 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of March 28, 2015, an aggregate of 13.6 million shares were authorized for future issuance under the Company's stock plans, of which 10.0 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.6 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 27, 2014	8,181	12.90	5.30	93,767
Granted	486	24.65
Exercised/Cancelled/Forfeited/Expired	(1,405)	17.06
Outstanding as of March 28, 2015	7,262	12.88	5.37	80,694
Vested and expected to vest as of March 28, 2015	7,124	12.81	5.31	79,654
Exercisable as of March 28, 2015	5,793	12.30	4.63	67,543

The weighted-average grant date fair value of stock options granted during the six months ended March 28, 2015 was $12.75 per share. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of March 28, 2015, unrecognized compensation expense of $9.5 million is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 27, 2014	2,341	13.29	2.01	56,064
Granted	551	24.53
Vested/Forfeited/Cancelled	(225)	13.37
Outstanding as of March 28, 2015	2,667	15.60	1.89	63,822
Expected to vest as of March 28, 2015	1,672	15.06	1.73	40,019

As of March 28, 2015, unrecognized compensation expense of $17.8 million is expected to be recognized over a weighted average period of 1.8 years. Additionally, as of March 28, 2015, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not considered probable was $13.1 million.

Note 12. Acquisition

On December 18, 2013, the Company acquired a manufacturing operation in the oil and gas industry that increased the Company's precision machining, assembly, integration and test capabilities. The Company also entered into a master supply agreement with the acquiree in connection with this acquisition. Cash consideration paid by the Company for this acquisition was $54.1 million.

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

Our operations are managed as two businesses:

1.	Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2.
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

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. A single customer represented 10% or more of our net sales for the three and six months ended March 29, 2014. No single customer represented 10% or more of our net sales for the three or six months ended March 28, 2015.

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

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(In thousands)
Net sales	$1,527,530	$1,476,712	$3,198,692	$2,924,210
Gross profit	$115,263	$118,967	$241,609	$229,752
Operating income	$49,652	$45,297	$103,132	$84,817
Net income	$14,748	$20,840	$37,404	$43,941

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 28, 2015	March 29, 2014	Increase/(Decrease)		March 28, 2015	March 29, 2014	Increase/(Decrease)
Communications	$594,199	$641,519	$(47,320)	(7.4)%	$1,279,107	$1,300,085	$(20,978)	(1.6)%
Industrial, defense and medical	604,084	503,268	100,816	20.0%	1,245,916	958,420	287,496	30.0%
Embedded computing and storage	329,247	331,925	(2,678)	(0.8)%	673,669	665,705	7,964	1.2%
Total	$1,527,530	$1,476,712	$50,818	3.4%	$3,198,692	$2,924,210	$274,482	9.4%

Net sales increased from $1.48 billion in the second quarter of 2014, to $1.53 billion in the second quarter of 2015, an increase of 3.4%. Net sales increased from $2.92 billion for the six months ended March 29, 2014 to $3.20 billion for the six months ended March 28, 2015, an increase of 9.4%. The increase in both periods was primarily due to growth in our industrial, defense and medical market as a result of customer program acquisitions. Sales to customers in our communications end market decreased in both periods primarily as a result of certain customer program transfers out of wireless communications products. Our largest end market for the most recently completed quarter was the industrial, defense and medical end market.

Gross Margin

Gross margin decreased to 7.5% for the second quarter of 2015, from 8.1% for the second quarter of 2014. The decrease was primarily a result of an unfavorable business mix in our IMS segment. IMS gross margin decreased to 6.7% for the second quarter of 2015 from 6.9% for the second quarter of 2014, primarily a result of unfavorable business mix. CPS gross margin decreased to 10.4% for the second quarter of 2015, from 10.7% for the second quarter of 2014, primarily as a result of decreased sales.

Gross margin decreased to 7.6% for the six months ended March 28, 2015, from 7.9% for the six months ended March 29, 2014. The decrease was primarily attributable to a $3.9 million inventory reserve charge associated with GT Advanced Technologies' bankruptcy filing in the first quarter of 2015. IMS gross margin was 7.0% for both the six months ended March 28, 2015 and March 29, 2014. CPS gross margin decreased slightly to 9.7% for the for the six months ended March 28, 2015 from 9.9% for the six months ended March 29, 2014, primarily as a result of decreased sales.

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

Operating Expenses

Operating expenses decreased $8.1 million, from $73.7 million, or 5.0% of net sales, in the second quarter of 2014 to $65.6 million, or 4.3% of net sales, in the second quarter of 2015. Operating expenses decreased $6.5 million, from $144.9 million, or 5.0% of net sales, for the six months ended March 29, 2014 to $138.5 million, or 4.3% of net sales, for the six months ended March 28, 2015. The decrease for both periods was primarily due to lower incentive compensation and professional fees.

Interest Expense

Interest expense decreased $1.3 million in the second quarter of 2015, compared to the second quarter of 2014. Interest expense decreased $2.3 million for the six months ended March 28, 2015, compared to the six months ended March 29, 2014. The decrease in both periods was primarily a result of a $172.5 million net reduction in debt from the end of the second quarter of 2014 to the end of the second quarter of 2015.

Other Income (Expense), net

The following table presents the significant components of other income (expense), net:

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(In thousands)
Foreign exchange losses	$(388)	$(850)	$(189)	$(803)
Loss on extinguishment of debt	—	—	(2,913)	—
Other, net	23	1,476	1,209	2,307
Total	$(365)	$626	$(1,893)	$1,504

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

The provision for income taxes for the second quarter of 2015 and 2014 was $28.6 million and $17.8 million, respectively, and $51.8 million and $28.4 million for the six months ended March 28, 2015 and March 29, 2014, respectively. The increase in both periods was primarily due to resolution of a foreign tax audit and certain adjustments to unrecognized tax benefits.

We conduct business globally and, as a result, file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world.

In 2014, a foreign tax authority completed its audit of our 2006 tax return and issued an assessment challenging certain of our tax positions. Although we disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, we made a payment to the foreign tax authority during the quarter ended March 28, 2015 to resolve all issues related to this audit. This payment increased income tax expense by a net amount of $15.5 million, which represents the amount by which the amount paid exceeded our reserve for this uncertain tax position.
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

Liquidity and Capital Resources

	Six Months Ended
	March 28, 2015	March 29, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$63,556	$46,752
Investing activities	(44,493)	(83,851)
Financing activities	(78,837)	25,141
Effect of exchange rate changes on cash and cash equivalents	884	(295)
Decrease in cash and cash equivalents	$(58,890)	$(12,253)

Key Liquidity Performance Measures

	Three Months Ended
	March 28, 2015	September 27, 2014
Days sales outstanding (1)	56	52
Inventory turns (2)	6.4	7.0
Days inventory on hand (3)	57	52
Accounts payable days (4)	68	65
Cash cycle days (5)	45	39

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

Cash and cash equivalents were $407.7 million at March 28, 2015 and $466.6 million at September 27, 2014. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities and repurchases of debt and capital stock, and other factors. Our working capital was approximately $1.0 billion as of March 28, 2015 and $0.9 billion as of September 27, 2014.

Net cash provided by operating activities was $63.6 million and $46.8 million for the six months ended March 28, 2015 and March 29, 2014, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense and losses from debt extinguishment; and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the six months ended March 28, 2015, we generated $121.4 million of cash from net income, excluding non-cash items, and used $57.9 million of cash because of an increase in net operating assets. Net operating assets increased as a result of a decrease in accounts payable of $114.3 million and a decrease in other accrued liabilities of $32.0 million, partially offset by decreases in inventory and accounts receivable of $28.2 million and $52.6 million, respectively. DPO increased from 65 days as of September 27, 2014 to 68 days as of March 28, 2015 due primarily to a favorable change in the composition of suppliers with which we have shorter payment terms to suppliers with longer payment terms, partially offset by an unfavorable shift in linearity of material receipts. Despite the increase in DPO, accounts payable decreased significantly primarily as a result of lower material receipts on lower business volume in the second quarter of 2015 compared to the fourth quarter of 2014. Our DSO increased from 52 days as of September 27, 2014 to 56 days as of March 28, 2015, due primarily to lower sales and an unfavorable shift in linearity of shipments. Inventory turns decreased from 7.0 as of September 27, 2014 to 6.4 as of March 28, 2015, due primarily to lower than expected sales in the second quarter of 2015. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $44.5 million and $83.9 million for the six months ended March 28, 2015 and March 29, 2014, respectively. During the six months ended March 28, 2015, we used $51.3 million of cash for capital expenditures and received proceeds of $6.8 million primarily from the sale of a certain property. During the six months ended March 29, 2014, we used $35.1 million of cash for capital expenditures and paid $54.1 million in connection with a customer program acquisition.

Net cash (used in) provided by financing activities was $(78.8) million and $25.1 million for the six months ended March 28, 2015 and March 29, 2014, respectively. During the six months ended March 28, 2015, we redeemed $100 million of long-term debt for $105.3 million, paid $23.0 million for repurchases of common stock, received $29.8 million of net proceeds from short-term borrowings, received $16.4 million of proceeds from issuances of common stock pursuant to stock option exercises and received $3.3 million from termination of an interest rate swap. During the six months ended March 29, 2014, we received $63.4 million of net proceeds from short-term borrowings, received $4.0 million of proceeds from issuances of common stock pursuant to stock option exercises, reduced restricted cash by $2.9 million and paid $45.1 million for repurchases of common stock, including $1.1 million of cash used for common stock repurchases to fund employee tax withholding obligations.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase up to $200 million of our common stock. The timing of repurchases made will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares made under this program will reduce our liquidity. We repurchased $21.6 million of our common stock in the open market during the first six months of 2015. As of March 28, 2015, we have $103 million remaining available under this program.

The Loan Agreement covering our $40 million debt secured by our corporate campus contains a financial covenant that is only applicable to us in the event of a credit ratings agency downgrade or if certain trigger periods relating to liquidity under our existing revolving credit facility occur. None of these conditions existed as of March 28, 2015. Therefore, our debt agreements do not contain financial covenants currently applicable to us, but do include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of March 28, 2015, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of March 28, 2015, we had accrued liabilities of $21.0 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

In 2014, a foreign tax authority completed its audit of our 2006 tax return and issued an assessment challenging certain of our tax positions. Although we disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, we made a payment to the foreign tax authority during the quarter ended March 28, 2015 to resolve all issues related to this audit.
As of March 28, 2015, we had a liability of $76.4 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of March 28, 2015 included (1) cash of $407.7 million; (2) our $300 million asset-backed revolving credit facility, under which $207.8 million, net of outstanding letters of credit, was available as of March 28, 2015; (3) foreign short-term borrowing facilities of $74 million, all of which was available as of March 28, 2015 (an aggregate of $35.0 million of such facilities expire during the fourth quarter of 2015 and the remainder of such facilities expire during the second quarter of 2017); and (4) cash generated from operations.

In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $55 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such receipts.

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

As of March 28, 2015, 52% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facility and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 28, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. In early 2015, we exercised an option to purchase a facility for $20.3 million, which will occur in the third quarter of 2015. As of March 28, 2015, we had a total commitment of $28.6 million related to this facility, including costs associated with customization and fit-up of the facility.

In addition, in December 2014, we amended the Loan Agreement covering our $40 million loan secured by our corporate campus headquarters in order to extend its maturity date from July 2015 to December 2017, to reduce the interest rate payable thereunder and to provide for a financial covenant that is triggered if certain liquidity conditions occur. There were no material changes to our contractual obligations or commitments during the second quarter of 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of March 28, 2015, we had no short-term investments and only $40 million of long-term debt that bears interest at a floating rate. As such, an immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the unaudited condensed consolidated statements of income. As of March 28, 2015, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $209.4 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $85.6 million as of March 28, 2015.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2015, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, there have been no changes to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s
Annual Report on Form 10-K for the year ended September 27, 2014.

On June 23, 2008, the Orange County Water District filed suit against Sanmina Corporation and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We have disputed the plaintiff's claims and asserted various defenses. In April 2013, the Superior Court ruled in favor of our motions for summary adjudication dismissing all claims against us in the suit. In July 2013, the Superior Court entered judgment in our favor and in August 2013 the plaintiff appealed this judgment. We anticipate that the Court of Appeal will hear the appeal in calendar 2016.

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of Environment (now, the Ontario Ministry of the Environment and Climate Change, the “MOE”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. On or about July 31, 2013, our subsidiary submitted a conceptual remedial action plan to the MOE with respect to the site outlining proposed investigation and remediation activities. In September 2013, the MOE responded, indicating that it concurred with the conceptual remedial action plan, but requesting some additional information. Our subsidiary has provided the MOE such additional, and other, information and has agreed to certain changes to the remedial action plan. Our subsidiary provides regular updates to the MOE regarding the progress of the conceptual remedial action plan. Although we believe the conceptual remedial action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase the costs of remediation, perhaps significantly.

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

Some companies in the industries for which we provide products have previously experienced significant financial difficulty, with a few of the participants filing for bankruptcy. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. For example, on October 6, 2014, one of the Company’s customers, GT Advanced Technologies, filed a petition for reorganization under bankruptcy law. The Company determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $3.9 million in the first quarter of 2015. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws.

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

We operate in countries that have experienced labor unrest, political instability and strife, including Brazil, China, India, Indonesia, Israel, Malaysia and Thailand and we have experienced work stoppages and similar disruptions in certain foreign jurisdictions. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

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

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase, which could result in a small number of very large electronics companies offering products in multiple sectors of the electronics industry. For example, two major customers in our communications end market have recently announced an agreement to combine. The significant purchasing and market power of these large companies could decrease the prices paid to us by these customers. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services, we may lose that customer's business. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers' products. Any such consolidation could cause us to be required to pay increased prices for such components, which could reduce our gross margin and profitability.

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

•
Changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, uncertain tax positions, including our ability to utilize our deferred tax assets; and

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

We rely on a variety of common carriers to transport our raw materials and components from our suppliers to us, and to transport our products to our customers. The use of common carriers is subject to a number of risks, including increased costs due to rising energy prices and labor, vehicle and insurance costs, and criminal activity resulting in losses of shipments, delivery delays resulting from labor disturbances and strikes and other factors beyond our control. For example, the recent West Coast port stoppage resulted in delays in receiving certain components needed for our products, in turn delaying shipments by us. While we attempt to mitigate our liability for any losses resulting from these risks through contracts with our customers, suppliers and insurance carriers, any costs or losses that cannot be mitigated could reduce our profitability, require us to manufacture replacement product or damage our relationships with our customers.

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

These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to revenue recognition rules have been enacted and will be effective for us in fiscal 2019 at the earliest. We could incur significant costs to implement these new rules, including costs to modify our IT systems. In addition, accounting policies affecting many other aspects of our business, particularly rules relating to lease accounting, are under review or being revised. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the anticipated convergence of U.S. GAAP and international financial reporting standards creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2013, our Board of Directors authorized us to repurchase up to $100 million of our common stock in the open market or in negotiated transactions off the market. The Board of Directors subsequently approved a second $100 million stock repurchase plan in September 2014. These authorizations have no expiration date. The table below sets forth information regarding our repurchases of our common stock under these authorizations during the second quarter of 2015.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
December 28, 2014 through January 24, 2015	—	$—	—	$125,044,884
Month #2
January 25, 2015 through February 21, 2015	711,200	$21.57	711,200	$109,704,451
Month #3
February 22, 2015 through March 28, 2015	277,121	$22.76	277,121	$103,398,068
Total	988,321	$21.90	988,321

(1) All months shown are our fiscal months.

(2) Amounts do not include commissions payable on shares repurchased.

Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of March 28, 2015.

Item 6. Exhibits

Exhibit Number	Description

10.13 (1)	2009 Incentive Plan, as amended on March 9, 2015.

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

32.1 (2)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-8 filed by Registrant with the Securities and Exchange Commission on April 23, 2015.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	April 24, 2015

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	April 24, 2015

EXHIBIT INDEX

Exhibit Number	Description

10.13(1)	2009 Incentive Plan, as amended on March 9, 2015.

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

32.1(2)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-8 filed by Registrant with the Securities and Exchange Commission on April 23, 2015.

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