Form 10-Q
period 2015-06-27
SANMINA CORP
filed 2015-07-24
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015
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
Yes [ ]    No [x]

As of July 17, 2015, there were 80,455,636 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 27, 2015	September 27, 2014
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$416,471	$466,607
Accounts receivable, net of allowances of $10,815 and $10,278 as of June 27, 2015 and September 27, 2014, respectively	934,152	979,475
Inventories	874,224	893,178
Prepaid expenses and other current assets	100,524	111,714
Total current assets	2,325,371	2,450,974
Property, plant and equipment, net	564,662	563,016
Other	266,812	299,099
Total assets	$3,156,845	$3,313,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,090,171	$1,139,845
Accrued liabilities	115,906	110,357
Accrued payroll and related benefits	115,771	126,541
Short-term debt, including current portion of long-term debt	8,416	157,394
Total current liabilities	1,330,264	1,534,137
Long-term liabilities:
Long-term debt	423,798	386,681
Other	143,531	145,516
Total long-term liabilities	567,329	532,197
Commitments and contingencies (Note 6)
Stockholders' equity	1,259,252	1,246,755
Total liabilities and stockholders' equity	$3,156,845	$3,313,089

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,539,271	$1,604,727	$4,737,963	$4,528,937
Cost of sales	1,418,709	1,477,814	4,375,792	4,172,272
Gross profit	120,562	126,913	362,171	356,665

Operating expenses:
Selling, general and administrative	59,736	63,029	176,177	184,543
Research and development	8,339	7,829	23,967	24,563
Restructuring costs	7,711	2,302	12,451	8,571
Amortization of intangible assets	314	425	1,164	1,373
Asset impairments	—	—	1,954	—
Gain on sales of long-lived assets	(2,821)	—	(3,957)	(530)
Total operating expenses	73,279	73,585	211,756	218,520

Operating income	47,283	53,328	150,415	138,145

Interest income	273	210	827	1,190
Interest expense	(6,017)	(8,439)	(18,651)	(23,394)
Other expense, net	(1,248)	(6,101)	(3,141)	(4,597)
Interest and other, net	(6,992)	(14,330)	(20,965)	(26,801)

Income before income taxes	40,291	38,998	129,450	111,344
Provision for income taxes	15,816	18,277	67,571	46,682
Net income	$24,475	$20,721	$61,879	$64,662

Net income per share:
Basic	$0.30	$0.25	$0.75	$0.78
Diluted	$0.29	$0.24	$0.72	$0.75

Weighted average shares used in computing per share amounts:
Basic	81,700	82,467	82,357	82,988
Diluted	85,493	86,235	86,308	86,597

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(Unaudited)
	(In thousands)
Net income	$24,475	$20,721	$61,879	$64,662
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	421	468	(9,373)	(411)
Derivative financial instruments:
Change in net unrealized amount	(400)	570	(3,126)	(241)
Amount reclassified into net income	245	2,805	2,908	3,990
Defined benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	(409)	2	736	(183)
Amortization of actuarial losses and transition costs	241	338	877	1,148
Total other comprehensive income (loss)	98	4,183	(7,978)	4,303
Comprehensive income	$24,573	$24,904	$53,901	$68,965

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 27, 2015	June 28, 2014
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$61,879	$64,662
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	74,189	73,060
Stock-based compensation expense	15,478	13,270
Provision for (benefit from) doubtful accounts, product returns and other sales adjustments	537	(166)
Deferred income taxes	24,976	18,454
Loss on extinguishment of debt	3,760	8,192
Gain on sales of assets, net	(4,116)	(1,247)
Asset impairments	1,954	—
Other, net	745	95
Changes in operating assets and liabilities:
Accounts receivable	40,159	(27,795)
Inventories	12,958	(64,897)
Prepaid expenses and other assets	9,017	(13,350)
Accounts payable	(52,966)	116,809
Accrued liabilities and other long-term liabilities	(12,340)	11,406
Cash provided by operating activities	176,230	198,493

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(76,239)	(47,424)
Proceeds from sales of property, plant and equipment	15,062	5,654
Cash paid for business combinations	—	(80,861)
Cash used in investing activities	(61,177)	(122,631)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	—	4,100
Repayments of long-term debt	(108,666)	(279,634)
Debt issuance costs	(1,766)	—
Proceeds from long-term debt, net of issuance costs	—	369,897
Proceeds from short-term borrowings	—	65,935
Repayments of short-term borrowings	(10,221)	(62,766)
Proceeds from revolving credit facility borrowings	1,817,700	560,000
Repayments of revolving credit facility borrowings	(1,812,700)	(560,000)
Proceeds from termination of interest rate swap	3,258	16,492
Net proceeds from stock issuances	17,708	9,606
Repurchases of common stock	(70,777)	(51,265)
Cash provided by (used in) financing activities	(165,464)	72,365

Effect of exchange rate changes	275	911
Increase (decrease) in cash and cash equivalents	(50,136)	149,138
Cash and cash equivalents at beginning of period	466,607	402,875
Cash and cash equivalents at end of period	$416,471	$552,013

Cash paid during the period for:
Interest, net of capitalized interest	$18,179	$28,695
Income taxes, net of refunds	$39,964	$20,292

Non-interest bearing notes payable issued in conjunction with a business combination (refer to Note 12)	$—	$14,789
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

Results of operations for the nine months ended June 27, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2014 was a 52-week year and fiscal 2015 will be a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2. Inventories

Components of inventories were as follows:

	As of
	June 27, 2015	September 27, 2014
	(In thousands)
Raw materials	$600,623	$628,860
Work-in-process	105,041	102,618
Finished goods	168,560	161,700
Total	$874,224	$893,178

Note 3. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of June 27, 2015, the aggregate carrying amount of the Company's long-term debt instruments approximated fair value as estimated based on quoted prices.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities consist of:

•	Money market funds

•	Time deposits

•	Foreign currency forward contracts

Assets and liabilities measured at fair value on a recurring basis were not material as of June 27, 2015 or September 27, 2014.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of June 27, 2015 or September 27, 2014.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been previously recognized. Fair value is generally estimated using independent third party valuations based on market comparables. Assets held-for-sale were not material as of June 27, 2015.

Note 4. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign exchange rate risk.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Brazil, Israel and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	June 27, 2015	September 27, 2014
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$88,411	$114,157
Number of contracts	46	42
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$250,938	$255,828
Number of contracts	48	41

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

The Company also utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts are accounted for as cash flow hedges and are generally one to two months in duration but, by policy, may be up to twelve months in duration.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were immaterial in all periods presented herein. As of June 27, 2015, AOCI related to foreign currency forward contracts was not material.

As of September 27, 2014, the Company had an outstanding interest rate swap with a notional amount of $100 million that was not designated as a hedging instrument for accounting purposes. The swap was terminated in the first quarter of 2015 upon extinguishment of the underlying debt, at which time the Company received a cash payment of $3.3 million. As of June 27, 2015, the Company does not have any interest rate swaps.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	June 27, 2015	September 27, 2014
	(In thousands)
Secured debt	$40,000	$40,000
Senior notes due 2019 ("2019 Notes")	—	100,000
Senior secured notes due 2019 ("Secured Notes")	375,000	375,000
Non-interest bearing notes payable	12,214	15,097
Fair value adjustment (1)	—	3,757
Total long-term debt	427,214	533,854
Less: Current Portion
2019 Notes called for redemption in fourth quarter of 2014	—	100,000
Fair value adjustment related to remaining 2019 Notes	—	3,757
Secured debt (refinanced in the first quarter of 2015)	—	40,000
Current portion of non-interest bearing notes payable	3,416	3,416
Long-term debt	$423,798	$386,681

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

In addition, during the first quarter of 2015, the Company entered into an amendment (the “Amendment”) of the Loan Agreement between the Company and MUFG Union Bank, N.A. (the “Bank”) dated July 19, 2012 (the “Loan Agreement”). The Amendment extends the maturity date of the Company’s secured debt from July 19, 2015 to December 19, 2017, which, upon approval of the Bank, may be extended up to two times for a period of one year for each extension. Principal, together with accrued and unpaid interest, is due on the maturity date. The Company has the right to prepay loans under the Loan Agreement in whole or in part at any time without penalty. As amended, the Loan Agreement requires the Company to comply with a financial covenant if certain conditions exist. None of these conditions existed at June 27, 2015.

Short-term debt

On May 20, 2015, the Company replaced its $300 million asset-backed revolving credit facility (the "ABL") with a $375 million secured revolving credit facility (the "Cash Flow Revolver"). The Cash Flow Revolver requires the Company to comply with certain financial covenants and may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as February 28, 2019 if certain conditions exist.

As of June 27, 2015, $5.0 million of borrowings and $22.4 million of letters of credit were outstanding under the Cash Flow Revolver.

The Company incurred $1.8 million of debt issuance costs in connection with this transaction. In addition, $1.0 million of unamortized debt issuance costs related to the ABL were carried forward and $0.8 million of such costs were expensed. Accordingly, $2.8 million of debt issuance costs will be amortized to interest expense over the life of the Cash Flow Revolver.

As of June 27, 2015, certain foreign subsidiaries of the Company had a total of $74.0 million of short-term borrowing facilities, under which no borrowings were outstanding. An aggregate of $25.0 million of such facilities expire during the fourth quarter of 2015 and the remainder of such facilities expire through the second quarter of 2017.

Debt covenants

Other than the financial covenant related to the Company's secured debt, which is not currently applicable, none of the Company's other long-term debt is subject to financial covenants. The Company's debt agreements contain a number of restrictive covenants, restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of June 27, 2015.

Note 6. Commitments and Contingencies

Commitments. In early 2015, the Company exercised an option to purchase a facility for $20.5 million. This purchase closed early in the fourth quarter of 2015.

Litigation and other contingencies. From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 27, 2015 and September 27, 2014, the Company had reserves of $26.8 million and $24.8 million, respectively, for environmental matters, litigation and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

One of the Company's most significant credit risks is the ultimate realization of accounts receivable and customer inventory liabilities. This risk is partially mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. On October 6, 2014, one of the Company’s customers, GT Advanced Technologies, filed a petition for reorganization under bankruptcy law. The Company performed an analysis as of September 27, 2014 to quantify its potential exposure and administrative and reclamation claim priority. As a result of the analysis, the Company determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $1.9 million in the fourth quarter of 2014. Based on new information that became available and events that occurred subsequent to the Company's filing of its 2014 financial statements, the Company determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $3.9 million in the first quarter of 2015. The Company updated its analysis and determined no additional reserves were necessary as of June 27, 2015.

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of June 27, 2015, the Company has been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination.

A foreign subsidiary of the Company is party to an order requiring such subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. During the third quarter of 2015, the Company revised its estimate of remediation costs and provided additional reserves of $6.0 million for this matter. The associated charge was recorded in restructuring expense.

Warranty Reserve. The following table presents information with respect to warranty reserves, which are included in accrued liabilities on the unaudited condensed consolidated balance sheets:

	As of
	June 27, 2015	June 28, 2014
	(In thousands)
Beginning balance — end of prior year	$13,726	$15,136
Charges for the period, net of recoveries	2,459	5,398
Utilization of accrual	(5,133)	(5,923)
Ending balance — current quarter	$11,052	$14,611

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

The provision for income taxes for the third quarter of 2015 and 2014 was $15.8 million and $18.3 million, respectively, and $67.6 million and $46.7 million for the nine months ended June 27, 2015 and June 28, 2014, respectively. Tax expense for the third quarter of 2015 decreased from the same period in the prior year due to a decrease in pre-tax income in high-tax jurisdictions and certain discrete items, including tax expense of $3.3 million upon the maturity of certain interest rate swaps, which were recorded in 2014. Income tax expense for the nine months ended June 27, 2015 was greater than that for the nine months ended June 28, 2014 primarily due to the unfavorable resolution of a foreign tax audit during the second quarter of 2015.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

In 2014, a foreign tax authority completed its audit of the Company’s 2006 tax return and issued an assessment challenging certain of the Company’s tax positions. Although the Company disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, the Company made a significant payment to the foreign tax authority during the quarter ended March 28, 2015 to resolve all issues related to this audit. This payment increased income tax expense by a net amount of $15.5 million, which represents the amount by which the amount paid exceeded the Company's reserve for this uncertain tax position.
The Company is currently being audited by the Internal Revenue Service for fiscal years 2008 through 2010. To the extent the Company's net operating loss carryforwards are reduced by the Internal Revenue Service, this would result in a decrease in net operating losses that are offset with a valuation allowance and would not have an impact on the Company's results of operations or cash flow.

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

In each of the past three years, the Company has released a portion of its valuation allowance attributable to certain deferred tax assets in the U.S. and foreign jurisdictions. These releases have ranged from $21.5 million to $158.7 million. As of September 27, 2014, the Company had a valuation allowance of $663.2 million. To the extent the Company continues to consistently earn, as well as reliably project, income in the appropriate jurisdictions, it is possible that the valuation allowance will be further reduced at such time when such positive evidence can be substantiated. Continued expected profitability may be sufficient to warrant an additional release of the valuation allowance in 2015, although such positive evidence would need to be weighed against any negative evidence existing at that time.

Note 8. Stockholder's Equity

Accumulated other comprehensive income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 27, 2015	September 27, 2014
	(In thousands)
Foreign currency translation adjustments	$90,717	$100,090
Unrealized holding losses on derivative financial instruments	(793)	(575)
Unrecognized net actuarial loss and transition cost for benefit plans	(14,986)	(16,599)
Total	$74,938	$82,916

Stock repurchase program

In 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The Board of Directors subsequently approved a second $100 million stock repurchase plan in September 2014. These authorizations have no expiration date. During the nine months ended June 27, 2015 and June 28, 2014, the Company repurchased 3.2 million and 3.1 million shares of its common stock for $69.4 million and $50.1 million, respectively. As of June 27, 2015, $55.7 million remains available under this program.

In addition to the authorizations discussed above, the Company repurchased 55,377 and 71,000 shares of its common stock during the nine months ended June 27, 2015 and June 28, 2014, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $1.4 million and $1.2 million, respectively, in conjunction with these repurchases.

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

The following table presents revenue and a non-GAAP measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands)
Gross sales:
IMS	$1,245,748	$1,275,159	$3,851,264	$3,571,478
CPS	339,150	390,986	1,032,435	1,126,460
Intersegment revenue	(45,627)	(61,418)	(145,736)	(169,001)
Net sales	$1,539,271	$1,604,727	$4,737,963	$4,528,937

Gross profit:
IMS	$90,764	$85,688	$273,507	$246,309
CPS	32,670	43,171	99,615	116,152
Total	123,434	128,859	373,122	362,461
Unallocated items (1)	(2,872)	(1,946)	(10,951)	(5,796)
Total	$120,562	$126,913	$362,171	$356,665

(1) For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands)
Net sales
United States	$252,441	$246,900	$732,992	$795,497
Mexico	467,133	467,324	1,481,064	1,164,952
China	361,004	405,606	1,136,605	1,145,156
Other international	458,693	484,897	1,387,302	1,423,332
Total	$1,539,271	$1,604,727	$4,737,963	$4,528,937

Percentage of net sales represented by ten largest customers	47.7%	51.2%	49.0%	49.8%
Number of customers representing 10% or more of net sales	—	—	—	1

Note 10. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands, except per share data)
Numerator:
Net income	$24,475	$20,721	$61,879	$64,662

Denominator:
Weighted average common shares outstanding	81,700	82,467	82,357	82,988
Effect of dilutive stock options and restricted stock units	3,793	3,768	3,951	3,609
Denominator for diluted earnings per share	85,493	86,235	86,308	86,597

Net income per share:
Basic	$0.30	$0.25	$0.75	$0.78
Diluted	$0.29	$0.24	$0.72	$0.75

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands)
Potentially dilutive securities:
Employee stock options	622	2,522	504	3,074
Restricted stock units	9	108	11	36
Total	631	2,630	515	3,110

Note 11. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands)
Stock options	$1,689	$2,433	$7,927	$7,791
Restricted stock units	2,584	1,805	7,551	5,479
Total	$4,273	$4,238	$15,478	$13,270

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands)
Cost of sales	$1,412	$1,298	$4,479	$3,863
Selling, general and administrative	2,810	2,916	10,872	9,370
Research and development	51	24	127	37
Total	$4,273	$4,238	$15,478	$13,270

During the second quarter of 2015, the Company's stockholders approved the reservation of an additional 1.7 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of June 27, 2015, an aggregate of 13.2 million shares were authorized for future issuance under the Company's stock plans, of which 10.2 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.0 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 27, 2014	8,181	12.90	5.30	93,767
Granted	557	24.56
Exercised/Cancelled/Forfeited/Expired	(1,591)	16.60
Outstanding as of June 27, 2015	7,147	12.99	5.19	63,503
Vested and expected to vest as of June 27, 2015	7,027	12.90	5.14	62,905
Exercisable as of June 27, 2015	5,792	12.22	4.48	54,805

The weighted-average grant date fair value of stock options granted during the three and nine months ended June 27, 2015 was $11.02 per share and $12.53 per share, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated.

As of June 27, 2015, unrecognized compensation expense of $8.6 million is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 27, 2014	2,341	13.29	2.01	56,064
Granted	952	23.46
Vested/Forfeited/Cancelled	(273)	13.44
Outstanding as of June 27, 2015	3,020	16.48	1.76	65,112
Expected to vest as of June 27, 2015	1,970	16.23	1.66	42,465

As of June 27, 2015, unrecognized compensation expense of $23.2 million is expected to be recognized over a weighted average period of 1.7 years. Additionally, as of June 27, 2015, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not considered probable was $13.6 million.

Note 12. Acquisitions

Fourth Quarter of 2015 (Subsequent event)

On June 29, 2015, the Company purchased all outstanding stock of a privately-held company that designs and manufactures equipment for the oil and gas industry. The acquisition further enhances and complements the Company's existing capabilities in the oil and gas market. Consideration for the acquisition consists of cash of approximately $15.1 million, plus up to an additional $23.5 million if certain annual earnings targets are achieved in the first five years following the date of acquisition. In addition, the Company assumed $15.3 million of debt, which was repaid immediately upon closing of the acquisition. The Company is in the process of determining the fair value of assets and liabilities acquired, including contingent consideration, and does not expect the acquisition to have a material effect on the Company's financial position or results of operations in the fourth quarter of 2015.

Third Quarter of 2014

On April 28, 2014, the Company acquired a manufacturing operation that primarily produces industrial-related products serving multiple end-user markets. The Company also entered into a master supply agreement with the acquiree in connection with this acquisition. Total consideration paid for this acquisition was $40.2 million, consisting of $25.4 million of cash and non-interest bearing notes payable with a discounted value of $14.8 million.

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

All references to years, in this section, refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2014 was a 52-week year and fiscal 2015 will be a 53-week year, with the extra week occurring in the fourth fiscal quarter.

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

A relatively small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. A single customer represented 10% or more of our net sales for the nine months ended June 28, 2014. No single customer represented 10% or more of our net sales for the three or nine months ended June 27, 2015 or for the three months ended June 28, 2014.

We typically generate approximately 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations results primarily from a desire on the part of many of our customers to require production in lower cost locations such as Asia, Latin America and Eastern Europe.

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

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands)
Net sales	$1,539,271	$1,604,727	$4,737,963	$4,528,937
Gross profit	$120,562	$126,913	$362,171	$356,665
Operating income	$47,283	$53,328	$150,415	$138,145
Net income	$24,475	$20,721	$61,879	$64,662

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 27, 2015	June 28, 2014	Increase/(Decrease)		June 27, 2015	June 28, 2014	Increase/(Decrease)
Communications	$577,016	$677,496	$(100,480)	(14.8)%	$1,856,123	$1,977,581	$(121,458)	(6.1)%
Industrial, defense and medical	623,603	579,465	44,138	7.6%	1,869,519	1,537,885	331,634	21.6%
Embedded computing and storage	338,652	347,766	(9,114)	(2.6)%	1,012,321	1,013,471	(1,150)	(0.1)%
Total	$1,539,271	$1,604,727	$(65,456)	(4.1)%	$4,737,963	$4,528,937	$209,026	4.6%

Net sales decreased from $1.60 billion in the third quarter of 2014, to $1.54 billion in the third quarter of 2015, a decrease of 4.1%. Net sales increased from $4.53 billion for the nine months ended June 28, 2014 to $4.74 billion for the nine months ended June 27, 2015, an increase of 4.6%. For both periods, sales to customers in our industrial, defense and medical market increased primarily as a result of customer program acquisitions and sales to customers in our communications end market decreased primarily as a result of certain customer program transfers and decreased demand for wireless communications products. Our largest end market for 2015 is the industrial, defense, and medical end market.

Gross Margin

Gross margin decreased to 7.8% for the third quarter of 2015, from 7.9% for the third quarter of 2014. The decrease was primarily a result of decreased sales in our CPS segment, which has significantly higher contribution margins than our IMS segment. IMS gross margin increased to 7.3% for the third quarter of 2015 from 6.7% for the third quarter of 2014, primarily as a result of improved operational efficiencies. CPS gross margin decreased to 9.6% for the third quarter of 2015, from 11.0% for the third quarter of 2014, primarily as a result of decreased sales in most operating segments.

Gross margin decreased to 7.6% for the nine months ended June 27, 2015, from 7.9% for the nine months ended June 28, 2014. The decrease was primarily attributable to lower business volume in our CPS segment and $4.9 million of charges associated with distressed customers. IMS gross margin increased to 7.1% for the nine months ended June 27, 2015 from 6.9% for the nine months ended June 28, 2014, primarily due to increased sales. CPS gross margin decreased to 9.6% for the nine months ended June 27, 2015 from 10.3% for the nine months ended June 28, 2014, primarily as a result of decreased sales in most operating segments.

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

Operating Expenses

Operating expenses decreased $0.3 million, from $73.6 million, or 4.6% of net sales, in the third quarter of 2014 to $73.3 million, or 4.8% of net sales, in the third quarter of 2015. This decrease was primarily attributable to lower incentive compensation for 2015 and a gain on sales of assets in 2015, partially offset by a $6.0 million restructuring charge in 2015 for environmental remediation costs.

Operating expenses decreased $6.7 million, from $218.5 million, or 4.8% of net sales, for the nine months ended June 28, 2014 to $211.8 million, or 4.5% of net sales, for the nine months ended June 27, 2015. This decrease was primarily due to lower incentive compensation and professional fees in 2015 and higher gains on asset sales in 2015, partially offset by $8.0 million of charges in 2015 for environmental remediation costs and asset impairments.

Interest Expense

Interest expense decreased $2.4 million in the third quarter of 2015, compared to the third quarter of 2014. Interest expense decreased $4.7 million for the nine months ended June 27, 2015, compared to the nine months ended June 28, 2014. The decrease in both periods was primarily a result of a $268.2 million net reduction in debt from the end of the third quarter of 2014 to the end of the third quarter of 2015.

Other Expense, net

The following table presents the significant components of other expense, net:

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands)
Foreign exchange losses	$(105)	$(154)	$(294)	$(957)
Loss on extinguishment of debt	(847)	(8,192)	(3,760)	(8,192)
Other, net	(296)	2,245	913	4,552
Total	$(1,248)	$(6,101)	$(3,141)	$(4,597)

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
On May 20, 2015, we replaced our $300 million asset-backed revolving credit facility ("ABL") with a $375 million secured revolving credit facility ("Cash Flow Revolver"). In connection with this transaction, we expensed $0.8 million of unamortized debt issuance cost related to the ABL.
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

The provision for income taxes for the third quarter of 2015 and 2014 was $15.8 million and $18.3 million, respectively, and $67.6 million and $46.7 million for the nine months ended June 27, 2015 and June 28, 2014, respectively. Tax expense for the third quarter of 2015 decreased from the same period in the prior year due to a decrease in pre-tax income in high-tax jurisdictions and certain discrete items, including tax expense of $3.3 million upon the maturity of certain interest rate swaps, which were recorded in 2014. Income tax expense for the nine months ended June 27, 2015 was greater than that for the nine months ended June 28, 2014 primarily due to the unfavorable resolution of a foreign tax audit during the second quarter 2015.

We conduct business globally and, as a result, file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world.

In 2014, a foreign tax authority completed its audit of our 2006 tax return and issued an assessment challenging certain of our tax positions. Although we disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, we made a significant payment to the foreign tax authority during the quarter ended March 28, 2015 to resolve all issues related to this audit. This payment increased income tax expense by a net amount of $15.5 million, which represents the amount by which the amount paid exceeded our reserve for this uncertain tax position.

We are currently being audited by the Internal Revenue Service for fiscal years 2008 through 2010. To the extent our net operating loss carryforwards are reduced by the Internal Revenue Service, this would result in a decrease in net operating losses that are offset with a valuation allowance and would not have an impact on our results of operations or cash flow.
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

In each of the past three years, we have released a portion of our valuation allowance attributable to certain deferred tax assets in the U.S. and foreign jurisdictions. These releases have ranged from $21.5 million to $158.7 million. As of September 27, 2014, we had a valuation allowance of $663.2 million. To the extent we continue to consistently earn, as well as reliably project, income in the appropriate jurisdictions, it is possible that the valuation allowance will be further reduced at such time when such positive evidence can be substantiated. Continued expected profitability may be sufficient to warrant an additional release of the valuation allowance in 2015, although such positive evidence would need to be weighed against any negative evidence existing at that time.

Liquidity and Capital Resources

	Nine Months Ended
	June 27, 2015	June 28, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$176,230	$198,493
Investing activities	(61,177)	(122,631)
Financing activities	(165,464)	72,365
Effect of exchange rate changes on cash and cash equivalents	275	911
Increase (decrease) in cash and cash equivalents	$(50,136)	$149,138

Key Liquidity Performance Measures

	Three Months Ended
	June 27, 2015	September 27, 2014
Days sales outstanding (1)	54	52
Inventory turns (2)	6.6	7.0
Days inventory on hand (3)	56	52
Accounts payable days (4)	68	65
Cash cycle days (5)	42	39

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

Cash and cash equivalents were $416.5 million at June 27, 2015 and $466.6 million at September 27, 2014. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities and repurchases of debt and capital stock, and other factors. Our working capital was approximately $1.0 billion as of June 27, 2015 and $0.9 billion as of September 27, 2014.

Net cash provided by operating activities was $176.2 million and $198.5 million for the nine months ended June 27, 2015 and June 28, 2014, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense and losses from debt extinguishment; and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the nine months ended June 27, 2015, we generated $179.4 million of cash from net income, excluding non-cash items, and used $3.2 million of cash because of an increase in net operating assets. Net operating assets increased primarily as a result of lower business volume which caused accounts payable and accounts receivable to decrease by $53.0 million and $40.2 million, respectively. The effect of lower business volume on accounts payable and accounts receivable was partially mitigated by increases in DPO and DSO. DPO increased from 65 days as of September 27, 2014 to 68 days as of June 27, 2015 due primarily to a favorable change in the composition of suppliers with which we have shorter payment terms to suppliers with longer payment terms and a favorable shift in linearity of material receipts. DSO increased from 52 days as of

September 27, 2014 to 54 days as of June 27, 2015 due primarily to an unfavorable shift in linearity of shipments. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $61.2 million and $122.6 million for the nine months ended June 27, 2015 and June 28, 2014, respectively. During the nine months ended June 27, 2015, we used $76.2 million of cash for capital expenditures and received proceeds of $15.1 million primarily from the sale of certain properties. During the nine months ended June 28, 2014, we paid $80.9 million in connection with customer program acquisitions, used $47.4 million of cash for capital expenditures and received proceeds of $5.7 million primarily from the sales of certain properties.

Net cash provided by (used in) financing activities was $(165.5) million and $72.4 million for the nine months ended June 27, 2015 and June 28, 2014, respectively. During the nine months ended June 27, 2015, we redeemed $100 million of long-term debt for $108.7 million, paid $70.8 million for repurchases of common stock, paid $5.2 million of net repayments of short-term borrowings, received $17.7 million of proceeds from issuances of common stock pursuant to stock option exercises and received $3.3 million from termination of an interest rate swap. During the nine months ended June 28, 2014, we received $373.1 million of net proceeds from the issuance of long-term debt and short-term borrowings, redeemed $264.4 million of long-term debt for $279.6 million, paid $51.3 million for repurchases of common stock, received $16.5 million from termination of interest rate swaps, received $9.6 million of proceeds from issuances of common stock pursuant to stock option exercises and reduced our restricted cash by $4.1 million.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase up to $200 million of our common stock. The timing of repurchases made will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares made under this program will reduce our liquidity. We repurchased $69.4 million of our common stock in the open market during the first nine months of 2015. As of June 27, 2015, we have $55.7 million remaining available under this program.

The Loan Agreement covering our $40 million secured debt contains a financial covenant that is only applicable to us if certain conditions exist. None of these conditions existed as of June 27, 2015.

On May 20, 2015, we replaced our $300 million asset-backed revolving credit facility (the "ABL") with a $375 million secured revolving credit facility (the "Cash Flow Revolver"). The Cash Flow Revolver requires us to comply with certain financial covenants and may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as February 28, 2019 if certain conditions exist.

Other than the financial covenant related to our secured debt, which is not currently applicable, none of our other long-term debt is subject to financial covenants. Our debt agreements contain a number of restrictive covenants, restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of June 27, 2015, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of June 27, 2015, we had accrued liabilities of $26.8 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

In early 2015, we exercised an option to purchase a facility for $20.5 million. This purchase closed early in the fourth quarter of 2015. Additionally, we completed an acquisition early in the fourth quarter of 2015 for cash consideration of approximately $15.1 million, plus up to an additional $23.5 million if certain annual earnings targets are achieved in the first five years following the date of acquisition. Additionally, we assumed approximately $15.3 million of debt which we repaid immediately upon closing of the acquisition.

In 2014, a foreign tax authority completed its audit of our 2006 tax return and issued an assessment challenging certain of our tax positions. Although we disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, we made a significant payment to the foreign tax authority during the quarter ended March 28, 2015 to resolve all issues related to this audit. This payment increased income tax expense by a net amount of $15.5 million, which represents the amount by which the amount paid exceeded our reserve for this uncertain tax position.

As of June 27, 2015, we had a liability of $78.4 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of June 27, 2015 included (1) cash of $416.5 million; (2) our $375.0 million credit facility, under which $347.6 million, net of outstanding letters of credit, was available as of June 27, 2015; (3) foreign short-term borrowing facilities of $74 million, all of which was available as of June 27, 2015 (an aggregate of $25.0 million of such facilities expire during the fourth quarter of 2015 and the remainder of such facilities expire through the second quarter of 2017); and (4) cash generated from operations.

In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $40 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such receipts.

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

As of June 27, 2015, 43% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facility and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 27, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. Currently, we do not use derivative financial instruments in our investment portfolio. As of June 27, 2015, we had no short-term investments and only $45 million of debt that bears interest at a floating rate. As such, an immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Brazil, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other expense, net, in the unaudited condensed consolidated statements of income. As of June 27, 2015, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $250.9 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $88.4 million as of June 27, 2015.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2015, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part II, Item I of Sanmina’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015.

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of the Environment (now, the Ontario Ministry of the Environment and Climate Change, the “MOECC”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. In July 2013, our subsidiary submitted a conceptual remedial action plan to the MOECC with respect to the site outlining proposed investigation and remediation activities. In September 2013, the MOECC responded, indicating that it concurred with the conceptual remedial action plan, but requesting some additional information. Our subsidiary provided the MOECC such additional, and other, information and agreed to certain changes to the conceptual remedial action plan. In July 2015, the MOECC formally confirmed that a risk based approach to further investigation and remediation at the site would be acceptable to the MOECC. Our subsidiary is in the process of preparing additional submissions to the MOECC to specify the actions it would take using this approach. Although we believe our conceptual remedial action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase remediation and associated costs, perhaps significantly.

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

Sales to our ten largest customers have generally represented approximately half of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales, particularly in the communications end market. The loss of, or a significant reduction in sales or pricing to our largest customers could substantially reduce our revenue and margins.

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

We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, our cash management strategies and other factors. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could lead to an increase in our taxes payable and a decrease in our net income.

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

Additionally, a portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our United States operations, we may incur significant taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

Our credit arrangements contain covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Our Cash Flow Revolver contains financial covenants with which we must comply and our Secured Debt agreement contains a financial covenant not currently applicable to us. In addition, our debt agreements include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business.

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

In addition, we may be required to record goodwill and other intangible assets in connection with our acquisitions. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of our goodwill and other intangible assets may no longer be recoverable. Should we determine in the future that our goodwill or other intangible assets have become impaired, an impairment charge to earnings would become necessary, which could be significant.

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

These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to revenue recognition rules have been enacted and will be effective for us in fiscal 2019. We could incur significant costs to implement these new rules, including costs to modify our IT systems. In addition, accounting policies affecting many other aspects of our business, particularly rules relating to lease accounting, are under review or being revised. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the anticipated convergence of U.S. GAAP and international financial reporting standards creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2013, our Board of Directors authorized us to repurchase up to $100 million of our common stock in the open market or in negotiated transactions off the market. The Board of Directors subsequently approved a second $100 million stock repurchase plan in September 2014. These authorizations have no expiration date. The table below sets forth information regarding our repurchases of our common stock under these authorizations during the third quarter of 2015.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
March 29, 2015 through April 25, 2015	112,600	$20.31	112,600	$101,111,140
Month #2
April 26, 2015 through May 23, 2015	1,264,707	$20.99	1,264,707	$74,564,256
Month #3
May 24, 2015 through June 27, 2015	876,906	$21.53	876,906	$55,687,577
Total	2,254,213	$21.17	2,254,213

(1) All months shown are our fiscal months.

(2) Amounts do not include commissions payable on shares repurchased.

Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of June 27, 2015.

Item 6. Exhibits

Exhibit Number	Description

10.30 (1)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.

10.31	Second Modification Agreement by and between Sanmina Corporation and MUFG Union Bank, N.A. dated as of May 20, 2015.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	July 24, 2015

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 24, 2015

EXHIBIT INDEX

Exhibit Number	Description

10.30 (1)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.

10.31	Second Modification Agreement by and between Sanmina Corporation and MUFG Union Bank, N.A. dated as of May 20, 2015.

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