Form 10-K
period 2015-10-03
SANMINA CORP
filed 2015-11-19
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,958,819,064 as of March 28, 2015, based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 28, 2015.

As of November 9, 2015, the number of shares outstanding of the registrant's common stock was 78,404,815.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina”) is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers, or OEMs, in the following industries: communications networks, storage, industrial, defense and aerospace, medical, energy and industries that include embedded computing technologies such as point of sale devices, casino gaming and automotive. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers. We were originally incorporated in Delaware in May 1989.

Our end-to-end solutions, combined with our global expertise in supply chain management, enable us to manage our customers' products throughout their life cycles. These solutions include:

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

We participate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)
Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment. This segment generated 80% of our total revenue in 2015.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding). Products include Non-Volatile DIMMs, solid state drives and DRAM solutions from our Viking Technology division, defense and aerospace products from SCI Technology, storage products from our Newisys division and optical and Radio Frequency (RF) modules. Services include design, engineering, logistics and repair services. CPS generated 20% of our total revenue in 2015.

We have facilities (manufacturing and non-manufacturing) in 25 countries on six continents. We locate our facilities near our customers and our customers' end markets in major centers for the electronics industry or in lower cost locations. Many of our operations located near our customers and their end markets are focused primarily on new product introduction, lower-volume, higher-complexity component and subsystem manufacturing and assembly, and final system assembly and test, while our operations located in lower cost areas engage primarily in higher-volume, less-complex component and subsystem manufacturing and assembly.

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

Industry Overview

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to an OEM's use of EMS companies to manufacture their products, rather than using internal manufacturing resources. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for additional, more complex manufacturing services, core technology development and design services. Today, EMS companies manufacture and test complete systems and manage the entire supply chains of their customers. Industry-leading EMS companies offer end-to-end services including product design and engineering, manufacturing, final system assembly and test, direct-order-fulfillment and logistics services, after-market product service and support, and global supply chain management.

We believe OEMs will continue to outsource manufacturing because it allows them to:

•	focus on core competencies;

•	access leading design and engineering capabilities;

•	improve supply chain management and purchasing power;

•	reduce operating costs and capital investment;

•	access global manufacturing services; and

•	accelerate time to market.

 Our Business Strategy

Our objective is to enhance our leadership position in the technology industry. Key elements of our strategy include:

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

Attracting and Retaining Long-Term Customer Partnerships. A core component of our strategy is to attract, build and retain long-term partnerships with companies in growth industries that will benefit from our global footprint and unique value proposition in advanced electronics manufacturing. As a result of this customer-centric approach, we have experienced business growth from both existing and new customers and will continue to cultivate these partnerships with additional products and value-added solutions.

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

Continuing to Penetrate Diverse End Markets. We focus our marketing and sales efforts on major end markets within the electronics technology industry. We target markets we believe offer significant growth opportunities and for which OEMs sell complex products that are subject to rapid technological change because the manufacturing of these products requires higher value-added services. We intend to continue to diversify our business across market segments and customers to reduce our dependence on any particular market or customer.

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

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-effective services for our customers. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global basis as a result of our existing manufacturing footprint in 23 countries on six continents.

Our Competitive Strengths

We believe our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

End-to-End Solutions. We provide solutions throughout the world to support our customers' products during their entire life cycle, from product design and engineering, through manufacturing, to direct order fulfillment, logistics and after-market product service and support. Our end-to-end solutions are among the most comprehensive in the industry because we focus on adding value before and after the actual manufacturing of our customers' products. These solutions also enable us to 1) provide our customers with a single source of supply for their design, supply chain and manufacturing needs, 2) reduce the time required to bring products to market, 3) lower product costs and 4) allow our customers to focus on those activities they expect to add the highest value. We believe our end-to-end solutions allow us to develop closer relationships with our customers and more effectively compete for their future business.

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

Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing (CDM) and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for global environmental compliance regulations such as the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE). We focus on industry segments that include communications networks, embedded computing technology, storage, industrial, defense, medical, and energy. System solutions for these industry segments are supported by our vertically integrated component technologies, namely printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, plastics, memory modules, and optical, RF and microelectronics modules.

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

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions including high-technology components, new product introduction and test development services. These solutions are provided in every major region worldwide, with design and prototyping close to our customer’s product development centers. Our customers benefit significantly from our experience in these areas including product cost reduction, minimization of assets deployed for manufacturing, accelerated time-to-market and a simplified supply chain. Key system components we manufacture include high-technology printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machined components, optical and RF modules and memory modules. These components and sub-assemblies are integrated into a final product or system, configured and tested to our customer’s or the end-customer’s specifications and delivered to the final point of use, with Sanmina managing the entire supply chain. By manufacturing system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the supply chain of our customers' products.

Customers also benefit from our combined design, technology and manufacturing experience with specific products and markets. For example, in communications networks, our 30 years of experience in developing high-speed printed circuit boards ("PCBs") and backplanes attracts major customers to us because of the higher levels of product performance achieved using our technology. Examples of products for which our experience and vertically integrated model provide competitive advantage include wireless base stations, network switches, routers and gateways, optical switches, enterprise-class servers and storage appliances, set-top boxes, avionics and satellite systems, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in semiconductor manufacturing processes, including equipment for photolithography, chemical mechanical polishing, vapor deposition and robotics for wafer transfer. For these and many other products, customers can gain competitive advantage with our technology, while reducing the capital requirements associated with manufacturing and global supply chain management.

Advanced Component Technologies. We provide advanced component technologies which we believe allow us to differentiate us from our competitors. These advanced technologies include the fabrication of complex printed circuit boards, backplanes, enclosures, precision machining and plastic components. For example, we produce some of the most advanced printed circuit boards and backplanes in the world, with up to 70 layers and process capabilities including a range of low signal loss, high performance materials, buried capacitors and resistors, high-density interconnects and micro via technology. We also manufacture high-density flex and rigid-flex printed circuit boards with up to 30 layers and 8 transition layers in support of defense and aerospace markets and high-end medical electronics.

Our printed circuit board assembly technologies include micro ball grid arrays, chip scale packages, fine-pitch discretes and small form factor radio frequency and optical components, chip on board, as well as advanced packaging technologies used in high pin count application for specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures, racks and frames. Our assembly services use advanced technologies including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We have also developed build-to-order (BTO) and configure-to-order (CTO) systems and processes that enable us to manufacture and ship finished systems in as little as 8 hours after receipt of an order. We utilize a centralized Technology Council to coordinate the development and introduction of new technologies to meet our customers' needs in various locations and to increase technical collaboration among our facilities and divisions.

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of facilities in 25 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services. Our repair partners are located in an additional 23 countries.

We offer customers five regions in which all of our technology and components, integrated manufacturing and logistics solutions can be implemented and can serve both regional and global business needs. To manage and coordinate our global operations, we employ an enterprise-wide ERP system at substantially all of our manufacturing locations that operates on a single IT platform and provides us with company-wide information regarding component inventories and orders. This system enables us to standardize planning and purchasing at the facility level and to optimize inventory management and utilization worldwide. Our systems also enable our customers to receive key information regarding the status of their programs.

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

Supply chain management also involves the planning, purchasing and warehousing of product components. A key objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components at a competitive price and on a just-in-time basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements and to reflect any changes in these requirements in our production management systems. These systems enable us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements. Our enterprise-wide ERP systems provide us with company-wide information regarding component inventories and orders to optimize inventories, planning and purchasing at the facility level.

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

Expertise in Serving Diverse End Markets. We have experience in serving our customers in the communications networks, embedded computing, storage, industrial, defense, medical, and energy markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, medical, automotive, energy and defense and aerospace.

 Our Products and Solutions

We offer our OEM customers a diverse set of products and solutions with a focus on wireless, wireline and optical communications and network infrastructure equipment, such as switches, routers and base stations, computing and storage systems, defense and commercial avionics and communications, medical imaging, diagnostic and patient monitoring systems, digital satellite set-top boxes, point-of-sale, gaming systems, semiconductor tools for metrology, lithography, dry and wet processing, industrial products including large format printers and automated teller machines, energy and clean technology products such as solar and wind products, oil and gas applications, fuel cells, LED lighting, smart meters and battery systems. These products may require us to use some or all of our end-to-end solutions including design, component technologies and logistics and repair services.

Integrated Manufacturing Solutions includes:

Printed Circuit Board Assembly and Test. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors and memory modules, to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology (SMT) and pin-through-hole assembly (PTH). SMT is an automated assembly system that places and solders components to the printed circuit board. In PTH, components are inserted into holes punched in the circuit board. Another method is press-fit-technology, in which components are pressed into connectors affixed to the printed circuit board. We use SMT, PTH, press-fit and other attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies that all components are properly inserted and attached, and that electrical circuits are complete. We perform functional tests to confirm the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subjected.

Final System Assembly and Test. We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. Products for which we currently provide final system assembly and test include wireless base stations, wireline communications switches, optical networking products, high-end servers, industrial and automotive products, LED lighting fixtures, diagnostic medical equipment, internet-protocol communication systems, point of sale devices, set-top boxes and storage. We often integrate Sanmina-manufactured printed circuit board assemblies with enclosures, cables and memory modules. Our final assembly activities may also involve integrating components and modules that others manufacture. The complex, finished products we produce typically require extensive test protocols. We offer both functional and environmental test services. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help assure our customers that their products will function as designed.

Direct-Order-Fulfillment. We provide direct-order-fulfillment for our OEM customers. Direct-order-fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel such as a retail outlet, or directly to the end customer. We manage our direct-order-fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct-order-fulfillment services include BTO and CTO capabilities: in BTO, we build a system with the particular configuration ordered by the OEM customer; in CTO, we configure systems to an end customer's order, for example by installing software desired by the end customer. The end customer typically places this order by choosing from a variety of possible system configurations and options. Using advanced manufacturing processes and a real-time warehouse management and data control system on the manufacturing floor, we can meet a 48 to 72 hour turn-around-time for BTO and CTO requests. We support our direct-order-fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns. Our systems support direct-order-fulfillment for a variety of products, such as servers, workstations, set-top boxes and medical devices.

Components, Products and Services includes:

Product Design and Engineering. Our design and engineering groups provide customers with comprehensive services from initial product design and detailed product development to prototyping and validation, production launch and end-of-life support for a wide range of products covering all our market segments. These groups complement our vertically integrated manufacturing capabilities by providing component level design services for printed circuit boards, backplanes and a variety of electro-mechanical systems. Our offerings in design engineering include product architecture, detailed development, simulation, test and validation, integration and regulatory and qualification services, and our NPI services include quick-turn prototypes, functional test development and release-to-volume production. We also offer post manufacturing and end-of-life support including repair and sustaining engineering support through our Global Services division. We can also complement our customer's design team with our unique skills and services which can be used to develop custom, high performance products that are manufacturable and cost optimized to meet product and market requirements. Such engineering services can help in improving the customer’s time-to-market objectives.

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

Printed circuit boards are made of fiberglass/resin- laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic devices. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit traces and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 70 layers and circuit trace widths as narrow as two mils (50 micron) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow for fabrication of some of the largest form factor and highest speed (frequencies in excess of 25 gigahertz or GHz) backplanes available in the industry.

Backplanes and Backplane Assemblies. Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products, such as internet routers. Backplanes provide interconnections for printed circuit board assemblies, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press-fitting high density connectors into plated through-holes in the bare backplane. In addition, many of the newer, advanced technology backplanes require SMT attachment of passive discrete components as well as high-pin count ball grid array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and “know-how” which enable backplanes to run at data rates in excess of 25 Gbps. We currently have capabilities to manufacture backplanes with greater than 60 layers in sizes of 26x40 or 22x52 inches and up to 0.5 inches in thickness, using a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes. We are one of a limited number of manufacturers with these capabilities.

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

Mechanical Systems. Mechanical systems are used across all major markets to house and protect complex and fragile electronic components, modules and sub-systems so that the system's functional performance is not compromised due to mechanical, environmental or any other usage conditions. Our mechanical systems manufacturing services are capable of fabricating mechanical components, such as cabinets, chassis (soft tool and hard progressive tools), frames, racks, and data storage cabinets integrated with various electronic components and sub-systems for power management, thermal management, sensing functions and control systems.

We manufacture a broad range of enclosures for a wide range of products from set-top boxes, medical equipment, and storage, to large and highly complex mechanical systems, such as those used in indoor and outdoor wireless base station products and high precision vacuum chambers for the semiconductor industry.

Our mechanical systems expertise is available at several of our state-of-the-art facilities worldwide. Our operations provide metal fabrication by soft tools, high-volume metal stamping and forging by hard tools with stage and progressive tools, plastic injection molding, robotic welding, powder coating, wet painting, plating and cleaning processes.

We also offer a suite of world-class precision machining services in the U.S, Mexico and China. We use advanced numerically controlled machines enabling the manufacture of components to very tight tolerances and the assembly of these components in clean environments. Capabilities include complex medium- and large-format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we do lapping, plating, anodizing, electrical discharge machining (EDM), heat-treating, cleaning, laser inspection, painting and packaging. We have dedicated facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality. This includes fully automated “lights-out” machinery that continues production in the absence of human operators. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial and AS9100-certified aerospace markets.

In addition, we have a team dedicated to the oil and gas industry. Services provided include product design, American Petroleum Institute (API) certified manufacturing assembly, testing and precision machining. This group specializes in harsh environment applications and provides services to major oil and gas equipment and service providers. Product design capabilities include mechanical, electrical and software engineering. Manufacturing assembly and test capabilities include high temperature printed circuit board assembly as well as full turnkey electromechanical assembly.

Viking Technology. Viking Technology is a global supplier of Non-Volatile DIMMs (NVDIMM), Solid State Drives (SSD) and DRAM solutions. Viking's mission and philosophy is to continue delivering leading-edge technology solutions that optimize the value and performance of its customers’ applications.

In recent years, Viking invested in several disruptive technologies such as NVDIMM and new storage class memory. These investments will enable Viking to more fully support the large, growing server market with products that have the increased performance and capacity to enhance critical business applications.

Viking's NVDIMM delivers I/O performance acceleration to storage appliances, data security to virtual machines and enables increased endurance SSDs deployed in a tiered storage environment. Viking Technology is advancing the non-volatile / persistent memory ecosystem with multiple OEM deployments of this technology.

With a range of products that spans both SSD and DRAM technologies, Viking provides the ability to deliver storage solutions ranging from high-performance computing SSDs tailored for the Enterprise market to small form factor flash and DRAM modules optimized for industrial, telecommunications, and military markets.

Viking's comprehensive product offerings include Enterprise Class & Industrial Grade SSDs available across a wide portfolio of standard and OEM customized form-factors (2.5”, 1.8” SlimSATA, mSATA, PCIe/NVMe SSDs, SATADIMM™, DFC and eUSB). Viking also supports the broadest range of DDR4, DDR3, DDR2, DDR and SDRAM modules; from High-Density to Small-Form Factor with Error Checking and Correction (ECC Memory).

SCI Technology Inc. (SCI) - Defense and Aerospace. SCI has been providing engineering services, products, manufacturing, test, and depot and repair solutions to the global defense and aerospace industry for more than fifty years. SCI offers advanced products for aircraft systems and tactical communications. SCI also provides products for nuclear and radiation detection and monitoring, as well as fiber optics capabilities for use in a variety of applications.

SCI's customers include U.S. government agencies, U.S. allies and major defense and aerospace prime contractors. SCI also has the infrastructure and facility security clearance to support the stringent certifications, regulations, processes and procedures required by these customers.

Newisys. Newisys designs and manufactures both standard and custom storage and server products, including high performance SSD arrays, high performance HDD (Hard Disk Drive) arrays, cold storage, cloud solutions and products for streaming video applications. Newisys provides complete rack scale solutions to customers.

Optical and RF Components and Modules. Optical and radio frequency (RF) components are key building blocks of many systems. We produce both passive and active components as well as modules that are built from a combination of industry standard and/or custom components, interconnected using microelectronic and micro-optic technologies to achieve a unique function.

Based on our microelectronic design and manufacturing technologies, we provide RF and optical components, modules and systems for customers in the telecommunications, networking, medical, industrial, military and aerospace markets. Our experience in RF and optical communications and networking products spans long-haul/ultra-long-haul and metro regions for transport/transmission, as well as access and switching applications, including last-mile solutions. We are currently supplying product to the 10G, 40G and 100G optical marketplace based on our optical and RF technologies. In the medical market, we develop and manufacture optically-based products such as blood analyzers and food contamination analyzers, as well as specialized spectrometers and optically-based cosmetic products. Our service offerings for optical customers are designed to deliver end-to-end solutions with special focus on product design and industrialization, optical and RF components, module and blade manufacturing, as well as system integration and test.

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

Focusing on highly complex and mission-critical products and processes, we support the logistics and repair needs of customers in the communications, defense, embedded computing and medical markets worldwide. Through our operational infrastructure of more than 29 locations and repair partners in an additional 23 countries, we provide a wide range of services including direct-order-fulfillment, configure-to-order, supplier, inventory and warranty management, reverse logistics, repair, asset recovery, sustaining engineering, test development and end-of-life management to embrace the most unique needs of our customers.

Drawing on a robust set of information systems, we offer configurable environments tailored to meet specific customer needs including customized web portals, order and serial number tracking, special routings and promotions. Local, regional and global solutions are supported by a robust set of business processes that focus on inventory reduction and risk mitigation. This can improve cycle times by leveraging infrastructure, people and technology to enable reliable shipments of products to end users worldwide generally within 24 to 72 hours, depending on our customer’s requirements.

Logistics and repair services complement our end-to-end manufacturing strategy by integrating engineering, supply chain, manufacturing, logistics and repair into a seamless solution for customers around the world.

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

Industrial/Medical/Defense

Industrial. We utilize our end-to-end component, engineering and complex assembly services to support the industrial market.  We support a wide range of segments including Transportation, Power Management, Industrial Control, Instrumentation and Test Equipment, Inspection and Public Safety Equipment, Capital Equipment, and Self Service solutions.  We have significant experience in manufacturing high precision components that are utilized in highly complex systems such as vacuum chambers, photolithography tools, etch tools, wafer handling systems, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing machines. We have specialized and dedicated facilities for the assembly of large / complex electro-mechanical, thermal and liquid-management equipment for applications including ATMs, beverage dispensing, cash-counting and management systems, electro-mechanical patient transfer tables, industrial printers, and semiconductor capital equipment.

We also manufacture sub-assemblies for machine-control units, such as high-speed machining tools, liquid management equipment and complex hydraulic-electro-mechanical systems, for applications such as industrial-grade printing and liquid dispensing.

We are committed to serving companies leading the energy and clean technology revolution in the oil and gas, solar, wind, fuel cell, battery systems, LED lighting fixtures, including indoor, outdoor, industrial-grade and construction lighting products, as well as smart infrastructure industries. We leverage traditional electronics manufacturing services (EMS) for clean technology customers in areas related to power electronics, control and distribution, smart meters and full-system integration. Beyond traditional EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all clean technology segments. Our design and manufacturing operations are strategically located in close proximity to clean technology business hubs.

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

Defense. We offer our end-to-end services to the defense, aerospace and high-reliability electronics industry. We design, manufacture and support a comprehensive range of defense and aerospace products including avionics systems and processors, cockpit and wireless communications systems, tactical and secure network communications systems, radar subsystems, nuclear and radiation detection and monitoring systems for homeland defense and fiber-optic systems. We believe our experience in serving the defense, aerospace and high-reliability electronics industry, as well as our product design and engineering capabilities, are our key competitive strengths.

Communications Networks

In the communications sector, we focus on infrastructure equipment including wireless and wireline access, RF filters, switching, routing and transmission systems, optical networking and transmission and enterprise networking systems. Our product design and engineering team has extensive experience designing and industrializing advanced communications products and components for these markets. Products we manufacture include wireless base stations, remote radio heads, point-to-point microwave systems and other backhaul solutions, satellite receivers and various radio frequency appliances, optical switches and transmission hardware as well as switches, along with core, service and edge routers among others. We also design and manufacture optical, RF and microelectronic components which are key elements in many of these products.

Embedded Computing and Storage

We provide comprehensive design and manufacturing solutions, as well as BTO and CTO services, to the embedded computing and storage market. We tightly couple our vertically integrated supply chain with manufacturing and logistics allowing for assembly and distribution of products all over the world. In addition, we manufacture a broad range of products with embedded processor capability including set-top boxes, point of sale equipment, casino gaming equipment, digital home gateways, professional audio-video equipment, a variety of touch-screen-operated equipment and internet connected entertainment devices. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit assemblies and backplanes, fiber optics and final system assembly and test, direct order fulfillment and repair services. In addition, we have designed and developed some of the most compact and powerful storage modules available in the market today which we have coupled with our global, vertically integrated supply chain to deliver some of the most compelling embedded computing and storage solutions to the data storage industry.

We also provide services to the automotive industry in which we manufacture sensors, controllers, engine control units, radios, heating ventilation and air-conditioning (HVAC) control heads and blower modules, a wide array of LED (Light Emitting Diode) interior and exterior light assemblies, audio/video entertainment systems, as well as cables for entertainment solutions. We also provide design support, product and process qualification, manufacturing, supply chain management, supplier quality assurance and end-of-life services. All of our automotive facilities are TS 16949 certified and produce printed circuit boards, printed circuit board assemblies, cable assemblies and higher level electronic assemblies.

 Customers

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented approximately 50% of our net sales in 2015, 2014 and 2013. In 2013, Alcatel-Lucent represented more than 10% of our net sales. No single customer represented more than 10% of our net sales in 2015 or 2014.

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

We typically enter into supply agreements with our major OEM customers with terms ranging from three to five years. Our supply agreements generally do not obligate the customer to purchase minimum quantities of products. However, the customer is typically liable for the cost of the materials and components we have ordered to meet their production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. In some cases, the procurement plan contains provisions regarding the types of materials for which our customers will assume responsibility. Our supply agreements generally contain provisions permitting cancellation and rescheduling of orders upon notice and, in some cases, are subject to cancellation and rescheduling charges. Order cancellation charges vary by product type, depending how far in advance of shipment a customer notifies us of an order cancellation. In some circumstances, our supply agreements with customers include provisions for cost reduction objectives during the term of the agreement, which can have the effect of reducing revenue and profitability from these arrangements.

 We generally do not obtain firm, long-term commitments from our customers under supply agreements. As a result, customers can cancel their orders, change production quantities or delay orders. Even in those cases in which customers are contractually obligated to purchase products from us or purchase unused inventory from us that we have ordered for them, we may elect not to immediately enforce our contractual rights because of the long-term nature of our customer relationships or for other business reasons and may instead negotiate accommodations with customers regarding particular situations.

Seasonality

Seasonality in our business has historically been driven by customer and product mix, particularly in the end markets which our customers serve, with the first half of our fiscal year generally having lower revenue levels than the second half. However, we cannot predict whether this pattern will continue.

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

Business Segment Data and our Foreign Operations

We have one reportable segment - Integrated Manufacturing Solutions (IMS). Financial information for segments can be found in Note 14 to our consolidated financial statements. Information concerning revenues, results of operations, assets and revenues by geographic area is set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14, “Business Segment, Geographic and Customer Information”, to our consolidated financial statements. Risks attendant to our foreign operations can be found in Item 1A. “Risk Factors”.

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

Intellectual Property

We hold U.S. and foreign patents and patent applications relating to, among other things, printed circuit board manufacturing technology, enclosures, cables, memory modules, optical technology and computing and storage. For other proprietary processes, we rely primarily on trade secret protection. A number of our patents have expired or will expire in the near term. The expiration and abandonment of patents reduces our ability to assert claims against competitors or others who use similar technologies and to license such patents to third parties. We have registered certain trademarks and pending trademark applications in both the U.S. and internationally.

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

Additionally, the electronics assembly process can generate lead dust. Upon vacating a facility, we are responsible for remediating the lead dust from the interior of the manufacturing facility. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to remove the residues. To date, lead dust remediation costs have not been material to our results of operations. We also monitor for airborne concentrations of lead in our buildings and are unaware of any significant lead concentrations in excess of the applicable OSHA or other local standards.

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

Asbestos containing materials, or ACM, are present at several of our manufacturing facilities. Although ACM is being managed and controls have been put in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to remediation obligations and other liabilities.

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

Employees

As of October 3, 2015, we had 43,854 employees, including 9,888 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, position and age of our current executive officers and their ages as of October 3, 2015.

Name	Age	Position
Jure Sola	64	Chairman of the Board and Chief Executive Officer
Robert Eulau	53	Executive Vice President and Chief Financial Officer
Charles Kostalnick	50	Executive Vice President and Chief Business Officer
Dennis Young	64	Executive Vice President of Worldwide Sales and Marketing
Alan Reid	52	Executive Vice President of Global Human Resources

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

Some companies in the industries for which we provide products have previously experienced significant financial difficulty, with a few of the participants filing for bankruptcy. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. For example, on October 6, 2014, one of our customers, GT Advanced Technologies, filed a petition for reorganization under bankruptcy law. We determined that certain inventory and accounts receivable balances may not be recoverable and have provided reserves for such inventories and accounts receivable in the amount of $12.1 million relating to this customer. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws.

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

•	difficulties in obtaining or complying with export license requirements;

•	changes in tariffs;

•	rising labor costs;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	labor unrest, including strikes, and difficulties in staffing;

•	security concerns;

•	political instability and/or regional military tension or hostilities;

•	inflexible employee contracts or labor laws in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;

•	currency controls;

•	changes in tax and trade laws that increase our local costs;

•	exposure to heightened corruption risks;

•	aggressive or lax enforcement of local laws by governmental authorities;

•	adverse rulings in regards to tax audits; and

•	misappropriation of intellectual property.

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

Competition is based on a number of factors, including price and quality. We may not be able to offer prices as low as some of our competitors for any number of reasons, including the willingness of competitors to provide EMS services at prices we are unable or unwilling to offer. There can be no assurance that we will win new business or not lose existing business due to competitive factors, which could decrease our sales and net income. In addition, due to the extremely price sensitive nature of our industry, business that we do win or maintain may have lower margins than our historical or target margins. As a result, competition may cause our gross and operating margins to fall.

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

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase, which could result in a small number of very large electronics companies offering products in multiple sectors of the electronics industry. For example, two major customers in our communications end market announced an agreement to merge. The significant purchasing and market power of these large companies could decrease the prices paid to us by these customers. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services, we may lose that customer's business. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers' products. Any such consolidation could cause us to be required to pay increased prices for such components, which could reduce our gross margin and profitability.

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

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although a customer is generally liable for raw materials we procure on their behalf, finished goods and work-in-process at the time of cancellation, we may be unable or, for other business reasons, choose not to enforce our contractual rights. As a result, cancellations, reductions or delays of orders by customers could reduce our sales and net income, delay or eliminate recovery of our expenditures for inventory purchased in preparation for customer orders and lower our asset utilization, which could result in lower gross margins and lower net income.

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

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could increase our taxes and decrease our net income; our projections of future taxable income driving the release of our valuation allowance could prove to be incorrect, which could cause a charge to earnings.

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

During 2015, we released $288.7 million of our valuation allowance attributable to certain U.S. and foreign deferred tax assets. We based this determination on our assessment of our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis, considering all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income and recent financial results. To the extent our projections prove to be incorrect or tax audits significantly reduce our net operating loss carryforwards, we could be required to impair our deferred tax assets or record additional valuation allowances, which would in turn cause a charge to net income.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of our outstanding indebtedness and availability under our revolving credit facility. In the event we need additional or desire additional capital to expand our business, make acquisitions, repay additional debt or repurchase stock, there can be no assurance that such additional capital will be available on acceptable terms or at all. A failure to maintain adequate liquidity could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

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

Our revolving credit facility contains financial covenants with which we must continue to comply and our Secured Debt agreement covering our corporate headquarters contains a financial covenant not currently applicable to us. In addition, our debt agreements include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, unionization, whistle-blowing, classification of employees, privacy and severance payments. Enforcement activity relating to these laws can increase as a result of increased governmental scrutiny, media attention due to violations by other companies, changes in law, political and other factors. Allegations that we have violated such laws in the future could lead to fines from or settlements with federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.

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

As of October 3, 2015, the approximate square footage of our active manufacturing facilities by country was as follows:

Approximate Square Footage
Argentina	1,335
Australia	7,105
Brazil	277,206
Canada	136,237
China	3,150,699
Columbia	2,772
Czech Republic	70,870
England	11,174
Finland	172,421
Germany	386,382
Hungary	592,388
India	353,443
Indonesia	66,079
Ireland	110,000
Israel	136,292
Malaysia	264,054
Mexico	2,522,494
Singapore	489,315
South Africa	7,083
Scotland	30,000
Sweden	102,526
Thailand	326,293
United States	2,966,326
Total	12,182,494

As of October 3, 2015, our active manufacturing facilities consist of 8,877,815 square feet in facilities that we own, with the remaining 3,304,679 square feet in leased facilities with lease terms expiring between 2016 and 2042.

In addition to the above, we have 171,916 square feet of non-manufacturing space that we are currently using and 604,021 square feet of space in inactive facilities, of which 104,955 square feet is in domestic locations and 499,066 square feet is in international locations. Additionally, 278,050 square feet of space in our inactive facilities is leased to third parties. We are currently undertaking an aggressive program to sell owned properties that are no longer expected to serve our future needs. These properties are being offered for sale at an aggregate list price of over $25 million. We regularly evaluate our expected future facilities requirements and we believe our existing facilities are adequate to meet our requirements for the next 12 months.

Certifications and Registrations. Certifications and registrations under industry standards are important to our business because many customers rely on them to confirm our adherence to manufacturing process and quality standards. Certain markets, such as telecommunications, medical, aviation, defense, aerospace, automotive and oil and gas, require adherence to industry-specific standards. Substantially all of our manufacturing facilities are registered under ISO 9001:2008, a standard published by the International Organization for Standardization. As part of the ISO 9001:2008 certification process, we have a highly developed quality management system and continually improve its effectiveness in accordance with its requirements. We use this registration to demonstrate our ability to consistently provide product that meets customer and applicable regulatory requirements and enhance customer satisfaction through its effective application. ISO 9001:2008 registration is of particular importance to our customers throughout the world.

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

Our medical systems division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are ISO 13485:2003 certified and, where appropriate, FDA registered. All such facilities are fully compliant with the FDA's quality systems regulations.

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

Our oil and gas related manufacturing operations are, as applicable, certified to American Petroleum Institute (API) requirements.

Item 3.   Legal Proceedings

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are parties to nine groups of administrative and judicial proceedings in the Federal Revenue Secretariat of Brazil, the Chamber of Appeals of Administrative Court of Brazil, and the Lower Federal Court. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Secretariat of Brazil. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2010. The claims seek payment by the subsidiaries of state value-added tax and income and excise taxes allegedly owed by the subsidiaries, as well as fines. In addition, in February 2008, the subsidiaries filed a claim against the Chief Office of Brazilian Internal Revenue Service seeking recovery of certain income taxes and social fund contributions which it believes it overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in these cases against the subsidiaries between March 2007 and October 2012, all of which were appealed between April 2007 and November 2012. During the second and third quarters of 2014, the administrative agencies ruled on several of the subsidiaries' latest appeals, finding in favor of the subsidiaries in some cases and against them in others. The subsidiaries are appealing the adverse determinations in these further administrative proceedings and, in January 2015, the agency reached a favorable determination in favor of the subsidiaries with respect to the claim forming the majority of the claimed taxes and fines, which was not further appealed by the government and which has been dismissed. The subsidiaries believe they have meritorious positions in the remaining matters and intend to continue to contest the claims against them, although there can be no assurance that these claims will not have a material adverse effect on our results of operations in the future.

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

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of Environment (now, the Ontario Ministry of the Environment and Climate Change, the “MOE”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. In July 2013, our subsidiary submitted a conceptual remedial action plan to the MOECC with respect to the site outlining proposed investigation and remediation activities. In September 2013, the MOECC responded, indicating that it concurred with the conceptual remedial action plan, but requesting some additional information. Our subsidiary provided the MOECC such additional, and other, information and agreed to certain changes to the conceptual remedial action plan. In July 2015, the MOECC formally confirmed that a risk-based approach to further investigation and remediation at the site would be acceptable to the MOECC. Our subsidiary is in the process of preparing additional submissions to the MOECC to specify the actions it would take using this approach. Although we believe our remedial action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase the costs of remediation, perhaps significantly.

In addition, from time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of defense costs, diversion of management resources and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

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

2015	High	Low
First quarter	$26.08	$16.57
Second quarter	$25.27	$20.22
Third quarter	$25.23	$19.66
Fourth quarter	$22.41	$17.55

2014	High	Low
First quarter	$18.29	$14.02
Second quarter	$18.21	$14.76
Third quarter	$23.26	$16.35
Fourth quarter	$25.25	$21.43

As of November 9, 2015, we had approximately 1,078 holders of record of our common stock. On November 9, 2015, the last reported sales price of our common stock on the Nasdaq Global Select Market was $23.87 per share.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on October 2, 2010 and in each of such indices on September 30, 2010 and its relative performance is tracked through October 3, 2015.

* $100 invested on 10/2/2010 in stock or 9/30/10 in index, including reinvestment of dividends. Indexes calculated on a month-end basis.

Copyright @ 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/2/2010	10/1/2011	9/29/2012	9/28/2013	9/27/2014	10/3/2015
Sanmina Corporation	100.00	55.62	70.86	146.04	179.85	177.94
S&P 500	100.00	101.14	131.69	157.17	188.18	187.02
NASDAQ Electronic Components	100.00	97.69	106.69	132.55	181.75	173.56

Sanmina's stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for use in our operations, for expansion of our business, and potentially for share repurchases and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends is limited pursuant to covenants contained in our various debt agreements. See also “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Stock Repurchases

In 2013, our Board of Directors authorized us to repurchase up to $100 million of our common stock in the open market or in negotiated transactions off the market. The Board of Directors subsequently approved a second $100 million stock repurchase plan in September 2014 and a $200 million stock repurchase plan in September 2015. These authorizations have no expiration date.

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2015.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
June 28, 2015 through July 25, 2015	181,739	$21.15	181,739	$51,843,233
Month #2
July 26, 2015 through August 22, 2015	920,627	$21.41	920,627	$32,135,520
Month #3
August 23, 2015 through October 3, 2015	1,421,083	$19.89	1,421,083	$203,873,122
Total	2,523,449	$20.53	2,523,449	$203,873,122

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

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Income Data:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands, except per share data)
Net sales	$6,374,541	$6,215,106	$5,917,124	$6,093,334	$6,602,411
Operating income	203,101	199,682	157,629	137,490	211,997
Income from continuing operations before income taxes	176,193	161,739	103,406	49,943	99,538
Provision for (benefit from) income taxes (1)	(201,068)	(35,426)	24,055	(130,291)	30,621
Net income	$377,261	$197,165	$79,351	$180,234	$68,917
Net income per share:
Basic	$4.61	$2.38	$0.96	$2.22	$0.86
Diluted	$4.41	$2.27	$0.93	$2.16	$0.83
Shares used in computing per share amounts:
Basic	81,818	82,872	82,834	81,284	80,345
Diluted	85,641	86,731	85,403	83,495	83,158

 (1) In 2015, 2014, 2013 and 2012, we concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. As a result, we released $288.7 million, $87.6 million, $21.5 million and $158.7 million of a valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses in 2015, 2014, 2013 and 2012, respectively.

Consolidated Balance Sheet Data:

	As of
	October 3, 2015	September 27, 2014	September 28, 2013	September 29, 2012	October 1, 2011
	(In thousands)
Cash and cash equivalents	$412,253	$466,607	$402,875	$409,618	$640,288
Net working capital	$1,017,358	$916,837	$997,864	$1,106,752	$1,363,361
Total assets	$3,493,264	$3,313,089	$2,995,848	$3,167,786	$3,353,973
Long-term debt (excluding current portion)	$423,949	$386,681	$562,512	$837,364	$1,182,308
Stockholders' equity	$1,520,471	$1,246,755	$1,091,564	$963,781	$770,517

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding the timing of closing of future cash outlays for and benefits of acquisitions; any statements regarding expected restructuring costs; any statements about the expected results of real property sales; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading independent global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our services primarily to original equipment manufacturers (OEMs) in the following industries: communications networks; computing and storage; multimedia; industrial and semiconductor capital equipment; defense and aerospace; medical; energy and automotive.

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2) Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding). Products include Non-Volatile DIMMs, solid state drives and DRAM solutions from our Viking Technology division, defense and aerospace products from SCI Technology, storage products from our Newisys division and optical and RF (Radio Frequency) modules. Services include design, engineering, logistics and repair services.

In accordance with the accounting rules for segment reporting, our only reportable segment is IMS, which represented 80% of our total revenue in 2015. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2014 and 2013 were each 52 weeks and fiscal 2015 was a 53-week year, with the extra week in the fourth fiscal quarter. The additional week in 2015 did not significantly affect our results of operations or financial position.

Our strategy is to leverage our comprehensive service offerings, advanced technologies and global capabilities to further penetrate diverse end markets that we believe offer significant growth opportunities and have complex products that require higher value-added services. We believe this strategy differentiates us from our competitors and will help drive more sustainable revenue growth and provide opportunities for us to ultimately achieve operating margins that exceed industry standards.

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, further growing and leveraging our CPS business to improve our operating margins continues to be an integral part of our strategy. However, CPS revenue decreased 6.6% in 2015 and gross margin decreased 80 basis points, illustrating the challenges to our strategy. We believe this business is capable of delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers represented approximately 50% of our net sales in 2015, 2014 and 2013. A single customer represented more than 10% of our net sales in 2013. No single customer represented more than 10% of our net sales in 2015 or 2014.

We typically generate about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations in regions such as Asia, Latin America and Eastern Europe.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products, which can have the effect of reducing revenue and profitability.

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

Inventories— We state inventories at the lower of cost (first-in, first-out method) or market value. Cost includes raw materials, labor and manufacturing overhead. We regularly evaluate the carrying value of our inventories and make provisions to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is affected by changes in customer demand for inventory that customers are not contractually obligated to purchase and inventory held for specific customers who are experiencing financial difficulties. Inventory write-downs are recorded based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or return inventories to our suppliers, and whether customers are contractually obligated and have the ability to pay for the related inventory. Certain payments received from customers for inventories that have not been shipped to customers or otherwise disposed of are netted against inventory.

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

Income Taxes— We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We believe our accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although we believe our accruals for tax liabilities are adequate, tax regulations are subject to interpretation and the tax controversy process is inherently lengthy and uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent the probable tax outcome of these matters changes, such changes in estimate will impact our income tax provision in the period in which such determination is made. We only recognize or continue to recognize tax positions that meet a “more likely than not” threshold of being upheld. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

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

As a result of our analysis of the positive and negative evidence available at the end of 2015, 2014 and 2013, we released $288.7 million, $87.6 million and $21.5 million, respectively, of our valuation allowances against our U.S. and foreign deferred tax assets. We based this conclusion on continued improved operating results over the past few years and our expectations about generating U.S. taxable income in future periods. We exercised significant judgment and utilized estimates about our ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods before expiration of our net operating losses. We will continue to evaluate all positive and negative evidence in future periods to determine if an adjustment to our valuation allowances is necessary.

Our effective tax rate is highly dependent upon the amount and geographic distribution of our worldwide income or losses, the tax regulations, rates and holidays in each geographic region, the utilization of net operating losses, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

Results of Operations

Years Ended October 3, 2015, September 27, 2014 and September 28, 2013.

The following table presents our key operating results.

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands)
Net sales	$6,374,541	$6,215,106	$5,917,124
Gross profit	$483,856	$488,283	$426,817
Gross margin	7.6%	7.9%	7.2%
Operating expenses	$280,755	$288,601	$269,188
Operating income	$203,101	$199,682	$157,629
Operating margin	3.2%	3.2%	2.7%
Net income	$377,261	$197,165	$79,351

Net Sales

Net sales increased from $6.2 billion for 2014 to $6.4 billion for 2015, an increase of 2.6%. Net sales increased from $5.9 billion for 2013 to $6.2 billion for 2014, an increase of 5.0%. Sales by end market were as follows:

	Year Ended			2015 vs. 2014		2014 vs. 2013
	October 3, 2015	September 27, 2014	September 28, 2013	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Communications Networks	$2,482,087	$2,679,504	$2,794,836	$(197,417)	(7.4)%	$(115,332)	(4.1)%
Industrial, Medical and Defense	2,528,580	2,159,545	1,654,382	369,035	17.1%	505,163	30.5%
Embedded Computing and Storage	1,363,874	1,376,057	1,467,906	(12,183)	(0.9)%	(91,849)	(6.3)%
Total	$6,374,541	$6,215,106	$5,917,124	$159,435	2.6%	$297,982	5.0%

Comparison of 2015 to 2014

In 2015, sales to customers in our industrial, medical and defense end market increased 17.1%, primarily as a result of customer program acquisitions and increased demand from existing customers for new program wins. These increases were partially offset by decreased sales in each of our other two end markets, the most significant of which occurred in our communications networks end market. Sales to customers in our communications networks end market decreased 7.4%, primarily as a result of certain customer program transfers and decreased demand for wireless communications products, partially offset by increased demand for optical products. Sales to customers in our embedded computing and storage end market decreased slightly by 0.9%. Our largest end market for 2015 was the industrial, medical and defense end market.

Comparison of 2014 to 2013

In 2014, sales to customers in our industrial, medical and defense end market increased 30.5%, primarily as a result of customer program acquisitions and increased demand from existing customers, both for established programs and new program wins. These increases were partially offset by decreased sales in each of our other two end markets, the most significant of which occurred in our communications networks end market. Sales to customers in our communications networks end market decreased 4.1%, primarily as a result of reduced demand for wireless communication products. Sales to customers in our embedded computing and storage end market decreased 6.3%, primarily as a result of reduced demand from existing customers and the wind-down of certain customer programs.

Gross Margin

Gross margin was 7.6%, 7.9% and 7.2% in 2015, 2014 and 2013, respectively. The decrease in gross margin from 2014 to 2015 was primarily attributable to lower business volume in our CPS segment, which has higher gross margins than our IMS segment, and increased charges of $6.4 million associated with distressed customers. Distressed customer charges are not allocated to our operating segments. IMS gross margin increased from 6.9% to 7.1%, primarily due to increased sales. CPS gross margin decreased from 10.3% to 9.5%, primarily as a result of decreased sales in each of our components operating segments.

The increase in gross margin from 2013 to 2014 was primarily attributable to improvement in our IMS segment resulting from addressing inefficiencies associated with new program ramp-ups in 2013 and more favorable product mix. CPS gross margin decreased to 10.3% in 2014 from 10.8% in 2013 primarily due to an unfavorable change in product mix.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margin may be caused by a number of factors, including:

•	changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	changes in the overall volume of our business, which affect the level of capacity utilization;

•	changes in the mix of high and low margin products demanded by our customers;

•	parts shortages and operational disruption caused by natural disasters;

•	greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	provisions for excess and obsolete inventory, including those associated with distressed customers;

•	level of operational efficiency;

•	wage inflation and rising materials costs; and

•	our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Selling, General and Administrative

Selling, general and administrative expenses were $239.3 million, $242.3 million and $238.1 million in 2015, 2014 and 2013, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.8%, 3.9% and 4.0% for 2015, 2014, and 2013, respectively. The decrease in absolute dollars from 2014 to 2015 was primarily due to lower incentive compensation expense, partially offset by higher bad debt expense of $3.7 million associated mainly with distressed customers. The increase in absolute dollars from 2013 to 2014 was primarily due to higher incentive compensation expense, partially offset by lower bad debt expense.

Research and Development

Research and development expenses were $33.1 million, $32.5 million and $25.6 million in 2015, 2014 and 2013, respectively. As a percentage of net sales, research and development expenses were 0.5% for 2015 and 2014 and 0.4% for 2013. Research and development expenses remained relatively flat in 2015, when compared to 2014. The increase from 2013 to 2014 was primarily attributable to ramp-ups of new projects near the end of 2013 and additional resource requirements to support new products and projects in our embedded computing and storage end market.

Restructuring

Restructuring costs were $13.7 million, $12.6 million and $24.9 million in 2015, 2014 and 2013, respectively.

Restructuring costs in 2015 and 2014 consisted primarily of costs associated with vacant facilities and former sites for which we are or may be liable for environmental investigation and remediation. Costs incurred with respect to vacant facilities consisted primarily of costs to maintain vacant facilities until such facilities are sold. Restructuring costs in 2013 consisted primarily of employee severance, costs related to facilities and other exit costs.

Amortization of Intangible Assets

During 2015, 2014 and 2013, we recorded amortization of intangible assets of $2.1 million, $1.8 million and $1.9 million, respectively. Intangible assets consist primarily of customer relationships and trade names obtained through acquisitions.

Asset Impairments

During 2015 and 2013, we recorded asset impairment charges of $3.5 million and $2.1 million, respectively, related to declines in the fair value of certain real properties being marketed for sale below the carrying amount of such properties. There were no such impairments in 2014.

Gain on Sales of Long-lived Assets

During 2015, 2014 and 2013, we recognized $10.8 million, $0.5 million and $23.4 million, respectively, of gains primarily from the sale of certain real properties.

Interest Expense

Interest expense was $25.0 million, $30.8 million and $41.0 million in 2015, 2014 and 2013, respectively. Interest expense decreased by $5.8 million in 2015 primarily as a result of our redemption of $400 million of long-term debt during the second half of 2014 and $100 million in the first quarter of 2015, partially offset by interest costs resulting from the issuance of $375 million of long-term debt in the third quarter of 2014.

Interest expense decreased $10.2 million in 2014 primarily due to interest savings from our redemption of $257.4 million of long-term debt in the second quarter of 2013.

Other Income (Expense), net

Other income (expense), net was $0.8 million, $3.1 million and $(12.8) million in 2015, 2014 and 2013, respectively. The following table summarizes the primary components of other income (expense), net (in thousands):

	Year ended
	October 3, 2015	September 27, 2014	September 28, 2013
Foreign exchange gains / (losses)	$681	$(1,962)	$(3,091)
Loss from dedesignation of interest rate swap	—	—	(14,903)
Other, net	86	5,068	5,162
Total	$767	$3,106	$(12,832)

We had interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. In 2013, we determined, based on our intention of redeeming $257 million of our debt due in 2014, that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, we dedesignated the interest rate swaps in their entirety in 2013 and recorded a charge of $14.9 million, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income for which it was no longer probable that LIBOR-based variable rate interest payments would occur.
We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments. However, hedges are established based on forecasts of foreign currency balances. To the extent actual amounts differ from forecasted amounts, we will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

Loss on Extinguishments of Debt

In 2015, we redeemed $100 million of long-term debt due in 2019 at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment associated with the extinguished debt. In addition, on May 20, 2015, we replaced our $300 million asset-backed revolving credit facility ("ABL") with a $375 million secured revolving credit facility. In connection with this transaction, we expensed $0.8 million of unamortized debt issuance costs related to the ABL.

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

Provision for (Benefit from) Income Taxes

We recorded an income tax benefit of $201.1 million in 2015, an income tax benefit of $35.4 million in 2014 and an income tax provision of $24.1 million in 2013. Our effective tax rates were (114.1)%, (21.9)% and 23.3% for 2015, 2014 and 2013, respectively. The tax provisions for 2015, 2014 and 2013 were lower than the amounts expected based on the federal statutory tax rate primarily due to a partial release of our deferred tax assets valuation allowance of $288.7 million, $87.6 million and $21.5 million, respectively, as discussed further below.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We regularly assess our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. We consider all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing our ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods.

Prior to 2012, based on negative evidence (primarily a cumulative history of operating losses), we had a full valuation allowance against our net deferred tax assets in the U.S. and certain foreign jurisdictions. Since 2012, we have released a portion of our U.S. valuation allowances annually in recognition of our improved historical earnings and increasing future projected earnings.

We released $288.7 million, $87.6 million and $21.5 million of our valuation allowance attributable to U.S. and foreign deferred tax assets in 2015, 2014 and 2013, respectively. We reduced the valuation allowance based on continued improved operating results over the past few years and expectations about generating U.S. taxable income in future periods.

To the extent we continue to consistently earn, as well as reliably project, income in the appropriate jurisdictions, it is reasonably possible that the valuation allowance will be further reduced. Our expected continued strong and predictable earnings may be sufficient to warrant an additional release of the valuation allowance in future years, although such positive evidence would need to be weighed against any negative evidence existing at that time. To the extent our future projections are adjusted downward, we could be required to record an additional valuation allowance, which would negatively impact income tax expense at such time.

Liquidity and Capital Resources

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
		(In thousands)
Net cash provided by (used in):
Operating activities	$174,896	$307,382	$317,889
Investing activities	(102,423)	(141,890)	(42,870)
Financing activities	(126,761)	(103,027)	(279,259)
Effect of exchange rate changes	(66)	1,267	(2,503)
Increase (decrease) in cash and cash equivalents	$(54,354)	$63,732	$(6,743)

Key working capital management measures

	As of
	October 3, 2015	September 27, 2014
Days sales outstanding (1)	56	52
Inventory turns (2)	6.3	7.0
Days inventory on hand (3)	58	52
Accounts payable days (4)	69	65
Cash cycle days (5)	45	39

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

Cash and cash equivalents were $412.3 million at October 3, 2015 and $466.6 million at September 27, 2014. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, the extent and timing of borrowing activities and other factors. Working capital was $1.0 billion at October 3, 2015 and $0.9 billion at September 27, 2014.

Net cash provided by operating activities was $174.9 million, $307.4 million and $317.9 million for 2015, 2014 and 2013, respectively. Cash flows from operating activities consists of: 1) net income adjusted to exclude non-cash items such as depreciation and amortization, stock-based compensation expense, etc., and 2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During 2015, we generated $256.5 million of cash from net income, excluding non-cash items, which was partially offset by an $81.6 million usage of cash resulting from an increase in our net operating assets. Net operating assets increased primarily as a result of a $116.9 million decrease in accounts payable and a $13.7 million increase in inventory, partially offset by a decrease of $40.2 million in accounts receivable. The decreases in accounts receivable and accounts payable were primarily due to decreased business volume in the fourth quarter of 2015 compared to the fourth quarter of 2014. Also, inventory increased as a result of this decrease in business volume. Our DSO increased from 52 days at the end of 2014 to 56 days at the end of 2015 and our AP days increased from 65 days at the end of 2014 to 69 days at the end of 2015 due primarily to a change in the linearity of our shipments and purchases and changes in customer and supplier payment terms mix. Inventory turns decreased to 6.3 at the end of 2015 from 7.0 at the end of 2014, due primarily to our inability to quickly realign our inventory levels to better match our customers' lower demand. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $102.4 million, $141.9 million and $42.9 million for 2015, 2014 and 2013, respectively. In 2015, we used $119.1 million of cash for capital expenditures, paid $13.9 million in connection with a business combination and received proceeds of $30.6 million primarily from sales of certain properties. In 2014, we used $69.5 million of cash for capital expenditures, paid $79.5 million in connection with customer program acquisitions and received proceeds of $6.0 million primarily from sales of certain properties.

Net cash used in financing activities was $126.8 million, $103.0 million and $279.3 million for 2015, 2014 and 2013, respectively. In 2015, we repurchased $122.8 million of common stock, used $24.2 million of cash in connection with various debt transactions and received $18.7 million of proceeds from issuances of common stock pursuant to stock option exercises. In 2014, we used $64.5 million of cash in connection with various debt transactions and repurchased $76.2 million of common stock. These uses of cash were partially offset by cash received of $16.5 million from terminations of interest rate swaps and $16.9 million of proceeds from issuances of common stock pursuant to stock option exercises.

Senior Secured Notes Due 2019 ("Secured Notes"). During the third quarter of 2014, we issued $375 million of Secured Notes. The Secured Notes mature on June 1, 2019 and bear interest at an annual rate of 4.375%, payable semi-annually in arrears in cash.

The Secured Notes are senior secured obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of our subsidiaries. The Secured Notes and the guarantees are secured by a first-priority lien, subject to permitted liens, on certain of our tangible and intangible assets including certain real property, equipment and intellectual property, and by a second-priority lien on certain assets, including accounts receivable, inventory and stock of subsidiaries, securing our revolving credit facility.

Secured Debt Due 2017 ("Secured Debt"). During the fourth quarter of 2012, we borrowed $40 million using our corporate campus as collateral. The Secured Debt bears interest at LIBOR plus a spread or the bank's prime rate plus a spread. In the first quarter of 2015, we amended the loan agreement to extend the maturity date of the Secured Debt to December 19, 2017 which, upon approval of the counterparty, may be extended up to two times for a period of one year for each extension. Principal, together with accrued and unpaid interest, is due on the maturity date. We have the right to prepay loans under the loan agreement in whole or in part at any time without penalty. As amended, the loan agreement requires us to comply with a financial covenant if certain conditions exist. None of these conditions existed at October 3, 2015.

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

We redeemed the remaining $100 million of our 2019 Notes at par plus a redemption premium and accrued interest during the first quarter of 2015. In connection with this redemption, we recorded a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment related to the extinguished 2019 Notes.

Senior Floating Rate Notes. In 2007, we issued $300 million of Senior Floating Rate Notes due June 15, 2014. We repurchased $42.6 million of these notes in 2009 and redeemed the remaining outstanding balance in the second quarter of 2013.

Short-term Debt

Revolving Credit Facility. During the third quarter of 2015, we replaced our $300 million asset-backed revolving credit facility (the "ABL") with a $375 million secured revolving credit facility (the "Cash Flow Revolver"). The Cash Flow Revolver may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as February 28, 2019 if certain conditions exist.

We incurred $1.8 million of debt issuance costs in connection with this transaction. In addition, $1.0 million of unamortized debt issuance costs related to the ABL were carried forward and $0.8 million of such costs were expensed. Accordingly, $2.8 million of debt issuance costs will be amortized to interest expense over the life of the Cash Flow Revolver.

As of October 3, 2015, $110 million of borrowings and $22 million of letters of credit were outstanding under the Cash Flow Revolver and $243 million was available to borrow.

Short-term Borrowing Facilities. As of October 3, 2015, certain of our foreign subsidiaries had a total of $74 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2017.

Debt Covenants

Our Cash Flow Revolver requires us to comply with certain financial covenants and our $40 million Secured Debt loan agreement contains a financial covenant that is only applicable to us if certain conditions exist, none of which existed as of October 3, 2015.

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

As of October 3, 2015, we were in compliance with our covenants.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase up to $400 million of our common stock. The timing of repurchases made will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 5.8 million and 4.2 million shares of our common stock for $121.2 million and $75.0 million in 2015 and 2014, respectively, under these authorizations. As of October 3, 2015, $204 million remains available under these programs.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental and employee matters and examinations by government agencies. As of October 3, 2015, we had accrued liabilities of $49.2 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these accruals will be sufficient to fully satisfy our contingent liabilities.

As of October 3, 2015, we had a liability of $83.4 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

In 2014, a foreign tax authority completed its audit of our 2006 tax return and issued an assessment challenging certain of our tax positions. Although we disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, we made a significant payment to the foreign tax authority during 2015 to resolve all issues related to this audit. This payment increased income tax expense by a net amount of $15.5 million, which represents the amount by which the amount paid exceeded our reserve for this uncertain tax position.

On June 29, 2015, we purchased all outstanding stock of a privately-held company that designs and manufactures equipment for the oil and gas industry. Consideration for the acquisition consists of cash of approximately $13.9 million plus up to an additional $23.5 million if certain annual earnings targets are achieved in the first five years following the date of acquisition. The maximum payout for the first year could be $5.5 million.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of October 3, 2015 included: (1) cash and cash equivalents of $412.3 million; (2) our $375 million Cash Flow Revolver, under which $243 million, was available as of October 3, 2015; (3) foreign short-term borrowing facilities of $74 million, all of which was available as of October 3, 2015 (expires at various dates through the end of 2017); and (4) cash generated from operations. In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of over $25 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amount that may actually be realized or the exact timing of any such receipts.

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

As of October 3, 2015, 61% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facilities and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of October 3, 2015:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations, including interest and redemption premiums	$490,569	$20,600	$80,617	$389,352	$—
Operating lease obligations	66,098	19,954	22,054	5,004	19,086
Total contractual obligations	$556,667	$40,554	$102,671	$394,356	$19,086

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

As of October 3, 2015, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $83.4 million. Additionally, we have provided guarantees to various third parties in the form of letters of credit totaling $22.0 million as of October 3, 2015. The letters of credit cover various guarantees including workers' compensation claims and customs duties. Lastly, we have defined benefit pension plans with an underfunded amount of $29.5 million at October 3, 2015. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. None of the amounts described in this paragraph are included in the table above.

Off-Balance Sheet Arrangements

As of October 3, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for 2015 and 2014. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended October 3, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(In thousands, except per share data)
Net sales	$1,671,162	$1,527,530	$1,539,271	$1,636,578
Gross profit	$126,346	$115,263	$120,562	$121,685
Gross margin	7.6%	7.5%	7.8%	7.4%
Operating income	$53,480	$49,652	$47,283	$52,686
Operating margin	3.2%	3.3%	3.1%	3.2%
Net income	$22,656	$14,748	$24,475	$315,382	(2)
Basic net income per share	$0.27	$0.18	0.30	$3.95
Diluted net income per share	$0.26	$0.17	0.29	$3.78

	Year ended September 27, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,447,498	$1,476,712	$1,604,727	$1,686,169
Gross profit	$110,785	$118,967	$126,913	$131,618
Gross margin	7.7%	8.1%	7.9%	7.8%
Operating income	$39,520	$45,297	$53,328	$61,537
Operating margin	2.7%	3.1%	3.3%	3.6%
Net income	$23,101	$20,840	$20,721	$132,503	(2)
Basic net income per share	$0.28	$0.25	$0.25	$1.61
Diluted net income per share	$0.26	$0.24	$0.24	$1.52

(1) Fiscal 2015 was a 53-week year compared to 2014, with the extra week in the fourth fiscal quarter of 2015.

(2)
During the fourth quarter of 2015 and 2014, we concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. As a result, we released $287.4 million and $87.6 million of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses in 2015 and 2014, respectively.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding debt obligations. As of October 3, 2015, $150.0 million of our debt bears interest at a floating rate. As such, an immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of October 3, 2015, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $230.1 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor, 2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses, and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $76.5 million as of October 3, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sanmina Corporation:

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and subsidiaries (the Company) as of October 3, 2015 and September 27, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended October 3, 2015. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts as set forth under Item 15. We also have audited the Company's internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2015 and September 27, 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended October 3, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Santa Clara, California
November 19, 2015

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	October 3, 2015	September 27, 2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$412,253	$466,607
Accounts receivable, net of allowances of $13,439 and $10,278 as of October 3, 2015 and September 27, 2014, respectively	936,952	979,475
Inventories	918,728	893,178
Prepaid expenses and other current assets	129,982	111,714
Total current assets	2,397,915	2,450,974
Property, plant and equipment, net	590,844	563,016
Deferred income tax assets, net	422,670	217,645
Other	81,835	81,454
Total assets	$3,493,264	$3,313,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,035,323	$1,139,845
Accrued liabilities	111,416	110,357
Accrued payroll and related benefits	120,402	126,541
Short-term debt, including current portion of long-term debt	113,416	157,394
Total current liabilities	1,380,557	1,534,137
Long-term liabilities:
Long-term debt	423,949	386,681
Other	168,287	145,516
Total long-term liabilities	592,236	532,197
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares; 96,306 and 95,733 shares issued and 78,058 and 82,157 shares outstanding as of October 3, 2015 and September 27, 2014, respectively	781	822
Treasury stock, 18,248 and 13,576 shares as of October 3, 2015 and September 27, 2014, respectively, at cost	(314,550)	(216,857)
Additional paid-in capital	6,074,798	6,064,264
Accumulated other comprehensive income	66,571	82,916
Accumulated deficit	(4,307,129)	(4,684,390)
Total stockholders' equity	1,520,471	1,246,755
Total liabilities and stockholders' equity	$3,493,264	$3,313,089

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands, except per share amounts)

Net sales	$6,374,541	$6,215,106	$5,917,124
Cost of sales	5,890,685	5,726,823	5,490,307
Gross profit	483,856	488,283	426,817
Operating expenses:
Selling, general and administrative	239,288	242,288	238,072
Research and development	33,083	32,495	25,571
Restructuring costs	13,683	12,550	24,910
Amortization of intangible assets	2,054	1,798	1,896
Asset impairments	3,454	—	2,100
Gain on sales of long-lived assets	(10,807)	(530)	(23,361)
Total operating expenses	280,755	288,601	269,188

Operating income	203,101	199,682	157,629

Interest income	1,096	1,533	1,014
Interest expense	(25,011)	(30,804)	(41,004)
Other income (expense), net	767	3,106	(12,832)
Loss on extinguishments of debt	(3,760)	(11,778)	(1,401)
Interest and other income (expense), net	(26,908)	(37,943)	(54,223)
Income before income taxes	176,193	161,739	103,406
Provision for (benefit from) income taxes	(201,068)	(35,426)	24,055
Net income	$377,261	$197,165	$79,351

Net income per share:
Basic	$4.61	$2.38	$0.96
Diluted	$4.41	$2.27	$0.93

Weighted-average shares used in computing per share amounts:
Basic	81,818	82,872	82,834
Diluted	85,641	86,731	85,403

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands)

Net income	$377,261	$197,165	$79,351
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,460)	(4,558)	(3,072)
Derivative financial instruments:
Changes in unrealized loss	(5,995)	64	1,008
Amount reclassified into net income	5,887	3,686	20,177
Pension benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	(3,653)	(1,506)	1,257
Amortization of actuarial loss and transition cost	876	929	1,452
Total other comprehensive income (loss)	$(16,345)	$(1,385)	$20,822
Comprehensive income	$360,916	$195,780	$100,173

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT SEPTEMBER 29, 2012	94,971	$6,075,341	(13,336)	$(214,133)	$63,479	$(4,960,906)	$963,781
Issuances under stock plans	2,687	11,611	—	—	—	—	11,611
Stock-based compensation	—	17,524	—	—	—	—	17,524
Repurchases of treasury stock	—	—	(169)	(1,525)	—	—	(1,525)
Other comprehensive loss	—	—	—	—	20,822	—	20,822
Net income	—	—	—	—	—	79,351	79,351
BALANCE AT SEPTEMBER 28, 2013	97,658	$6,104,476	(13,505)	$(215,658)	$84,301	$(4,881,555)	$1,091,564
Issuances under stock plans	2,234	16,859	—	—	—	—	16,859
Stock-based compensation	—	18,789	—	—	—	—	18,789
Repurchases of treasury stock	—	—	(71)	(1,199)	—	—	(1,199)
Repurchase and retirement of treasury stock	(4,159)	(75,038)	—	—	—	—	(75,038)
Other comprehensive income	—	—	—	—	(1,385)	—	(1,385)
Net income	—	—	—	—	—	197,165	197,165
BALANCE AT SEPTEMBER 27, 2014	95,733	$6,065,086	(13,576)	$(216,857)	$82,916	$(4,684,390)	$1,246,755
Issuances under stock plans	1,727	18,724	—	—	—	—	18,724
Stock-based compensation	—	20,653	—	—	—	—	20,653
Repurchases of treasury stock	—	—	(4,672)	(97,693)	—	—	(97,693)
Repurchase and retirement of treasury stock	(1,154)	(25,069)	—	—	—	—	(25,069)
Acquisition of non-controlling interest	—	(3,815)	—	—	—	—	(3,815)
Other comprehensive loss	—	—	—	—	(16,345)	—	(16,345)
Net income	—	—	—	—	—	377,261	377,261
BALANCE AT OCTOBER 3, 2015	96,306	$6,075,579	(18,248)	$(314,550)	$66,571	$(4,307,129)	$1,520,471

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$377,261	$197,165	$79,351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100,567	97,677	96,021
Stock-based compensation expense	20,653	18,789	17,524
Provision for (benefit from) doubtful accounts, product returns and other net sales adjustments	3,161	(1,457)	(325)
Deferred income taxes	(242,274)	(69,036)	(8,355)
Gain on sales of assets	(11,167)	(1,586)	(23,559)
Impairment of assets	3,454	—	3,082
Loss on extinguishments of debt	3,760	11,778	1,401
Loss from dedesignation of interest rate swap	—	—	14,903
Other, net	1,072	(964)	284
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	40,207	(35,769)	56,840
Inventories	(13,726)	(81,238)	44,334
Prepaid expenses and other assets	11,117	(14,515)	12,158
Accounts payable	(116,899)	174,336	22,307
Accrued liabilities and other long-term liabilities	(2,290)	12,202	1,923
Cash provided by operating activities	174,896	307,382	317,889
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from long-term investments	—	1,104	—
Purchases of property, plant and equipment	(119,097)	(69,507)	(75,950)
Proceeds from sales of property, plant and equipment	30,561	6,021	33,080
Cash paid in connection with business combinations	(13,887)	(79,508)	—
Cash used in investing activities	(102,423)	(141,890)	(42,870)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	—	4,380	5,760
Proceeds from short-term borrowings	—	73,828	205,456
Repayments of short-term borrowings	(10,221)	(85,908)	(243,151)
Proceeds from revolving credit facility borrowings	2,692,900	568,000	1,054,520
Repayments of revolving credit facility borrowings	(2,582,900)	(568,000)	(1,054,520)
Repayments of long-term debt	(123,994)	(422,338)	(257,410)
Proceeds from long-term debt, net of issuance costs	—	369,897	—
Debt issuance costs	(1,766)	—	—
Net proceeds from stock issuances	18,724	16,859	11,611
Proceeds from terminations of interest rate swaps	3,258	16,492	—
Repurchases of common stock	(122,762)	(76,237)	(1,525)
Cash used in financing activities	(126,761)	(103,027)	(279,259)
Effect of exchange rate changes	(66)	1,267	(2,503)
Increase (decrease) in cash and cash equivalents	(54,354)	63,732	(6,743)
Cash and cash equivalents at beginning of year	466,607	402,875	409,618
Cash and cash equivalents at end of year	$412,253	$466,607	$402,875

Cash paid during the year:
Interest, net of capitalized interest	$18,746	$31,497	$42,184
Income taxes, net of refunds	$44,751	$29,071	$18,142

Non-interest bearing notes payable issued in conjunction with a business combination (refer to Note 13)	$—	$14,789	$—

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina

Sanmina Corporation (“Sanmina,” or the “Company”) was incorporated in Delaware in 1989. The Company is a leading independent global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. The Company provides these comprehensive solutions primarily to original equipment manufacturers (OEMs) in the following industries: communications networks, storage, industrial, defense and aerospace, medical, energy and industries that include embedded computing technologies such as point of sale devices, casino gaming and automotive.

The Company's operations are managed as two businesses:

1)	Integrated Manufacturing Solutions (IMS). IMS is a single operating segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding), Products include Non-Volatile DIMMs, solid state drives and DRAM solutions from the Company's Viking Technology division, defense and aerospace products from SCI Technology, storage products from the Company's Newisys division and optical and RF (Radio Frequency) modules. Services include design, engineering, logistics and repair services.

The Company's only reportable segment is IMS, which represented 80% of total revenue in 2015. The CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services”.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2014 and 2013 were each 52 weeks and fiscal 2015 was a 53-week year, with the extra week in the fourth fiscal quarter. The additional week in 2015 did not significantly affect the Company's results of operations or financial position. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation. The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for excess and obsolete inventories, product returns, warranties, environmental matters, and legal exposures; determining the recoverability of claims made in connection with customer bankruptcies; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; determining fair values of tangible and intangible assets for purposes of business combinations and impairment tests; determining fair values of interest rate swaps, contingent consideration and equity awards; and determining forfeiture rates, volatility and expected life assumptions for purposes of calculating stock compensation expense. Actual results could differ materially from these estimates.

Financial Instruments and Concentration of Credit Risk. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, accounts payable and debt obligations. With the exception of certain of the Company's debt obligations (refer to Note 4. Fair Value and Note 5. Derivative Financial Instruments), the fair value of these financial instruments approximates their carrying amount as of October 3, 2015 and September 27, 2014 due to the nature or short maturity of these instruments, or the fact that the instruments are recorded at fair value on the consolidated balance sheets.

Accounts Receivable and Other Related Allowances. The Company had allowances of $13.4 million and $10.3 million as of October 3, 2015 and September 27, 2014, respectively, for uncollectible accounts, product returns and other adjustments. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

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

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. An asset group is the unit of accounting which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. For asset groups for which the primary asset is a building, the Company estimates fair value based on data provided by commercial real estate brokers. For other asset groups, the Company estimates fair value based on projected discounted future net cash flows.

Foreign Currency Translation. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in stockholders' equity as a component of accumulated other comprehensive income ("AOCI"). For all entities, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of income. Remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity's functional currency are recorded in AOCI if repayment of the loan is not anticipated in the foreseeable future.

Derivative Instruments and Hedging Activities. The Company conducts business on a global basis in numerous currencies and is therefore exposed to movements in foreign currency exchange rates. The Company uses foreign currency forward contracts to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. In the past, the Company has also used interest rate swaps to manage interest rate risk associated with certain long-term debt.

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires each derivative instrument to be recorded on the consolidated balance sheets at its fair value as either an asset or a liability. If a derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in stockholders' equity as a separate component of AOCI and is recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in earnings. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the item being hedged are recognized in earnings in the current period.

Derivative instruments are entered into for periods of time consistent with the related underlying exposures and are not entered into for speculative purposes. At the inception of a hedge, the Company documents all relationships between derivative instruments and related hedged items, as well as its risk-management objectives and strategies for the hedging transaction.

The Company's foreign currency forward contracts potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties.

Revenue Recognition. The Company derives revenue principally from sales of manufacturing services, components and other products. Other sources of revenue include order fulfillment, logistic and repair services, and sales of certain inventory, primarily raw materials, to customers whose requirements change after the Company has procured inventory to fulfill the customers' forecasted demand. The Company recognizes revenue for manufacturing services, components, products and sales of certain inventory when a persuasive arrangement between the Company and the buyer exists, usually in the form of a purchase order received from the Company's customer, the price is fixed or determinable, delivery or performance has occurred and collectability is reasonably assured. Generally, there are no formal customer acceptance requirements or further obligations related to the product or the inventory subsequent to transfer of title and risk of loss.

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

Recent Accounting Pronouncements. In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)". This ASU requires the Company to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, the Company is required to disclose the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance is effective for the Company in fiscal 2017.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory (Topic 330)". This ASU requires measurement of inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Currently, inventory is generally measured at the lower of cost or market, except for excess and obsolete inventories which are carried at their estimated net realizable values. This new standard is effective for the Company in fiscal 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this new accounting standard.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company is currently participating in an EMS industry forum that has been created to evaluate the impact of adoption of ASU 2014-09 on entities within such industry. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3. Balance Sheet Items

Inventories

Components of inventories were as follows:

	As of
	October 3, 2015	September 27, 2014
	(In thousands)
Raw materials	$624,514	$628,860
Work-in-process	120,131	102,618
Finished goods	174,083	161,700
Total	$918,728	$893,178

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	October 3, 2015	September 27, 2014
	(In thousands)
Machinery and equipment	$1,416,884	$1,430,057
Land and buildings	588,052	560,990
Leasehold improvements	53,360	55,463
Furniture and fixtures	20,420	20,507
Construction in progress	12,883	18,335
	2,091,599	2,085,352
Less: Accumulated depreciation and amortization	(1,500,755)	(1,522,336)
Property, plant and equipment, net	$590,844	$563,016

Depreciation expense was $96.1 million, $93.8 million, and $94.1 million for 2015, 2014 and 2013, respectively.

Note 4. Fair Value

Fair Value Option for Long-term Debt

The Company has elected not to record its long-term debt instruments at fair value, but has measured them at fair value for disclosure purposes. As of October 3, 2015, the aggregate carrying amount of the Company's long-term debt instruments approximates fair value as estimated using quoted prices.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are cash equivalents, defined benefit plan assets (see Note 16), deferred compensation plan assets, foreign currency forward contracts and contingent consideration (see Note 13). The fair value of cash equivalents, deferred compensation plan assets and foreign currency forward contracts was not material as of October 3, 2015 or September 27, 2014.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivatives assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of October 3, 2015 or September 27, 2014.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Assets held-for-sale, consisting of land and buildings, are measured at fair value on a nonrecurring basis since these assets are subject to fair value adjustments only when the carrying amount of such assets exceeds the fair value of such assets or such assets have been previously impaired and the fair value exceeds the carrying amount by less than the amount of the impairment that has been recognized. Fair value is generally estimated using independent third party valuations based on market comparables. The Company did not have any assets classified as held-for-sale for accounting purposes as of October 3, 2015. The carrying value of the Company's assets held-for-sale was $11.6 million as of September 27, 2014 and was included in prepaid expenses and other current assets on the consolidated balance sheets.

Other non-financial assets, such as intangible assets are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded. See Note 13 for further information regarding these assets.

Note 5. Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments is foreign currency exchange risk.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Brazil, Israel and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	October 3, 2015	September 27, 2014
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$76,465	$114,157
Number of contracts	41	42
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$230,084	$255,828
Number of contracts	46	41

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

The Company also utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts are designated as cash flow hedges for accounting purposes and are generally one-to-two months in duration but, by policy, may be up to twelve months in duration.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gains (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were immaterial in all periods presented herein. As of October 3, 2015, AOCI related to foreign currency forward contracts was not material.

As of September 27, 2014, the Company had an outstanding interest rate swap with a notional amount of $100 million that was not designated as a hedging instrument for accounting purposes. The swap was terminated in the first quarter of 2015 upon extinguishment of the underlying debt, at which time the Company received a cash payment of $3.3 million. As of October 3, 2015, the Company did not have any interest rate swaps.

Note 6. Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, trade accounts receivable and foreign currency forward contracts. The carrying value of assets such as cash, cash equivalents and accounts receivable is expected to approximate fair value due to the short duration of the assets. The Company maintains its cash and cash equivalents with recognized financial institutions that management believes to be of high credit quality. One of the Company's most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts. Foreign currency forward contracts are maintained with high quality counterparties to reduce the Company's credit risk and are recorded on the Company's balance sheets at fair value.

One customer represented more than 10% of the Company's net sales in 2013. No customer represented more than 10% of the Company's net sales in 2015 or 2014. One customer represented 10% or more of the Company's gross accounts receivable as of October 3, 2015 and September 27, 2014.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	October 3, 2015	September 27, 2014
	(In thousands)
Secured debt due 2017 ("Secured Debt")	$40,000	$40,000
Senior notes due 2019 ("2019 Notes")	—	100,000
Senior secured notes due 2019 ("Secured Notes")	375,000	375,000
Non-interest bearing notes payable	12,365	15,097
Fair value adjustment (1)	—	3,757
Total long-term debt	427,365	533,854
Less : Current portion
2019 Notes called for redemption in fourth quarter of 2014	—	100,000
Fair value adjustment related to 2019 Notes	—	3,757
Secured debt (refinanced in the first quarter of 2015)	—	40,000
Current portion of non-interest bearing notes payable	3,416	3,416
Long-term debt	$423,949	$386,681

(1) Represents fair value hedge accounting adjustment related to interest rate swaps.

Secured Debt. During the fourth quarter of 2012, the Company borrowed $40.0 million using its corporate campus as collateral. In the first quarter of 2015, the loan agreement was amended to extend the maturity date from July 19, 2015 to December 19, 2017 which, upon approval of the counterparty, may be extended up to two times for a period of one year for each extension. Principal, together with accrued and unpaid interest, is due on the maturity date. The Company has the right to prepay loans in whole or in part at any time without penalty.

Secured Notes. During the third quarter of 2014, the Company issued $375 million of senior secured notes due 2019. The Secured Notes mature on June 1, 2019 and bear interest at an annual rate of 4.375%, payable semi-annually in arrears in cash. In connection with issuance of the Secured Notes, the Company incurred debt issuance costs of $5.1 million which are included in other non-current assets on the consolidated balance sheets and are being amortized to interest expense over the term of the Secured Notes using the effective interest method.

The Secured Notes are senior secured obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain subsidiaries of the Company. The Secured Notes and the guarantees are secured by a first-priority lien, subject to permitted liens, on certain tangible and intangible assets including certain real property, equipment and intellectual property, and by a second-priority lien on certain assets, including accounts receivable, inventory and stock of subsidiaries, securing the Company’s revolving credit facility.

All or any portion of the Secured Notes may be redeemed, at any time, at the option of the Company, at a redemption price equal to 100% of the principal amount of the Secured Notes redeemed plus accrued and unpaid interest, plus a make-whole premium. Following a change of control, as defined, the Company would be required to make an offer to repurchase all of the Secured Notes at a purchase price of 101% of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase.

The Secured Notes are subject to specified events of default, including payment defaults, breaches of covenants, certain payment defaults at final maturity or acceleration of other indebtedness, failure to pay certain judgments, certain events of bankruptcy, insolvency and reorganization involving the Company or certain of its subsidiaries and certain instances in which a guarantee ceases to be in full force and effect. If any event of default occurs and is continuing, subject to certain exceptions, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Secured Notes, may declare all the Secured Notes to be due and payable immediately, together with any accrued and unpaid interest, if any, to the acceleration date. In the case of an event of default resulting from certain events of bankruptcy, insolvency or reorganization involving the Company, such amounts with respect to the Secured Notes will be due and payable immediately without any declaration or other act on the part of the trustee or the holders of the Secured Notes.

2019 Notes. During 2011, the Company issued $500 million of senior notes due 2019. During 2014, the Company redeemed $400 million of the 2019 Notes at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $11.8 million, consisting of redemption premiums of $21.8 million, a write-off of unamortized debt issuance costs of $6.0 million and third party costs of $0.5 million, partially offset by a $16.5 million credit related to the fair value hedge adjustment associated with the extinguished 2019 Notes.

The Company redeemed the remaining $100 million of its 2019 Notes at par plus a redemption premium and accrued interest during the first quarter of 2015. In connection with this redemption, the Company recorded a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment related to the extinguished 2019 Notes.

Non-interest Bearing Notes Payable. The Company issued unsecured, interest-free, 5 year term notes with a face value of $17.1 million (payable in five annual installments) in connection with assets acquired during the third quarter of 2014. The discounted value of the notes issued was $14.8 million (see Note 13).

Short-term Debt

Revolving Credit Facility. During the third quarter of 2015, the Company replaced its $300 million asset-backed revolving credit facility (the "ABL") with a $375 million secured revolving credit facility (the "Cash Flow Revolver"). The Cash Flow Revolver may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as February 28, 2019 if certain conditions exist.

The Company incurred $1.8 million of debt issuance costs in connection with this transaction. In addition, $1.0 million of unamortized debt issuance costs related to the ABL were carried forward and $0.8 million of such costs were expensed. Accordingly, $2.8 million of debt issuance costs will be amortized to interest expense over the life of the Cash Flow Revolver.

As of October 3, 2015, $110.0 million of borrowings and $22.0 million of letters of credit were outstanding under the Cash Flow Revolver. No borrowings were outstanding under the ABL as of September 27, 2014.

Foreign Short-term Borrowing Facilities. As of October 3, 2015, certain foreign subsidiaries of the Company had a total of $74.0 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2017.

Debt Covenants

The Company's revolving credit facility requires the Company to comply with certain financial covenants. Additionally, the Company's Secured Debt agreement requires the Company to comply with a financial covenant if certain conditions exist, none of which existed as of October 3, 2015.

The Company's debt agreements contain a number of restrictive covenants, restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions.

The Company was in compliance with these covenants as of October 3, 2015.

Note 8. Commitments and Contingencies

Operating Leases. The Company leases certain of its facilities and equipment under non-cancellable operating leases expiring at various dates through 2042. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2016	$19,954
2017	13,497
2018	8,557
2019	2,990
2020	2,014
Thereafter	19,086
Total	$66,098

Rent expense, net of sublease income, under operating leases was $26.2 million, $29.5 million and $33.7 million for 2015, 2014 and 2013, respectively.

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

The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies or other applicable accounting standards. As of October 3, 2015 and September 27, 2014, the Company had reserves of $49.2 million and $38.6 million, respectively, for environmental matters, warranty, litigation, contingent consideration and other contingencies, excluding reserves for uncertain tax positions, which the Company believes is adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

One of the Company's most significant credit risks is the ultimate realization of accounts receivable and customer inventory liabilities. This risk is partially mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling the Company to monitor changes in business operations and respond accordingly. On October 6, 2014, one of the Company’s customers, GT Advanced Technologies, filed a petition for reorganization under bankruptcy law. The Company performed an analysis as of September 27, 2014 to quantify its potential exposure and administrative and reclamation claim priority. As a result of the analysis, the Company determined that certain accounts receivable may not be collectible and therefore deferred recognition of revenue in the amount of $1.9 million in the fourth quarter of 2014. Based on new information that became available and events that occurred subsequent to the Company's filing of its 2014 financial statements, the Company determined that certain inventory balances may not be recoverable and provided a reserve for such inventories in the amount of $3.9 million in the first quarter of 2015. The Company provided additional reserves of $3.7 million and $2.5 million for inventory and accounts receivable, respectively, during the fourth quarter of 2015. The Company's accounts receivable and inventory exposure for this customer are fully reserved as of October 3, 2015.

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of materials. As of October 3, 2015, the Company had been named in a lawsuit and certain administrative orders alleging certain of its current and former sites contributed to groundwater contamination.

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

Note 9. Income Taxes

Domestic and foreign components of income (loss) before income taxes were as follows:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands)
Domestic	$91,613	$92,961	$3,517
Foreign	84,580	68,778	99,889
Total	$176,193	$161,739	$103,406

The provision for (benefit from) income taxes consists of the following:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands)
Federal:
Current	$1,413	$5,889	$—
Deferred	(226,225)	(43,789)	(6,611)
State:
Current	543	(100)	1,388
Deferred	(513)	(1,251)	(189)
Foreign:
Current	42,295	27,937	31,249
Deferred	(18,581)	(24,112)	(1,782)
Total provision for (benefit from) income taxes	$(201,068)	$(35,426)	$24,055

 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	October 3, 2015	September 27, 2014
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$416,866	$452,754
Foreign net operating loss carryforwards	214,949	298,693
Acquisition related intangibles	46,019	58,442
Accruals not currently deductible	60,225	62,148
Property, plant and equipment	21,099	23,754
Tax credit carryforwards	8,898	9,155
Reserves not currently deductible	22,482	18,612
Stock compensation expense	16,388	14,173
Unrealized losses	4,417	4,417
Other	1,633	745
Valuation allowance	(282,734)	(663,193)
Total deferred tax assets	530,242	279,700
Deferred tax liabilities on foreign earnings	(19,872)	(19,872)
Other deferred tax liabilities	(17,792)	(9,521)
Net deferred tax assets	$492,578	$250,307
Recorded as:
Current deferred tax assets	$74,935	$37,738
Non-current deferred tax assets	422,670	217,645
Non-current deferred tax liabilities	(5,027)	(5,076)
Net deferred tax assets	$492,578	$250,307

The Company offsets current deferred tax assets and liabilities and non-current deferred tax assets and liabilities by tax-paying jurisdiction. The resulting net amounts by tax jurisdiction are then aggregated without further offset.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing the Company's ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods.

Prior to 2012, based on negative evidence (primarily a cumulative history of operating losses), the Company had a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions. Since 2012, the Company has released a portion of its U.S. valuation allowances annually in recognition of its improved historical earnings and increasing future projected earnings.

The Company released $288.7 million, $87.6 million and $21.5 million of the valuation allowance attributable to U.S. and foreign deferred tax assets in 2015, 2014 and 2013, respectively. The Company reduced the valuation allowance based on continued improved operating results over the past few years and expectations about generating U.S. taxable income in the future. The remaining valuation allowance relates primarily to foreign net operating losses, with the exception of $102.7 million related to U.S. net operating losses.

To the extent the Company continues to consistently earn, as well as reliably project, income in the appropriate jurisdictions, it is reasonably possible that the valuation allowance will be further reduced at such time when such positive evidence can be substantiated. The Company’s expected continued strong and predictable earnings may be sufficient to warrant an additional release of the valuation allowance in future years, although such positive evidence would need to be weighed against any negative evidence existing at that time. To the extent the Company's future projections are adjusted downward, the Company could be required to record an additional valuation allowance, which would negatively impact income tax expense at such time.

As of October 3, 2015, U.S. income taxes have not been provided for approximately $582.9 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of October 3, 2015, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $1,151.0 million, $758.5 million and $756.2 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2023 and 2016, respectively, and expire at various dates through 2033. Certain foreign net operating losses start expiring in 2016. However, the majority of foreign net operating losses carryforward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Federal tax at statutory tax rate	35.00%	35.00%	35.00%
Effect of foreign operations	3.82	(4.34)	(8.17)
Foreign income inclusion	0.21	1.17	4.08
Change in valuation allowance	4.41	(4.23)	11.54
Permanent items	2.05	2.69	0.26
Change to other comprehensive income	—	2.05	—
Release of valuation allowance	(163.92)	(54.18)	(20.79)
State income taxes, net of federal benefit	4.31	(0.06)	1.34
Effective tax rate	(114.12)%	(21.90)%	23.26%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	October 3, 2015	September 27, 2014
	(In thousands)
Balance, beginning of year	$54,237	$65,148
Increase related to prior year tax positions	—	—
Decrease related to prior year tax positions	(5,044)	(11,274)
Increase related to current year tax positions	5,564	4,993
Settlements	(3,599)	(4,630)
Balance, end of year	$51,158	$54,237

 As of October 3, 2015, the Company had reserves of $32.2 million for the payment of interest and penalties relating to unrecognized tax benefits. The Company accrued interest and penalties related to unrecognized tax benefits of $3.9 million in 2015, $5.6 million in 2014, and $1.9 million in 2013. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently being audited by the Internal Revenue Service for tax years 2008 through 2010. To the extent the final tax liabilities are different from the amounts accrued, this would result in an increase or decrease in net operating loss carryforwards which would impact tax expense to the extent the associated deferred tax asset is not offset by a valuation allowance. Additionally, the Company is being audited by various state tax agencies and certain foreign countries. To the extent the final tax liabilities are different from the amounts accrued, the increases or decreases would be recorded as income tax expense or benefit in the consolidated statements of income. Although the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty.

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

Note 10. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands, except per share amounts)
Numerator:
Net income	$377,261	$197,165	$79,351

Denominator:
Weighted average common shares outstanding	81,818	82,872	82,834
Effect of dilutive stock options and restricted stock units	3,823	3,859	2,569
Denominator for diluted earnings per share	85,641	86,731	85,403

Net income per share:
Basic	$4.61	$2.38	$0.96
Diluted	$4.41	$2.27	$0.93

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	As of
	October 3, 2015	September 27, 2014	September 28, 2013
Potentially dilutive securities:	(In thousands)
Employee stock options	776	2,502	6,634
Restricted stock units	13	112	—
Total	789	2,614	6,634

Note 11. Stockholders' Equity

In 2009, the Company's stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 7.5 million shares of common stock for issuance thereunder, which was subsequently increased to 19.8 million shares. The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The per share exercise price for shares to be issued pursuant to exercise of an option must be no less than 100% of the fair market value per share on the date of grant.

Upon approval of the 2009 Plan, all of the Company's other stock plans were terminated as to future grants. Although these plans have been terminated, they will continue to govern all awards granted under them until the expiration of the awards.

As of October 3, 2015, an aggregate of 13.0 million shares were authorized for future issuance under the Company's stock plans, of which 10.0 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.0 million shares of common stock were available for future grant. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2009 plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan.

Stock Repurchase Program

In 2013, the Company's Board of Directors authorized the Company to repurchase up to $100 million of the Company's common stock in the open market or in negotiated transactions off the market. The Board of Directors approved a second $100 million stock repurchase plan in September 2014 and a $200 million stock repurchase plan in September 2015. These authorizations, totaling $400 million, have no expiration date. During 2015, the Company repurchased 5.8 million shares of its common stock for $121.2 million. As of October 3, 2015, $204 million remains available under these programs.

In addition to repurchases under these authorizations discussed above, the Company repurchased 61,000, 71,000 and 169,000 shares of its common stock for $1.5 million, $1.2 million and $1.5 million, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units during 2015, 2014, and 2013.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	October 3, 2015	September 27, 2014
	(In thousands)
Foreign currency translation adjustments	$86,630	$100,090
Unrealized holding losses on derivative financial instruments	(683)	(575)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(19,376)	(16,599)
Total	$66,571	$82,916

Note 12. Other Income (Expense), Net

The following table summarizes the major components of other income (expense), net (in thousands):

	Year ended
	October 3, 2015	September 27, 2014	September 28, 2013
Foreign exchange losses	$681	$(1,962)	$(3,091)
Loss from dedesignation of interest rate swap	—	—	(14,903)
Other, net	86	5,068	5,162
Total	$767	$3,106	$(12,832)

The Company had interest rate swaps with an aggregate notional amount of $257 million that were entered into in 2007 to hedge LIBOR-based variable rate interest payments expected to occur through June 15, 2014. During the first quarter of 2013, the Company determined, based on its intention of redeeming $257 million of its debt due in 2014, that it was no longer probable that LIBOR-based, variable rate interest payments would occur on $257 million of debt through June 15, 2014. Accordingly, the Company dedesignated the interest rate swaps in their entirety in the first quarter of 2013 and recorded a charge of $14.9 million, representing the portion of the value of the interest rate swaps previously recorded in accumulated other comprehensive income for which it was no longer probable that LIBOR-based variable rate interest payments would occur.

The Company reduces its exposure to currency fluctuations through the use of foreign currency hedging instruments, however, hedges are established based on estimated foreign currency balances. To the extent actual amounts differ from estimated amounts, the Company will have exposure to currency fluctuations, resulting in foreign exchange gains or losses.

Note 13. Acquisitions

Fourth Quarter of 2015

On June 29, 2015, the Company purchased all outstanding stock of a privately-held company that designs and manufactures equipment for the oil and gas industry. The acquisition further enhances and complements the Company's existing capabilities in the oil and gas market and will be reported in the Company's CPS operating segment. Consideration for the acquisition consists of cash of approximately $13.9 million plus up to an additional $23.5 million if certain annual earnings targets are achieved in the first five years following the date of acquisition. The fair value of contingent consideration was determined to be $11.0 million using a risk-neutral Monte Carlo model based on significant inputs that are not observable in the market. Contingent consideration will be remeasured periodically during the five-year contingency period with changes in fair value recorded in the Company's consolidated statements of income.

The acquisition did not significantly affect the Company's financial position or results of operations for 2015. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. Management is in the process of finalizing fair value amounts for certain assets acquired and liabilities assumed.

The following represents the Company's preliminary allocation of the purchase price of $24.9 million to the acquired assets and liabilities assumed:

(In thousands)
Current assets	$29,673
Noncurrent assets, including identifiable intangible assets of $9.6 million and goodwill of $0.9 million	23,605
Current liabilities, including debt of $15.3 million that was repaid immediately after closing	(27,757)
Noncurrent liabilities	(615)
Total	$24,906

Goodwill and identifiable assets are recorded in other non-current assets on the consolidated balance sheets. Identifiable intangible assets, consisting of customer relationships, trade names and order backlog, are being amortized over one to three years.

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

Note 14. Business Segment, Geographic and Customer Information

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

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding). Products include Non-Volatile DIMMs, solid state drives and DRAM solutions from the Company's Viking Technology division, defense and aerospace products from SCI Technology, storage products from the Company's Newisys division and optical and Radio Frequency (RF) modules. Services include design, engineering, logistics and repair services.

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity regarding economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. Based on this evaluation, the Company determined that it has only one reportable segment - IMS, which generated 80% of the Company's total revenue in 2015. The Company's CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

Segment information is as follows:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands)
Gross sales:
IMS	$5,157,427	$4,933,714	$4,766,670
CPS	1,414,797	1,514,340	1,335,510
Intersegment revenue	(197,683)	(231,092)	(185,056)
Unallocated items (1)	—	(1,856)	—
Net Sales	$6,374,541	$6,215,106	$5,917,124

Gross Profit:
IMS	$366,436	$339,909	$291,664
CPS	135,064	155,974	144,725
Total	501,500	495,883	436,389
Unallocated items (1)	(17,644)	(7,600)	(9,572)
Total	$483,856	$488,283	$426,817

Depreciation and amortization:
IMS	$56,428	$50,933	$54,531
CPS	35,526	38,420	32,802
Total	91,954	89,353	87,333
Unallocated corporate items (2)	8,613	8,324	8,688
Total	$100,567	$97,677	$96,021

Capital expenditures (receipt basis):
IMS	$105,755	$47,103	$44,080
CPS	17,290	27,724	25,542
Total	123,045	74,827	69,622
Unallocated corporate items (2)	3,436	4,635	3,447
Total	$126,481	$79,462	$73,069

(1) For purposes of evaluating segment performance, management excludes certain items from its measures of revenue and gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

(2) Primarily related to selling, general and administration functions.

	As of
	October 3, 2015	September 27, 2014
	(In thousands)
Long-lived assets (including assets held for sale):
IMS	$351,490	$309,922
CPS	208,807	213,266
Total	560,297	523,188
Unallocated corporate items (1)	30,547	51,466
Total	$590,844	$574,654

(1) Primarily related to selling, general and administration functions.

Information by geographic segment, determined based on the country in which a product is manufactured or a service is provided, was as follows:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands)
Net sales:
Domestic	$1,029,897	$1,041,892	$1,074,529
Mexico	1,979,085	1,693,564	1,433,799
China	1,510,208	1,564,389	1,501,632
Other international	1,855,351	1,915,261	1,907,164
Total	$6,374,541	$6,215,106	$5,917,124

Percentage of net sales represented by ten largest customers	48.3%	50.3%	50.3%
Number of customers representing 10% or more of net sales	—	—	1

	As of
	October 3, 2015	September 27, 2014
	(In thousands)
Long-lived assets (including assets held for sale):
Domestic	$149,340	$147,298
Mexico	159,907	168,712
China	84,426	89,380
Other international	197,171	169,264
Total	$590,844	$574,654

Note 15. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands)
Stock options	$9,894	$9,820	$10,506
Restricted stock units	10,759	8,969	7,018
Total	$20,653	$18,789	$17,524

Stock-based compensation expense was as follows:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
	(In thousands)
Cost of sales	$6,611	$5,849	$5,464
Selling, general & administrative	13,859	12,861	11,942
Research & development	183	79	118
Total	$20,653	$18,789	$17,524

Stock Options

The Company's stock option plans provide employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company recognizes compensation expense for such awards over the vesting period, which is generally four to five years. The contractual term of all options is ten years, at which time such options would expire. The Company recognizes compensation expense ratably over the service period.

Assumptions used to estimate the fair value of stock options granted were as follows:

	Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Volatility	52.9%	67.6%	86.0%
Risk-free interest rate	1.6%	1.5%	0.7%
Dividend yield	—	—	—
Expected life of options	5.0	5.0	5.0

Stock option activity was as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 29, 2012	11,275	13.15	6.54	18,548
Granted	975	8.83
Exercised/Cancelled/Forfeited/Expired	(2,688)	13.36
Outstanding as of September 28, 2013	9,562	12.65	5.99	62,825
Granted	648	15.89
Exercised/Cancelled/Forfeited/Expired	(2,029)	12.67
Outstanding as of September 27, 2014	8,181	12.90	5.30	93,767
Granted	567	24.48
Exercised/Cancelled/Forfeited/Expired	(1,715)	16.13
Outstanding as of October 3, 2015	7,033	13.05	4.94	53,938
Vested and expected to vest as of October 3, 2015	6,942	12.97	4.89	53,609
Exercisable as of October 3, 2015	5,917	12.25	4.33	48,655

The weighted-average grant date fair value of stock options granted during 2015, 2014 and 2013 was $12.46, $9.14, and $5.91, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated. The total intrinsic value of stock options exercised was $16.2 million for 2015, $18.3 million for 2014 and $12.1 million for 2013.

As of October 3, 2015, unrecognized compensation expense of $7.1 million is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding stock options outstanding at October 3, 2015:

Options Outstanding				Options Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
	(In thousands)			(In thousands)
$1.50-$6.89	794	3.59	3.55	793	3.55
$6.90-$8.69	774	6.45	8.47	513	8.48
$8.70-$8.81	1,350	4.83	8.76	1,323	8.76
$8.82-$11.57	920	5.45	10.56	837	10.54
$11.58-$15.76	959	5.69	13.86	732	13.40
$15.77-$21.11	496	5.88	16.51	468	16.44
$21.12-$28.20	1,740	4.01	22.62	1,251	21.89
$1.50-$28.20	7,033	4.94	13.05	5,917	12.25

Restricted Stock Units

The Company issues restricted stock units to executive officers, directors and certain management employees. These units vest over periods ranging from one to four years or based upon achievement of specified performance criteria and are automatically exchanged for shares of common stock at the vesting date. Compensation expense associated with these units is recognized ratably over the vesting period.

 Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted Grant-Date Fair Value Per Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 29, 2012	2,230	9.51	1.08	21,272
Granted	1,167	9.42
Vested/Forfeited/Cancelled	(1,629)	7.93
Outstanding as of September 28, 2013	1,768	10.90	2.02	31,052
Granted	1,204	17.16
Vested/Forfeited/Cancelled	(631)	13.99
Outstanding as of September 27, 2014	2,341	13.29	2.01	56,064
Granted	966	23.42
Vested/Forfeited/Cancelled	(328)	13.79
Outstanding as of October 3, 2015	2,979	16.52	1.52	59,843
Expected to vest as of October 3, 2015	2,739	16.28	1.44	39,386

The weighted-average grant date fair value of restricted stock units granted was $23.42, $17.16 and $9.42 in 2015, 2014 and 2013, respectively. The total fair value of restricted stock units vested was $6.7 million for 2015, $9.2 million for 2014 and $8.3 million for 2013. As of October 3, 2015, unrecognized compensation expense of $20.0 million is expected to be recognized over a weighted average period of 1.5 years. Additionally, as of October 3, 2015, unrecognized compensation expense related to performance-based restricted stock units for which achievement of vesting criteria is not considered probable was $13.6 million.

Note 16. Employee Benefit Plans

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

The Company sponsors deferred compensation plans for eligible employees and non-employee members of its board of directors. These plans allow eligible participants to defer payment of all or part of their compensation. Deferrals under these plans were $3.7 million and $1.9 million for 2015 and 2014, respectively. Assets and liabilities associated with these plans were approximately $15.5 million and $12.5 million, as of October 3, 2015 and September 27, 2014, respectively, and are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's pension plans is October 3, 2015.

Changes in benefit obligations for the plans described above were as follows (in thousands):

	As of October 3, 2015		As of September 27, 2014		As of September 28, 2013
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning projected benefit obligation	$27,351	$49,053	$26,702	$44,590	$29,601	$35,171
Service cost	—	1,143	—	1,172	—	1,144
Interest cost	819	1,498	966	1,771	791	1,721
Actuarial (gain) loss	492	4,625	1,998	4,187	(2,050)	3,561
Benefits paid	(660)	(942)	(660)	(912)	(674)	(1,083)
Other (1)	(1,561)	(6,561)	(1,655)	(1,755)	(966)	4,076
Ending projected benefit obligation	$26,441	$48,816	$27,351	$49,053	$26,702	$44,590

Ending accumulated benefit obligation	$26,441	$45,129	$27,351	$44,363	$26,702	$40,072

(1)	Includes miscellaneous items such as settlements, curtailments, foreign exchange rate movements, etc.

Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Discount rate	3.45%	3.12%	2.79%	3.58%
Rate of compensation increases	—%	—%	2.58%	2.59%

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

Changes in plan assets and funded status for the plans described above were as follows (in thousands):

	As of October 3, 2015		As of September 27, 2014		As of September 28, 2013
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$21,472	$29,049	$20,767	$28,255	$20,443	$24,853
Actual return	(605)	2,231	3,020	2,719	1,964	2,636
Employer contributions	—	422	—	394	—	589
Benefits paid	(660)	(942)	(660)	(912)	(674)	(1,083)
Settlements	(1,561)	—	(1,655)	—	(966)	—
Foreign currency exchange rate effect	—	(3,681)	—	(1,407)	—	1,260
Ending fair value	$18,646	$27,079	$21,472	$29,049	$20,767	$28,255
Underfunded status	$(7,795)	$(21,737)	$(5,879)	$(20,004)	$(5,935)	$(16,335)

Weighted-average asset allocations by asset category for the U.S. and non-U.S. plans were as follows:

	U.S.			Non-U.S.
	Level 1			Level 1
	As of			As of
	Target	October 3, 2015	September 27, 2014	Target	October 3, 2015	September 27, 2014
Equity securities	51%	50.8%	51%	20%	15.4%	28.6%
Debt securities	49%	49.2%	49%	80%	77.7%	67.3%
Cash	—%	—%	—%	—%	6.9%	4.1%
Total	100%	100%	100%	100%	100%	100%

The Company's investment strategy is designed to ensure that sufficient pension assets are available to pay benefits as they become due. In order to meet this objective, the Company has established targeted investment allocation percentages for equity and debt securities as noted in the preceding table. As of October 3, 2015, U.S. plan assets are invested in mutual funds which are valued based on the net asset value (NAV) of the underlying securities that is reflective of quoted prices in an active market. The beneficial interest of each participant is represented in units which are issued and redeemed daily at the fund's closing NAV. Non-U.S. plan assets are invested in publicly-traded mutual funds consisting of medium-term Euro bonds and stocks of companies in the European region. The mutual funds are valued using the NAV that is quoted in an active market. The plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of October 3, 2015 there were no significant concentrations of credit risk related to pension plan assets.

The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of October 3, 2015		As of September 27, 2014		As of September 28, 2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net amount recognized on consolidated balance sheets:
Current liabilities	$—	$(1,067)	$—	$(894)	$—	$(615)
Non-current liabilities	(7,795)	(20,670)	(5,879)	(19,110)	(5,935)	(15,720)
Net liability recognized on consolidated balance sheets	$(7,795)	$(21,737)	$(5,879)	$(20,004)	$(5,935)	$(16,335)

Amounts recognized in AOCI (pre-tax) consist primarily of unrecognized net actuarial losses and are as follows (in thousands):

	As of October 3, 2015		As of September 27, 2014		As of September 28, 2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated other comprehensive loss	$6,550	$12,958	$5,255	$11,827	$6,151	$10,413

Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2016 is not material. Net periodic benefit costs consist primarily of service cost and interest cost and were not material for any period presented herein.

Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Discount rate	3.12%	3.78%	3.58%	4.14%
Expected return on plan assets	4.50%	4.50%	2.90%	3.50%
Rate of compensation increases	—%	—%	2.59%	3.29%

The expected long-term rate of return on assets for the U.S. and non-U.S. pension plans used in these calculations is assumed to be 4.50% and 2.90%, respectively. Several factors, including historical rates of returns, expectations of future returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations between asset classes and their expected volatilities are considered in developing the asset return assumptions.

Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2016	$8,244
2017	$3,744
2018	$3,906
2019	$3,927
2020	$3,767
Years 2021 through 2025	$20,971

Note 17. Subsequent Event

On October 7, 2015, the Company entered into a definitive agreement to purchase a certain manufacturing operation to support a customer in the industrial end market. As part of this transaction, the Company expects to also enter into a master supply agreement with such customer. This transaction is expected to close in the second quarter of 2016.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2015. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Our management has concluded that, as of October 3, 2015, our internal control over financial reporting was effective based on the COSO criteria. The effectiveness of our internal control over financial reporting as of October 3, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

(b)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 (c)    Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 3, 2015, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

 Item 9B.   Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

4.4(8)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(9)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.6(9)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
10.1(10)*	1999 Stock Plan.
10.2(11)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.3(12)	1995 Director Option Plan.
10.4(13)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.5(14)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.6(15)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.7(16)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.8(17)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.9(18)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.10(19)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.11(20)	2003 Employee Stock Purchase Plan.
10.12(21)*	Revised form of Officer and Director Indemnification Agreement.
10.13(22)*	2009 Incentive Plan, as amended on March 9, 2015.
10.14(23)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.15(24)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.16(25)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.17(26)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.18(27)*	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.19(28)*	Form of Change of Control Severance Benefit Agreement.
10.20(29)	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012.

10.21(30)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.22(31)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.23(32)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

10.24(33)	Modification Agreement by and between Sanmina Corporation and MUFG Union Bank, N.A. dated as of December 19, 2014.
10.250(34)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.
10.26(35)	Second Modification Agreement by and between Sanmina Corporation and MUFG Union Bank, N.A. dated as of May 20, 2015.
10.27(36)
Second Amended and Restated Credit Agreement, dated as of May 20, 2015, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.28*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan (filed herewith)
10.29*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan (filed herewith)
10.30*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors (filed herewith)
10.31*	Second Amendment to the Sanmina Corporation Deferred Compensation Plan for Outside Directors (filed herewith)
14.1	Code of Business Conduct and Ethics of the Registrant (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(37)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(37)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory plan in which an executive officer or director participates.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to exhibit to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(9)	Incorporated by reference to exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(10)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(11)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(12)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(13)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(14)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(15)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(16)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(17)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(18)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(20)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(21)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(22)	Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2015.
(23)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(24)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(25)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(26)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(27)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.

(28)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(29)	Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(30)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(31)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(32)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(33)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2014, filed with the SEC on January 30, 2015.
(34)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(35)	Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(36)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2015.
(37)
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
Date: November 19, 2015

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

Signature	Title	Date

/s/ JURE SOLA	Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2015
Jure Sola

/s/ ROBERT K. EULAU	Chief Financial Officer (Principal Financial Officer)	November 19, 2015
Robert K. Eulau

/s/ DAVID ANDERSON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 19, 2015
David Anderson

/s/ NEIL BONKE	Director	November 19, 2015
Neil Bonke

/s/ MICHAEL J. CLARKE	Director	November 19, 2015
Michael J. Clarke

/s/ EUGENE A. DELANEY	Director	November 19, 2015
Eugene A. Delaney

/s/ JOHN P. GOLDSBERRY	Director	November 19, 2015
John P. Goldsberry

/s/ JOSEPH LICATA	Director	November 19, 2015
Joseph Licata

/s/ MARIO M. ROSATI	Director	November 19, 2015
Mario M. Rosati

/s/ WAYNE SHORTRIDGE	Director	November 19, 2015
Wayne Shortridge

/s/ JACKIE M. WARD	Director	November 19, 2015
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales adjustments
Fiscal year ended September 28, 2013	$12,032	$(325)	$28	$11,735
Fiscal year ended September 27, 2014	$11,735	$(1,457)	$—	$10,278
Fiscal year ended October 3, 2015	$10,278	$3,161	$—	$13,439

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant adopted by the Board of Directors on December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
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

4.4(8)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(9)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.6(9)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
10.1(10)*	1999 Stock Plan.
10.2(11)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.3(12)	1995 Director Option Plan.
10.4(13)	SCI Systems, Inc. 2000 Stock Incentive Plan.
10.5(14)	SCI Systems, Inc. Board of Directors Deferred Compensation Plan.
10.6(15)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.7(16)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.8(17)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.9(18)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.10(19)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.11(20)	2003 Employee Stock Purchase Plan.
10.12(21)*	Revised form of Officer and Director Indemnification Agreement.
10.13(22)*	2009 Incentive Plan, as amended on March 9, 2015.
10.14(23)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.15(24)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.16(25)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.17(26)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.18(27)*	Employment offer letter dated September 4, 2009 between the Registrant and Bob Eulau.
10.19(28)*	Form of Change of Control Severance Benefit Agreement.
10.22(31)	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012.
10.21(30)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.

10.22(31)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.23(32)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

10.24(33)	Modification Agreement by and between Sanmina Corporation and MUFG Union Bank, N.A. dated as of December 19, 2014.
10.25(34)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.
10.26(35)	Second Modification Agreement by and between Sanmina Corporation and MUFG Union Bank, N.A. dated as of May 20, 2015.
10.27(36)	Credit Agreement, dated as of May 20, 2015, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.
10.28*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan (filed herewith)
10.29*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan (filed herewith)
10.30*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors (filed herewith)
10.31*	Second Amendment to the Sanmina Corporation Deferred Compensation Plan for Outside Directors (filed herewith)
14.1	Code of Business Conduct and Ethics of the Registrant (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(37)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(37)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory plan in which an executive officer or director participates.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to exhibit to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(9)	Incorporated by reference to exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(10)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(11)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(12)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-23565, filed with the SEC on March 19, 1997.
(13)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(14)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on December 20, 2001.
(15)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(16)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(17)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(18)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(20)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(21)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(22)	Incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2015.
(23)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(24)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(25)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(26)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(27)	Incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 2009, filed with the SEC on December 1, 2009.
(28)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.

(29)	Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(30)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(31)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(32)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(33)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2014, filed with the SEC on January 30, 2015.
(34)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(35)	Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(36)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2015.
(37)
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