Form 10-Q
period 2016-01-02
SANMINA CORP
filed 2016-01-29
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2016
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
Yes [ ]    No [x]

As of January 25, 2016, there were 77,183,780 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	January 2, 2016	October 3, 2015
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$398,447	$412,253
Accounts receivable, net of allowances of $13,470 and $13,439 as of January 2, 2016 and October 3, 2015, respectively	930,460	936,952
Inventories	896,123	918,728
Prepaid expenses and other current assets	55,409	55,047
Total current assets	2,280,439	2,322,980
Property, plant and equipment, net	585,771	590,844
Deferred tax assets	484,987	497,605
Other	80,029	81,835
Total assets	$3,431,226	$3,493,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,014,031	$1,035,323
Accrued liabilities	105,118	111,416
Accrued payroll and related benefits	103,306	120,402
Short-term debt, including current portion of long-term debt	89,416	113,416
Total current liabilities	1,311,871	1,380,557
Long-term liabilities:
Long-term debt	424,100	423,949
Other	168,001	168,287
Total long-term liabilities	592,101	592,236
Commitments and contingencies (Note 5)
Stockholders' equity	1,527,254	1,520,471
Total liabilities and stockholders' equity	$3,431,226	$3,493,264

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	January 2, 2016	December 27, 2014
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,534,714	$1,671,162
Cost of sales	1,411,076	1,544,816
Gross profit	123,638	126,346

Operating expenses:
Selling, general and administrative	57,693	59,418
Research and development	9,647	8,069
Restructuring costs	553	3,000
Amortization of intangible assets	692	425
Asset impairments	1,000	1,954
Total operating expenses	69,585	72,866

Operating income	54,053	53,480

Interest income	148	289
Interest expense	(5,878)	(6,437)
Other expense, net	(218)	(1,528)
Interest and other, net	(5,948)	(7,676)

Income before income taxes	48,105	45,804
Provision for income taxes	20,967	23,148
Net income	$27,138	$22,656

Net income per share:
Basic	$0.35	$0.27
Diluted	$0.33	$0.26

Weighted average shares used in computing per share amounts:
Basic	77,921	82,548
Diluted	81,205	86,682

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	January 2, 2016	December 27, 2014
	(Unaudited)
	(In thousands)
Net income	$27,138	$22,656
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(891)	(4,860)
Derivative financial instruments:
Change in net unrealized amount	364	(1,398)
Amount reclassified into net income	(295)	1,441
Defined benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	375	275
Amortization of actuarial losses and transition costs	422	336
Total other comprehensive loss	(25)	(4,206)
Comprehensive income	$27,113	$18,450

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 2, 2016	December 27, 2014
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$27,138	$22,656
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	25,751	24,656
Stock-based compensation expense	4,052	5,717
Deferred income taxes	12,326	10,739
Other, net	1,270	4,427
Changes in operating assets and liabilities:
Accounts receivable	5,848	3,937
Inventories	22,508	(17,036)
Prepaid expenses and other assets	429	2,794
Accounts payable	(12,557)	(55,212)
Accrued liabilities	(24,105)	(8,847)
Cash provided by (used in) operating activities	62,660	(6,169)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,910)	(28,708)
Proceeds from sales of property, plant and equipment	202	932
Cash used in investing activities	(28,708)	(27,776)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	—	(105,250)
Repayments of short-term borrowings	—	(10,221)
Proceeds from revolving credit facility borrowings	770,500	617,500
Repayments of revolving credit facility borrowings	(794,500)	(557,500)
Proceeds from termination of interest rate swap	—	3,258
Net proceeds from stock issuances	4,310	10,690
Repurchases of common stock	(28,694)	—
Cash used in financing activities	(48,384)	(41,523)

Effect of exchange rate changes	626	10
Decrease in cash and cash equivalents	(13,806)	(75,458)
Cash and cash equivalents at beginning of period	412,253	466,607
Cash and cash equivalents at end of period	$398,447	$391,149

Cash paid during the period for:
Interest, net of capitalized interest	$8,957	$9,050
Income taxes, net of refunds	$9,339	$3,461
See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 3, 2015, included in the Company's 2015 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the first quarter of 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2015 was a 53-week year, with the extra week in the fourth fiscal quarter, and fiscal 2016 will be a 52-week year. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)". This ASU requires the Company to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, the Company is required to disclose the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to provisional amounts had been recognized as of the acquisition date. The new standard is effective for the Company at the beginning of fiscal 2017.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company is currently participating in an EMS industry forum that has been created to evaluate the impact of adoption of ASU 2014-09 on entities within such industry. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2. Inventories

Components of inventories were as follows:

	As of
	January 2, 2016	October 3, 2015
	(In thousands)
Raw materials	$615,145	$624,514
Work-in-process	103,100	120,131
Finished goods	177,878	174,083
Total	$896,123	$918,728

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of January 2, 2016, the aggregate carrying amount of the Company's long-term debt instruments approximated fair value as estimated based primarily on quoted prices. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and liabilities measured at fair value on a recurring basis are deferred compensation plan assets, foreign exchange contracts, defined benefit plan assets and contingent consideration. Deferred compensation plan assets, foreign exchange contracts and contingent consideration were not material as of January 2, 2016 or October 3, 2015. Defined benefit plan assets are measured at fair value in the fourth quarter of each year.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of January 2, 2016 or October 3, 2015.

Derivative Instruments

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	January 2, 2016	October 3, 2015
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$83,509	$76,465
Number of contracts	44	41
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$261,111	$230,084
Number of contracts	46	46

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were not material for any period presented herein. As of January 2, 2016, AOCI related to foreign currency forward contracts was not material.

The Company also enters into short-term foreign currency forward contracts to hedge foreign currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, net, in the unaudited condensed consolidated statements of income. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	January 2, 2016	October 3, 2015
	(In thousands)
Secured debt	$40,000	$40,000
Senior secured notes due 2019 ("Secured Notes")	375,000	375,000
Non-interest bearing notes payable	12,516	12,365
Total long-term debt	427,516	427,365
Less: Current Portion
Current portion of non-interest bearing notes payable	3,416	3,416
Long-term debt	$424,100	$423,949

Short-term debt

The Company has a $375 million secured revolving credit facility (the "Cash Flow Revolver") that may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as March 4,

2019 if certain conditions exist. As of January 2, 2016, $86.0 million of borrowings and $21.9 million of letters of credit were outstanding under the Cash Flow Revolver.

As of January 2, 2016, certain foreign subsidiaries of the Company had a total of $74.1 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2017.

Debt covenants

The Company's Cash Flow Revolver requires the Company to comply with certain financial covenants. Additionally, the agreement covering the Company’s $40 million debt secured by the Company’s corporate campus (the “Secured Debt”) requires the Company to comply with a financial covenant if certain conditions exist, none of which existed as of January 2, 2016.

The Company's debt agreements contain a number of restrictive covenants, restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions.

The Company was in compliance with these covenants as of January 2, 2016.

Note 5. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of January 2, 2016 and October 3, 2015, the Company had reserves of $51.5 million and $49.2 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes is adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and handling of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the generation, recycling, treatment and disposal of hazardous waste. As of January 2, 2016, the Company has been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination.

A Canadian subsidiary of the Company is party to an order requiring such subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of January 2, 2016, the Company believes it has reserved a sufficient amount to satisfy anticipated future remediation costs at this site.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff has appealed this dismissal and the Company expects the appeal to be heard in calendar 2016.

Other Matters

Two of the Company’s subsidiaries in Brazil are parties to several administrative and judicial proceedings for claims alleging that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2010. These claims seek payment of state value-added tax and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries believe they have meritorious positions in these matters and intend to contest the claims, although there can be no assurance that these claims will not have a material adverse effect on the Company’s results of operations in the future.

Refer to Part II, Item 1 for further information regarding these matters.

Other Contingencies

One of the Company's most significant risks is the ultimate realization of accounts receivable and customer inventory liabilities. This risk is partially mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. In the first quarter of 2015, one of the Company’s customers, GT Advanced Technologies, filed a petition for reorganization under bankruptcy law. As of January 2, 2016 and October 3, 2015, the Company's accounts receivable and inventory exposure of $12.0 million for this customer was fully reserved, including $3.9 million of reserves provided in the first quarter of 2015.

Commitments - Operating Leases

The Company leases certain of its facilities and equipment under non-cancellable operating leases. As of January 2, 2016 and October 3, 2015, the Company had commitments of $79.1 million and $66.1 million, respectively, in connection with these leases.

Note 6. Income Tax

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

The provision for income taxes for the first quarter of 2016 and 2015 was $21.0 million and $23.1 million, respectively. The decrease in income tax expense in 2016 was primarily attributable to changes in the jurisdictional mix of where income was earned.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2015-17, "Balance Sheet Classification of Deferred Taxes". This ASU requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The new guidance is effective for the Company in fiscal 2018. In order to simplify the presentation of deferred taxes, the Company elected to early adopt ASU 2015-17 as of the beginning of 2016 and to apply the new standard retrospectively. The condensed consolidated balance sheet as of October 3, 2015 was adjusted accordingly, resulting in a reclassification of $74.9 million of deferred tax assets from Prepaid expenses and other current assets to Deferred tax assets (noncurrent).

In 2014, a foreign tax authority completed its audit of the Company’s 2006 tax return and issued an assessment challenging certain of the Company’s tax positions. Although the Company disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, the Company made a significant payment to the foreign tax authority during the quarter ended March 28, 2015 to resolve all issues related to this audit. This audit was formally closed in the first quarter of 2016, with no adjustment to the Company's income tax reserves or additional payment required.

Note 7. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	January 2, 2016	October 3, 2015
	(In thousands)
Foreign currency translation adjustments	$85,739	$86,630
Unrealized holding losses on derivative financial instruments	(614)	(683)
Unrecognized net actuarial loss and transition cost for benefit plans	(18,579)	(19,376)
Total	$66,546	$66,571

Stock Repurchase Program

During the three months ended January 2, 2016, the Company repurchased 1.4 million shares of its common stock for $28.7 million and, as of January 2, 2016, $175.2 million remains available under a stock repurchase program authorized by the Company's Board of Directors in 2015. This authorization has no expiration date. No shares of common stock were repurchased during the first quarter of 2015 under programs authorized by the Company's Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 20,000 and 47,000 shares of its common stock during the three months ended January 2, 2016 and December 27, 2014, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $0.5 million and $1.2 million, respectively, in conjunction with these repurchases.

Note 8. Acquisitions

On January 5, 2016, subsequent to the end of the first quarter of 2016, the Company purchased all outstanding stock of a privately-held software company for approximately $40.0 million. The acquisition is expected to enable the Company to deliver a full storage solution product to its customers. The Company is in the process of determining the fair value of assets and liabilities acquired and does not expect the acquisition to have a material effect on the Company's financial position or results of operations.

On October 7, 2015, the Company entered into a definitive agreement to purchase a manufacturing facility and related assets from a customer in the industrial end market. As part of this transaction, the Company expects to also enter into a master supply agreement for the provision of products to such customer. This transaction is expected to close in the second quarter of 2016.

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

The following table presents revenue and a non-GAAP measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	January 2, 2016	December 27, 2014
	(In thousands)
Gross sales:
IMS	$1,239,268	$1,376,834
CPS	345,648	352,337
Intersegment revenue	(50,202)	(58,009)
Net sales	$1,534,714	$1,671,162

Gross profit:
IMS	$95,609	$100,907
CPS	30,102	31,567
Total	125,711	132,474
Unallocated items (1)	(2,073)	(6,128)
Total	$123,638	$126,346

(1) For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended
	January 2, 2016	December 27, 2014
	(In thousands)
Net sales
United States	$254,379	$240,287
Mexico	484,970	531,454
China	367,259	412,807
Other international	428,106	486,614
Total	$1,534,714	$1,671,162

Percentage of net sales represented by ten largest customers	48.2%	50.0%
Number of customers representing 10% or more of net sales	—	—

Note 10. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	January 2, 2016	December 27, 2014
	(In thousands, except per share data)
Numerator:
Net income	$27,138	$22,656

Denominator:
Weighted average common shares outstanding	77,921	82,548
Effect of dilutive stock options and restricted stock units	3,284	4,134
Denominator for diluted earnings per share	81,205	86,682

Net income per share:
Basic	$0.35	$0.27
Diluted	$0.33	$0.26

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended
	January 2, 2016	December 27, 2014
	(In thousands)
Potentially dilutive securities:
Employee stock options	779	399
Restricted stock units	2	73
Total	781	472

Note 11. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended
	January 2, 2016	December 27, 2014
	(In thousands)
Stock options	$1,240	$3,203
Restricted stock units	2,812	2,514
Total	$4,052	$5,717

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	January 2, 2016	December 27, 2014
	(In thousands)
Cost of sales	$1,405	$1,576
Selling, general and administrative	2,566	4,103
Research and development	81	38
Total	$4,052	$5,717

As of January 2, 2016, an aggregate of 12.1 million shares were authorized for future issuance under the Company's stock plans, of which 10.5 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 1.6 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2015	7,033	13.05	4.94	53,938
Granted	1	23.77
Exercised/Cancelled/Forfeited/Expired	(432)	12.82
Outstanding as of January 2, 2016	6,602	13.06	4.72	52,710
Vested and expected to vest as of January 2, 2016	6,533	13.00	4.67	52,476
Exercisable as of January 2, 2016	5,681	12.31	4.18	48,487

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised such options at the Company's closing stock price on the date indicated.

As of January 2, 2016, unrecognized compensation expense of $5.9 million is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2015	2,979	16.52	1.52	59,843
Granted	1,045	23.26
Vested/Forfeited/Cancelled	(105)	11.78
Outstanding as of January 2, 2016	3,919	18.44	1.82	80,409
Expected to vest as of January 2, 2016	1,889	16.55	1.29	38,752

As of January 2, 2016, unrecognized compensation expense of $17.2 million is expected to be recognized over a weighted average period of 1.3 years. Additionally, as of January 2, 2016, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not considered probable was $37.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding the timing of closing of future cash outlays for and benefits of completed, pending or anticipated acquisitions; any statements regarding expected restructuring costs; any statements about the expected results of real property sales; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

In accordance with the accounting rules for segment reporting, our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first quarter of 2016 and in fiscal 2015. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

All references to years, in this section, refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2015 was a 53-week year, with the extra week in the fourth fiscal quarter and fiscal 2016 will be a 52-week year.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, further growing and leveraging our CPS business to improve our operating margins continues to be an integral part of our strategy. However, CPS revenue and gross margin continued to decrease in the first quarter of 2016 relative to the fourth quarter of 2015 and to the first quarter of 2015, illustrating the challenges to our strategy. We believe this business is capable of delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. No single customer represented 10% or more of our net sales for the three months ended January 2, 2016 or December 27, 2014, respectively.

We have typically generated about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations in regions such as Asia, Latin America and Eastern Europe.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products which can have the effect of reducing revenue and profitability.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates related to product returns, accounts receivable, inventories, intangible assets, income taxes, warranty obligations, environmental matters, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

For a complete description of our critical accounting policies and estimates, refer to our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 19, 2015.

Results of Operations

Key Operating Results

	Three Months Ended
	January 2, 2016	December 27, 2014
	(In thousands)
Net sales	$1,534,714	$1,671,162
Gross profit	$123,638	$126,346
Operating income	$54,053	$53,480
Net income	$27,138	$22,656

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	January 2, 2016	December 27, 2014	Increase/(Decrease)
Communications Networks	$604,765	$684,908	$(80,143)	(11.7)%
Industrial, Medical and Defense	609,804	641,832	(32,028)	(5.0)%
Embedded Computing and Storage	320,145	344,422	(24,277)	(7.0)%
Total	$1,534,714	$1,671,162	$(136,448)	(8.2)%

Net sales decreased from $1.67 billion in the first quarter of 2015, to $1.53 billion in the first quarter of 2016, a decrease of 8.2%. Sales to customers in our communications networks end market decreased 11.7% primarily as a result of decreased demand from certain customer programs for wireless communications products. Sales to customers in our industrial, medical and defense market decreased 5.0% primarily as a result of depressed conditions in the oil and gas industry which have caused customers in this industry to reduce their demand requirements, as well as delayed customer product transitions in the medical market. Sales to customers in our embedded computing and storage end market decreased 7.0% primarily due to delayed product transitions for set-top boxes.

Gross Margin

Gross margin increased to 8.1% for the first quarter of 2016, from 7.6% for the first quarter of 2015. The increase was primarily attributable to a charge of $3.9 million in the first quarter of 2015 associated with a distressed customer and improvement in our IMS segment. Distressed customer charges are not allocated to our operating segments. IMS gross margin increased to 7.7% for the first quarter of 2016 from 7.3% for the first quarter of 2015, primarily as a result of improved operational efficiencies. CPS gross margin decreased to 8.7% for the first quarter of 2016, from 9.0% for the first quarter of 2015, primarily as a result of decreased sales, particularly in our mechanical systems division.

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

Operating Expenses

Operating expenses decreased $3.3 million, from $72.9 million, or 4.4% of net sales, in the first quarter of 2015 to $69.6 million, or 4.5% of net sales, in the first quarter of 2016. This decrease was primarily attributable to lower restructuring and asset impairment charges.

Interest and Other, Net

Interest and other, net decreased $1.7 million in the first quarter of 2016 compared to the first quarter of 2015 due primarily to a loss on extinguishment of debt during the first quarter of 2015. The following table presents the significant components of other expense, net:

	Three Months Ended
	January 2, 2016	December 27, 2014
	(In thousands)
Foreign exchange losses	$(829)	$199
Loss on extinguishment of debt	—	(2,913)
Other, net	611	1,186
Total	$(218)	$(1,528)

On October 8, 2014, we redeemed the remaining $100 million outstanding of our senior notes due 2019 ("2019 Notes") at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment associated with the extinguished 2019 Notes.
We reduce our exposure to currency fluctuations through the use of foreign currency hedging instruments; however, our hedges are established based on estimated foreign currency balances. To the extent actual amounts differ from estimated amounts, we will have exposure to currency fluctuations that results in foreign exchange gains or losses.

Liquidity and Capital Resources

	Three Months Ended
	January 2, 2016	December 27, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$62,660	$(6,169)
Investing activities	(28,708)	(27,776)
Financing activities	(48,384)	(41,523)
Effect of exchange rate changes on cash and cash equivalents	626	10
Decrease in cash and cash equivalents	$(13,806)	$(75,458)

Key Working Capital Management Measures

	Three Months Ended
	January 2, 2016	October 3, 2015
Days sales outstanding (1)	55	56
Inventory turns (2)	6.2	6.3
Days inventory on hand (3)	59	58
Accounts payable days (4)	66	69
Cash cycle days (5)	47	45

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

Cash and cash equivalents were $398.4 million at January 2, 2016 and $412.3 million at October 3, 2015. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $1.0 billion as of January 2, 2016 and $0.9 billion as of October 3, 2015.

Net cash provided by (used in) operating activities was $62.7 million and $(6.2) million for the three months ended January 2, 2016 and December 27, 2014, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation expense, etc., and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the three months ended January 2, 2016, we generated $70.6 million of cash from net income, excluding non-cash items, which was partially offset by a $7.9 million usage of cash resulting from an increase in our net operating assets. Net operating assets increased primarily as a result of lower business volume which caused decreases of $24.1 million, $22.5 million and $12.6 million in other accrued liabilities, inventories and accounts payable, respectively. Our DPO decreased from 69 days as of October 3, 2015 to 66 days as of January 2, 2016 due primarily to unfavorable changes in the linearity of our purchases. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $28.7 million and $27.8 million for the three months ended January 2, 2016 and December 27, 2014, respectively, consisting primarily of capital expenditures in both periods.

Net cash used in financing activities was $48.4 million and $41.5 million for the three months ended January 2, 2016 and December 27, 2014, respectively. During the three months ended January 2, 2016, we used $28.7 million of cash to repurchase common stock, repaid a net amount of $24.0 million of short-term borrowings and received $4.3 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the three months ended December 27, 2014, we redeemed $100 million of long-term debt for $105.3 million, received $49.8 million of net proceeds from short-term borrowings, received $3.3 million from termination of an interest rate swap and received $10.7 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased $28.7 million of our common stock in the open market during the first quarter of 2016 and, as of January 2, 2016, we had $175.2 million remaining available to repurchase shares of our common stock under programs authorized by the Board of Directors.

Our Cash Flow Revolver requires us to comply with certain financial covenants and our Secured Debt loan agreement contains a financial covenant that is only applicable to us if certain conditions exist, none of which existed as of January 2, 2016. Additionally, our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of January 2, 2016, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of January 2, 2016, we had reserves of $51.5 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

We completed an acquisition in the fourth quarter of 2015 that could require additional cash payments of $23.5 million if certain annual earnings targets are achieved in the first five years following the date of acquisition.

As of January 2, 2016, we had a liability of $82.0 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

On January 5, 2016, we acquired a privately-held software company for approximately $40.0 million, approximately half of which was paid in the second quarter of 2016 and the other half of which, less an escrow amount, is payable in the third quarter of 2016. Additionally, we expect to complete another acquisition in the second quarter of 2016 that would result in a significant cash outlay in that period.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of January 2, 2016 included (1) cash and cash equivalents of $398.4 million; (2) our $375.0 million Cash Flow Revolver, under which $267.1 million, net of outstanding letters of credit, was available as of January 2, 2016; (3) foreign short-term borrowing facilities of $74.1 million, all of which was available as of January 2, 2016; and (4) cash generated from operations.

In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $25 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such receipts.

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

As of January 2, 2016, 53% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with cash available under our United States credit facility and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of January 2, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding long-term debt obligations and our revolving credit facility. As of January 2, 2016, $40 million of our debt bears interest at a floating rate. Additionally, the interest rate we pay for borrowings under our $375 million short-term revolving credit facility is determined at the time of borrowing based on a floating index. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts typically have maturities of up to two months and are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other expense, net, in the unaudited condensed consolidated statements of income. As of January 2, 2016, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $261.1 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor, 2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses, and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $83.5 million as of January 2, 2016.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 2, 2016, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended October 3, 2015.

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are parties to nine groups of administrative and judicial proceedings in the Federal Revenue Secretariat of Brazil, the Chamber of Appeals of Administrative Court of Brazil, and the Lower Federal Court. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Secretariat of Brazil. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2010. The claims seek payment by the subsidiaries of state value-added tax and income and excise taxes allegedly owed by the subsidiaries, as well as fines. In addition, in February 2008, the subsidiaries filed a claim against the Chief Office of Brazilian Internal Revenue Service seeking recovery of certain income taxes and social fund contributions which it believes it overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in these cases against the subsidiaries between March 2007 and October 2012, all of which were appealed between April 2007 and November 2012. During the second and third quarters of 2014, the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the administrative agencies ruled on several of the subsidiaries' appeals, finding in favor of the subsidiaries in some cases and against them in others. The subsidiaries are appealing the remaining adverse determinations in these further administrative proceedings. The subsidiaries believe they have meritorious positions in these remaining matters and intend to continue to contest the claims against them, although there can be no assurance that these claims will not have a material adverse effect on our results of operations in the future.

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

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of the Environment (now, the Ontario Ministry of the Environment and Climate Change, the “MOECC”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. In July 2013, our subsidiary submitted a conceptual remedial action plan to the MOECC with respect to the site outlining proposed investigation and remediation activities. In September 2013, the MOECC responded, indicating that it concurred with the conceptual remedial action plan, but requesting some additional information. Our subsidiary provided the MOECC such additional, and other, information and agreed to certain changes to the conceptual remedial action plan. In July 2015, the MOECC formally confirmed that a risk based approach to further investigation and remediation at the site would be acceptable to the MOECC. Our subsidiary has made submissions to and has had discussions with the MOECC to specify the actions it would take using a risk-based approach. Although we believe our conceptual remedial action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase remediation and associated costs, perhaps significantly.

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

Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide products and services to companies that serve the communications networks, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, energy and automotive industries. Adverse changes in any of these markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

•	intense competition among our customers and their competitors, leading to reductions in prices for their products and pricing pressures on us;

•	short product life cycles of our customers' products leading to continuing new requirements and specifications and product obsolescence, either of which could cause us to lose business;

•	failure of our customers' products to gain widespread commercial acceptance which could decrease the volume of orders customers place with us; and

•	recessionary periods in our customers' markets, including the currently depressed conditions in the oil and gas industry, which decrease orders from affected customers.

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

Sales to our ten largest customers have historically represented approximately half of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales, particularly in the communications end market. The loss of, or a significant reduction in sales or pricing to our largest customers could substantially reduce our revenue and margins.

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

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase, which could result in a small number of very large electronics companies offering products in multiple sectors of the electronics industry. For example, two major customers in our communications end market recently merged. The significant purchasing and market power of these large companies could decrease the prices paid to us by these customers. In addition, if one of our customers is acquired by another company that does not rely on us to provide EMS services, we may lose that customer's business. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers' products. Any such consolidation could cause us to be required to pay increased prices for such components, which could reduce our gross margin and profitability.

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

Because we manufacture and sell a substantial portion of our products abroad, our operating costs, and in some cases, our revenue, can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Japanese yen, Chinese Renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge certain forecasted foreign currency commitments arising from accounts receivable, trade accounts payable and fixed purchase obligations. However, the success of our foreign currency hedging activities depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, we may experience a reduction of our net income.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with our business, including failure to comply with typical customer warranties for workmanship, product liability, intellectual property infringement, product recall claims and environmental contamination. In addition, our policies generally have deductibles and/or limits that could reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income could be reduced. Additionally, if one or more counterparties to our insurance coverage were to fail, we could suffer losses.

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

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have experienced, and may experience in the future, delays in delivery and shortages of components, which in turn could result in increased component prices and delays in product shipments to customers, both of which could decrease our revenue and margins.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, defense and aerospace, and oil and gas manufacturing services because defects in these types of products can result in death or significant injury to end users of these products or environmental harm. Even if our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves. Additionally, insolvency of our customer may result in us being held ultimately liable for our customer's design defects, which could significantly reduce our net income.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and wastes in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that our accruals will be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability could reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. This authorization has no expiration date. The table below sets forth information regarding our repurchases of our common stock under this authorization during the first quarter of 2016.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
October 4, 2015 through October 31, 2015	453,495	$20.85	453,495	$194,416,285
Month #2
November 1, 2015 through November 28, 2015	342,201	$20.78	342,201	$187,305,008
Month #3
November 29, 2015 through January 2, 2016	577,861	$20.94	577,861	$175,206,501
Total	1,373,557	$20.87	1,373,557

(1) All months shown are our fiscal months.

(2) Amounts do not include commissions payable on shares repurchased.

Our Cash Flow Revolver requires us to comply with certain financial covenants and our Secured Debt loan agreement contains a financial covenant that is only applicable to us if certain conditions exist, none of which existed as of January 2, 2016. Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of January 2, 2016.

Item 6. Exhibits

Exhibit Number	Description

3.8 (1)	Certificate of Amendment dated December 7, 2015 of Amended and Restated Bylaws of the Company

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

32.1 (2)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed by the Registrant with the SEC on December 11, 2015.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	January 29, 2016

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	January 29, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.8 (1)	Certificate of Amendment dated December 7, 2015 of Amended and Restated Bylaws of the Company

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

32.1(2)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

(1)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed by the Registrant with the SEC on December 11, 2015.

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