Form 10-Q
period 2016-04-02
SANMINA CORP
filed 2016-04-29
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016
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
Yes [ ]    No [x]

As of April 25, 2016, there were 73,632,621 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	April 2, 2016	October 3, 2015
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$407,319	$412,253
Accounts receivable, net of allowances of $13.4 million in both periods	998,600	936,952
Inventories	922,704	918,728
Prepaid expenses and other current assets	64,313	55,047
Total current assets	2,392,936	2,322,980
Property, plant and equipment, net	611,799	590,844
Deferred tax assets	476,009	497,605
Other	117,590	81,835
Total assets	$3,598,334	$3,493,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,104,187	$1,035,323
Accrued liabilities	134,670	111,416
Accrued payroll and related benefits	119,964	120,402
Short-term debt, including current portion of long-term debt	136,430	113,416
Total current liabilities	1,495,251	1,380,557
Long-term liabilities:
Long-term debt	437,566	423,949
Other	170,423	168,287
Total long-term liabilities	607,989	592,236
Commitments and contingencies (Note 5)
Stockholders' equity	1,495,094	1,520,471
Total liabilities and stockholders' equity	$3,598,334	$3,493,264

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,611,174	$1,527,530	$3,145,888	$3,198,692
Cost of sales	1,474,462	1,412,267	2,885,538	2,957,083
Gross profit	136,712	115,263	260,350	241,609

Operating expenses:
Selling, general and administrative	63,494	57,023	121,187	116,441
Research and development	9,997	7,559	19,644	15,628
Restructuring costs	1,204	1,740	1,757	4,740
Amortization of intangible assets	918	425	1,610	850
Asset impairments	—	—	1,000	1,954
Gain on sales of long-lived assets	—	(1,136)	—	(1,136)
Total operating expenses	75,613	65,611	145,198	138,477

Operating income	61,099	49,652	115,152	103,132

Interest income	159	265	307	554
Interest expense	(6,353)	(6,197)	(12,231)	(12,634)
Other income (expense), net	489	(365)	271	(1,893)
Interest and other, net	(5,705)	(6,297)	(11,653)	(13,973)

Income before income taxes	55,394	43,355	103,499	89,159
Provision for income taxes	25,033	28,607	46,000	51,755
Net income	$30,361	$14,748	$57,499	$37,404

Net income per share:
Basic	$0.40	$0.18	$0.75	$0.45
Diluted	$0.39	$0.17	$0.72	$0.43

Weighted average shares used in computing per share amounts:
Basic	75,477	82,977	76,605	82,762
Diluted	78,525	86,897	79,740	86,797

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(Unaudited)
	(In thousands)
Net income	$30,361	$14,748	$57,499	$37,404
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	2,797	(4,934)	1,906	(9,794)
Derivative financial instruments:
Change in net unrealized amount	(1,354)	(1,328)	(990)	(2,726)
Amount reclassified into net income	1,457	1,222	1,162	2,663
Defined benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	(483)	870	(108)	1,145
Amortization of actuarial losses and transition costs	442	300	864	636
Total other comprehensive income (loss)	2,859	(3,870)	2,834	(8,076)
Comprehensive income	$33,220	$10,878	$60,333	$29,328

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 2, 2016	March 28, 2015
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$57,499	$37,404
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	53,443	49,531
Stock-based compensation expense	12,537	11,205
Deferred income taxes	21,624	19,538
Other, net	(22)	3,733
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(60,744)	52,580
Inventories	28,833	28,248
Prepaid expenses and other assets	(6,495)	7,642
Accounts payable	79,046	(114,287)
Accrued liabilities	19,588	(32,038)
Cash provided by operating activities	205,309	63,556

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(58,013)	(51,317)
Proceeds from sales of property, plant and equipment	332	6,824
Cash paid for business combinations, net of cash acquired	(58,878)	—
Cash used in investing activities	(116,559)	(44,493)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(966)	(105,250)
Repayments of short-term borrowings	—	(10,221)
Proceeds from revolving credit facility borrowings	1,609,700	1,085,500
Repayments of revolving credit facility borrowings	(1,604,700)	(1,045,500)
Proceeds from termination of interest rate swap	—	3,258
Net proceeds from stock issuances	5,752	16,358
Repurchases of common stock	(103,960)	(22,982)
Cash used in financing activities	(94,174)	(78,837)

Effect of exchange rate changes	490	884
Decrease in cash and cash equivalents	(4,934)	(58,890)
Cash and cash equivalents at beginning of period	412,253	466,607
Cash and cash equivalents at end of period	$407,319	$407,717

Cash paid during the period for:
Interest, net of capitalized interest	$10,028	$9,466
Income taxes, net of refunds	$16,356	$31,207

Non-interest bearing promissory notes issued in conjunction with business combinations (refer to Note 8)	$30,105	$—
See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 3, 2015, included in the Company's 2015 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the second quarter of 2016 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2015 was a 53-week year, with the extra week in the fourth fiscal quarter, and fiscal 2016 will be a 52-week year. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09 "Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting". This standard addresses several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification in the statement of cash flows. The new standard is effective for the Company at the beginning of fiscal 2018, including interim periods within that reporting period, but early adoption is allowed. The Company is currently evaluating the impact of adopting this new accounting standard.

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this new accounting standard.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory (Topic 330)". This ASU requires measurement of inventory at the lower of cost or net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Currently, inventory is generally measured at the lower of cost or market, except for excess and obsolete inventories which are carried at their estimated net realizable values. This new standard is effective for the Company in fiscal 2018, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this new accounting standard.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company, together with other EMS industry participants, continues to closely monitor implementation issues and other guidance published by the standard setters. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

Note 2. Inventories

Components of inventories were as follows:

	As of
	April 2, 2016	October 3, 2015
	(In thousands)
Raw materials	$611,896	$624,514
Work-in-process	115,233	120,131
Finished goods	195,575	174,083
Total	$922,704	$918,728

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of April 2, 2016, the aggregate carrying amount of the Company's long-term debt instruments approximated fair value as estimated based primarily on quoted prices. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and liabilities measured at fair value on a recurring basis are deferred compensation plan assets, foreign exchange contracts, defined benefit plan assets and contingent consideration. Deferred compensation plan assets, foreign exchange contracts and contingent consideration were not material as of April 2, 2016 or October 3, 2015. Defined benefit plan assets are measured at fair value in the fourth quarter of each year.

During the second quarter of 2016, the fair value of the Company's contingent consideration liability decreased by $7.6 million, resulting in a $7.6 million credit to cost of sales on the condensed consolidated statement of income. The change in fair value resulted from a revision to the Company's estimate of future earnout payments, driven primarily by weakened conditions in the oil and gas industry and uncertainties about consolidation activity within that industry on the Company's customers.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of April 2, 2016 or October 3, 2015.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	April 2, 2016	October 3, 2015
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$88,798	$76,465
Number of contracts	42	41
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$356,308	$230,084
Number of contracts	49	46

The Company utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts are accounted for as cash flow hedges and are generally one to two months in duration but, by policy, may be up to twelve months in duration.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were not material for any period presented herein. As of April 2, 2016, AOCI related to foreign currency forward contracts was not material.

The Company also enters into short-term foreign currency forward contracts to hedge foreign currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, net, in the unaudited condensed consolidated statements of income. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

In addition to the short-term contracts discussed above, the Company has a foreign currency forward contract that matures in 2020. The Company entered into this contract in the second quarter of 2016 to hedge a foreign currency exposure associated with a long-term promissory note issued in connection with a business combination.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	April 2, 2016	October 3, 2015
	(In thousands)
Secured debt	$40,000	$40,000
Senior secured notes due 2019 ("Secured Notes")	375,000	375,000
Non-interest bearing promissory notes	25,982	12,365
Total long-term debt	440,982	427,365
Less: Current Portion
Current portion of non-interest bearing promissory notes	3,416	3,416
Long-term debt	$437,566	$423,949

On February 1, 2016, the Company completed an acquisition and financed $15.0 million of the purchase price with the acquiree using a four-year non-interest bearing promissory note. The carrying amount of the note was $13.3 million as of April 2, 2016.

Short-term debt

The Company has a $375 million secured revolving credit facility (the "Cash Flow Revolver") that may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as March 4, 2019 if certain conditions exist. As of April 2, 2016, $115.0 million of borrowings and $27.2 million of letters of credit were outstanding under the Cash Flow Revolver.

On January 5, 2016, the Company completed an acquisition and financed $18.0 million of the purchase price with the acquiree using a non-interest bearing promissory note due May 1, 2016.

As of April 2, 2016, certain foreign subsidiaries of the Company had a total of $74.4 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2017.

Debt covenants

The Company's Cash Flow Revolver requires the Company to comply with certain financial covenants. Additionally, the agreement covering the Company’s $40 million debt collateralized by the Company’s corporate campus (the “Secured Debt”) requires the Company to comply with a financial covenant if certain conditions exist, none of which existed as of April 2, 2016.

The Company's debt agreements contain a number of restrictive covenants, restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions.

The Company was in compliance with these covenants as of April 2, 2016.

Note 5. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of April 2, 2016 and October 3, 2015, the Company had reserves of $43.5 million and $49.2 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and handling of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the generation, recycling, treatment and disposal of hazardous waste. As of April 2, 2016, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires our Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of April 2, 2016, the Company believes it has reserved a sufficient amount to satisfy anticipated future investigation and remediation costs at this site.

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

Other Matters

Two of the Company’s subsidiaries in Brazil are parties to several administrative and judicial proceedings for claims alleging that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2010. These claims seek payment of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries believe they have meritorious positions in these matters and intend to contest the claims, although there can be no assurance that these claims will not have a material adverse effect on the Company’s results of operations in the future.

Refer to Part II, Item 1 for further information regarding these matters.

Other Contingencies

One of the Company's most significant risks is the ultimate realization of accounts receivable and customer inventory liabilities. This risk is partially mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. In the first quarter of 2015, one of the Company’s customers, GT Advanced Technologies ("GTAT"), filed a petition for reorganization under bankruptcy law. As of April 2, 2016 and October 3, 2015, the Company's accounts receivable and inventory exposure of $12.0 million for this customer was fully reserved, including $3.9 million of reserves provided in the first quarter of 2015. GTAT emerged from bankruptcy on March 18, 2016 as a newly reorganized company.

Commitments - Operating Leases

The Company leases certain of its facilities and equipment under non-cancellable operating leases. As of April 2, 2016 and October 3, 2015, the Company had commitments of $84.6 million and $66.1 million, respectively, in connection with these leases.

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

The provision for income taxes for the second quarter of 2016 and 2015 was $25.0 million and $28.6 million, respectively, and $46.0 million and $51.8 million for the six months ended April 2, 2016 and March 28, 2015, respectively. Although pre-tax income was higher for the three and six months ended April 2, 2016, income tax expense was lower for the three and six months ended April 2, 2016 primarily as a result of the resolution of a foreign tax audit and certain adjustments to unrecognized tax benefits in 2015.

In 2014, a foreign tax authority completed its audit of the Company’s 2006 tax return and issued an assessment challenging certain of the Company’s tax positions. Although the Company disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, the Company made a significant payment to the foreign tax authority during the quarter ended March 28, 2015 to resolve all issues related to this audit. This payment increased income tax expense by a net amount of $15.5 million in the second quarter of 2015, which represents the amount by which the amount paid exceeded the Company's reserve for this uncertain tax position. This audit was formally closed in the first quarter of 2016, with no adjustment to the Company's income tax reserves or additional payment required.

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

Note 7. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	April 2, 2016	October 3, 2015
	(In thousands)
Foreign currency translation adjustments	$88,536	$86,630
Unrealized holding losses on derivative financial instruments	(511)	(683)
Unrecognized net actuarial loss and transition cost for benefit plans	(18,620)	(19,376)
Total	$69,405	$66,571

Stock Repurchase Program

During the six months ended April 2, 2016 and March 28, 2015, the Company repurchased 5.3 million and 1.0 million shares of its common stock for $103.4 million and $21.6 million, respectively. As of April 2, 2016, $100.5 million remains available under a stock repurchase program authorized by the Company's Board of Directors in 2015. This authorization has no expiration date.

In addition to the repurchases discussed above, the Company repurchased 20,000 and 53,530 shares of its common stock during the six months ended April 2, 2016 and March 28, 2015, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $0.5 million and $1.4 million, respectively, in conjunction with these repurchases.

Note 8. Acquisitions

FY 2016 Acquisitions

Storage Software Provider

On January 5, 2016, the Company purchased all of the outstanding stock of a privately-held provider of data storage software solutions to Original Equipment Manufacturers and Storage Integrators. The acquisition is expected to enable the Company to extend its storage product offerings from storage hardware to a full storage solution product. Total consideration paid for this acquisition was $36.8 million, consisting of $19.0 million of cash and a non-interest bearing promissory note due in May 1, 2016 with a discounted value of $17.8 million as of the acquisition date. The acquisition will be reported in the Company's CPS operating segment.

The Company is in the process of finalizing the fair values of assets and liabilities acquired. The Company's preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition, as follows:

(In thousands)
Current assets, including cash of $1.3 million	$1,618
Noncurrent assets, including identifiable intangible assets of $7.3 million and goodwill of $30.8 million	38,510
Current liabilities	(3,146)
Noncurrent liabilities	(144)
Total	$36,838

Goodwill is tax deductible and reflects the Company's expectation that the acquisition will enable the Company to broaden its relationships with certain of its existing key customers and leverage the acquisition to develop other software solutions. Goodwill and identifiable assets are recorded in other non-current assets on the condensed consolidated balance sheets. Identifiable intangible assets are being amortized over three to four years.

Malaysian Manufacturing Facility

On February 1, 2016, the Company completed its acquisition of a manufacturing facility, located in Malaysia, and related assets from a customer in the industrial end market. As part of this transaction, the Company also entered into a master supply agreement for the provision of products to such customer. The acquisition augments the Company's current manufacturing footprint and technological capabilities for serving this diverse end-user customer base. Total consideration paid for this acquisition was $53.5 million, consisting of $41.2 million of cash and a four-year non-interest bearing promissory note with a discounted value of $12.3 million as of the acquisition date. This acquisition will be reported in the Company's IMS reportable segment.

The Company is in the process of finalizing the fair values of assets acquired. The Company's preliminary allocation of the purchase price has been allocated based on management's estimate of the acquisition date fair values of assets acquired, as follows:

(In thousands)
Current assets	$31,580
Noncurrent assets	24,122
Noncurrent liabilities	(581)
Total	$55,121

Consideration paid was less than the fair values of assets acquired, resulting in a bargain purchase gain of $1.6 million, which has been recorded in interest and other, net on the condensed consolidated statements of income. The Company reassessed the recognition and measurement of identifiable assets and liabilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate. The bargain purchase gain resulted from the discount attributable to financing a portion of the purchase price with the acquiree using a non-interest bearing promissory note.

These acquisitions did not materially affect the Company's results of operations for the second quarter of 2016.

FY 2015 Acquisition

During the fourth quarter of 2015, the Company purchased all outstanding stock of a privately-held company that designs and manufactures equipment for the oil and gas industry. Consideration for the acquisition consisted of cash of approximately $13.9 million plus up to an additional $23.5 million if certain annual earnings targets are achieved. The fair value of contingent consideration was determined to be $11.0 million as of the acquisition date.

During the second quarter of 2016, the fair value of the Company's contingent consideration liability decreased by $7.6 million, resulting in a $7.6 million credit to cost of sales on the condensed consolidated statement of income. The change in fair value resulted from a revision to the Company's estimate of future earnout payments, driven primarily by weakened conditions in the oil and gas industry and uncertainties about consolidation activity within that industry on the Company's customers.

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

The following table presents revenue and a non-GAAP measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(In thousands)
Gross sales:
IMS	$1,314,504	$1,228,682	$2,553,772	$2,605,516
CPS	343,337	340,948	688,985	693,285
Intersegment revenue	(46,667)	(42,100)	(96,869)	(100,109)
Net sales	$1,611,174	$1,527,530	$3,145,888	$3,198,692

Gross profit:
IMS	$96,841	$81,836	$192,450	$182,743
CPS	35,447	35,378	65,549	66,945
Total	132,288	117,214	257,999	249,688
Unallocated items (1)	4,424	(1,951)	2,351	(8,079)
Total	$136,712	$115,263	$260,350	$241,609

(1) For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items include stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers, acquisition-related items and similar items that either occur infrequently or are of a non-operational nature.

Net sales by geographic segment, determined based on the country in which a product is manufactured, was as follows:

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(In thousands)
Net sales
United States	$260,085	$240,264	$514,464	$480,551
Mexico	445,009	482,477	929,979	1,013,931
China	383,967	362,794	751,226	775,601
Other international	522,113	441,995	950,219	928,609
Total	$1,611,174	$1,527,530	$3,145,888	$3,198,692

Percentage of net sales represented by ten largest customers	53.9%	49.6%	52.2%	49.7%
Number of customers representing 10% or more of net sales	1	—	1	—

Note 10. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(In thousands, except per share data)
Numerator:
Net income	$30,361	$14,748	$57,499	$37,404

Denominator:
Weighted average common shares outstanding	75,477	82,977	76,605	82,762
Effect of dilutive stock options and restricted stock units	3,048	3,920	3,135	4,035
Denominator for diluted earnings per share	78,525	86,897	79,740	86,797

Net income per share:
Basic	$0.40	$0.18	$0.75	$0.45
Diluted	$0.39	$0.17	$0.72	$0.43

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(In thousands)
Potentially dilutive securities:
Employee stock options	1,531	602	1,550	474
Restricted stock units	64	245	4	159
Total	1,595	847	1,554	633

Note 11. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(In thousands)
Stock options	$1,243	$3,035	$2,483	$6,238
Restricted stock units	7,242	2,453	10,054	4,967
Total	$8,485	$5,488	$12,537	$11,205

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(In thousands)
Cost of sales	$1,932	$1,491	$3,337	$3,067
Selling, general and administrative	6,422	3,959	8,988	8,062
Research and development	131	38	212	76
Total	$8,485	$5,488	$12,537	$11,205

During the second quarter of 2016, the Company's stockholders approved the reservation of an additional 1.9 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of April 2, 2016, an aggregate of 13.8 million shares were authorized for future issuance under the Company's stock plans, of which 10.6 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.2 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2015	7,033	13.05	4.94	53,938
Granted	1	23.77
Exercised/Cancelled/Forfeited/Expired	(534)	13.05
Outstanding as of April 2, 2016	6,500	13.05	4.46	60,876
Vested and expected to vest as of April 2, 2016	6,449	12.99	4.43	60,699
Exercisable as of April 2, 2016	5,784	12.35	4.03	57,531

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised such options at the Company's closing stock price on the date indicated.

As of April 2, 2016, unrecognized compensation expense of $4.6 million is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2015	2,979	16.52	1.52	59,843
Granted	1,339	22.46
Vested/Forfeited/Cancelled	(184)	16.13
Outstanding as of April 2, 2016	4,134	18.46	1.65	91,701
Expected to vest as of April 2, 2016	2,529	17.24	1.29	56,083

As of April 2, 2016, unrecognized compensation expense of $24.7 million is expected to be recognized over a weighted average period of 1.34 years. Additionally, as of April 2, 2016, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not considered probable was $28.8 million.

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

Overview

We are a leading independent global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our services primarily to original equipment manufacturers (OEMs) in the following industries: communications networks, storage, industrial, defense, medical, energy and industries that include embedded computing technologies such as point of sales devices, casino gaming and automotive.

In accordance with the accounting rules for segment reporting, our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first half of 2016 and in fiscal 2015. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

All references to years, in this section, refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2015 was a 53-week year, with the extra week occurring in the fourth fiscal quarter and fiscal 2016 will be a 52-week year.

Our strategy is to leverage our comprehensive product and service offerings, advanced technologies and global capabilities to further penetrate diverse end markets that we believe offer significant growth opportunities and have complex products that require higher value-added services. We believe this strategy differentiates us from our competitors and will help drive more sustainable revenue growth and provide opportunities for us to ultimately achieve operating margins that exceed industry standards.

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, further growing and leveraging our CPS business to improve our operating margins continues to be an integral part of our strategy. For example, CPS revenue and gross margin were slightly lower in the first half of 2016 than in the first half of 2015, illustrating the challenges to our strategy. We believe this business is capable of delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. A single customer represented 10% or more of our net sales for the three and six months ended April 2, 2016. No single customer represented 10% or more of our net sales for the three or six months ended March 28, 2015.

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

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(In thousands)
Net sales	$1,611,174	$1,527,530	$3,145,888	$3,198,692
Gross profit	$136,712	$115,263	$260,350	$241,609
Operating income	$61,099	$49,652	$115,152	$103,132
Net income	$30,361	$14,748	$57,499	$37,404

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	April 2, 2016	March 28, 2015	Increase/(Decrease)		April 2, 2016	March 28, 2015	Increase/(Decrease)
Communications Networks	$583,890	$594,199	$(10,309)	(1.7)%	$1,188,655	$1,279,107	$(90,452)	(7.1)%
Industrial, Medical and Defense	681,310	604,084	77,226	12.8%	1,291,114	1,245,916	45,198	3.6%
Embedded Computing and Storage	345,974	329,247	16,727	5.1%	666,119	673,669	(7,550)	(1.1)%
Total	$1,611,174	$1,527,530	$83,644	5.5%	$3,145,888	$3,198,692	$(52,804)	(1.7)%

Net sales increased from $1.53 billion in the second quarter of 2015 to $1.61 billion in the second quarter of 2016, an increase of 5.5%. Net sales decreased slightly from $3.2 billion for the six months ended March 28, 2015, to $3.1 billion for the six months ended April 2, 2016, a decrease of 1.7%. Sales to customers in our industrial, medical and defense market increased in both periods primarily as a result of customer program acquisitions, partially offset by reduced demand from customers in the oil and gas industry as a result of depressed market conditions in this industry. Sales to customers in our communication networks end market decreased in both periods primarily as a result of decreased demand from certain customer programs for wireless communication products. Sales to customers in our embedded computing and storage end market increased 5.1% in the second quarter of 2016 compared to the second quarter of 2015 primarily as a result of increased demand from existing customers, both for established programs and new program wins.

Gross Margin

Gross margin increased to 8.5% for the second quarter of 2016, from 7.5% for the second quarter of 2015. The increase was primarily a result of a $7.6 million reduction of our accrual for contingent consideration in the second quarter of 2016 related to a prior period acquisition and increased sales. The reduction to our accrual resulted from weakened conditions in the oil and gas industry and uncertainties regarding consolidations within the oil and gas industry on certain of our customers. The adjustment for contingent consideration was not allocated to our operating segments. IMS gross margin increased to 7.4% for the second quarter of 2016 from 6.7% for the second quarter of 2015, primarily as a result of improved operational efficiencies and increased sales. CPS gross margin decreased slightly to 10.3% for the second quarter of 2016, from 10.4% for the second quarter of 2015.

Gross margin increased to 8.3% for the six months ended April 2, 2016, from 7.6% for the six months ended March 28, 2015. The increase was primarily attributable to improvement in our IMS segment, a $7.6 million reduction of our accrual for contingent consideration in the second quarter of 2016 as discussed above and a $3.9 million charge associated with a distressed customer in the first quarter of 2015. The adjustment for contingent consideration and distressed customer charges were not allocated to our operating segments. IMS gross margin increased to 7.5% for the six months ended April 2, 2016 from 7.0% for the six months ended March 28, 2015, primarily as a result of improved operational efficiencies. CPS gross margin decreased to 9.5% for the six months ended April 2, 2016, from 9.7% for the six months ended March 28, 2015, primarily as a result of decreased sales in our mechanical systems division, about half of which can be attributed to weakened conditions in the oil and gas industry.

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

Operating Expenses

Operating expenses increased $10.0 million, from $65.6 million, or 4.3% of net sales, in the second quarter of 2015 to $75.6 million, or 4.7% of net sales, in the second quarter of 2016. Operating expenses increased $6.7 million, from $138.5 million, or 4.3% of net sales, for the six months ended March 28, 2015 to $145.2 million, or 4.6% of net sales, for the six months ended April 2, 2016. The increase for both periods was primarily due to higher incentive compensation, including stock compensation expense which increased in both periods as a result of incremental expense for performance-based stock awards that were deemed probable of achievement in the second quarter of 2016, and research and development expenses to support projects in our embedded computing and storage end market.

Interest and Other, Net

Interest and other, net decreased $0.6 million in the second quarter of 2016 compared to the second quarter of 2015 due primarily to a $1.6 million bargain purchase gain related to an acquisition in the second quarter of 2016. Interest and other, net decreased $2.3 million for the six months ended April 2, 2016 compared to the six months ended March 28, 2015 due primarily to the bargain purchase gain mentioned above and a loss on extinguishment of debt of $2.9 million in the six months ended March 28, 2015. The following table presents the significant components of other income (expense), net:

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(In thousands)
Foreign exchange losses	$(346)	$(388)	$(1,175)	$(189)
Loss on extinguishment of debt	—	—	—	(2,913)
Bargain purchase gain	1,642	—	1,642	—
Other income (expense), net	(807)	23	(196)	1,209
Total	$489	$(365)	$271	$(1,893)

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

Liquidity and Capital Resources

	Six Months Ended
	April 2, 2016	March 28, 2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$205,309	$63,556
Investing activities	(116,559)	(44,493)
Financing activities	(94,174)	(78,837)
Effect of exchange rate changes on cash and cash equivalents	490	884
Decrease in cash and cash equivalents	$(4,934)	$(58,890)

Key Working Capital Management Measures

	Six Months Ended
	April 2, 2016	October 3, 2015
Days sales outstanding (1)	54	56
Inventory turns (2)	6.5	6.3
Days inventory on hand (3)	56	58
Accounts payable days (4)	66	69
Cash cycle days (5)	45	45

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

Cash and cash equivalents were $407.3 million at April 2, 2016 and $412.3 million at October 3, 2015. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $0.9 billion as of April 2, 2016 and October 3, 2015.

Net cash provided by operating activities was $205.3 million and $63.6 million for the six months ended April 2, 2016 and March 28, 2015, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes, stock-based compensation expense, etc., and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities.

During the six months ended April 2, 2016, we generated $145.1 million of cash from net income, excluding non-cash items, and $60.2 million of cash from the reduction of our net operating assets. Net operating assets decreased primarily as a result of increased business volume which caused increases of $79.0 million in accounts payable and $60.7 million in accounts receivable. Excluding the effect of acquisitions in the second quarter of 2016, our DSO and DPO remained relatively unchanged from those as of October 3, 2015. Additionally, net operating assets were further reduced by $28.8 million resulting from a decrease in inventories and $19.6 million resulting from an increase in accrued liabilities. Inventory turns increased from 6.3 as of October 3, 2015 to 6.5 as of April 2, 2016 primarily as a result of continuing efforts to reduce inventory levels.

Accrued liabilities increased primarily as a result of receipt of a $20.0 million customer deposit in the second quarter of 2016. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments and purchases, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

Net cash used in investing activities was $116.6 million and $44.5 million for the six months ended April 2, 2016 and March 28, 2015, respectively. During the six months ended April 2, 2016, we paid $58.9 million in connection with business combinations and used $58.0 million of cash for capital expenditures. During the six months ended March 28, 2015, we used $51.3 million of cash for capital expenditures and received proceeds of $6.8 million primarily from the sale of a certain property.

Net cash used in financing activities was $94.2 million and $78.8 million for the six months ended April 2, 2016 and March 28, 2015, respectively. During the six months ended April 2, 2016, we used $104.0 million of cash to repurchase common stock, repaid $1.0 million of long-term debt, received $5.0 million of net proceeds from short-term borrowings and received $5.8 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the six months ended March 28, 2015, we redeemed $100 million of long-term debt for $105.3 million, paid $23.0 million for repurchases of common stock, received $29.8 million of net proceeds from short-term borrowings, received $16.4 million of proceeds from issuances of common stock pursuant to stock option exercises and received $3.3 million from termination of an interest rate swap.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased $103.4 million of our common stock in the open market during the first half of 2016 and, as of April 2, 2016, we had $100.5 million remaining available to repurchase shares of our common stock under programs authorized by the Board of Directors.

Our Cash Flow Revolver requires us to comply with certain financial covenants and our Secured Debt loan agreement contains a financial covenant that is only applicable to us if certain conditions exist, none of which existed as of April 2, 2016. Additionally, our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of April 2, 2016, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of April 2, 2016, we had reserves of $43.5 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

During the second quarter of 2016, we completed two acquisitions for total cash consideration of $90.3 million, of which $60.2 million has been paid. Of the remaining amount, $17.8 million (plus accreted interest) is payable in May 2016 and $12.3 million (plus accreted interest) is payable in 2020.

We completed an acquisition in the fourth quarter of 2015 that could require additional cash payments of $23.5 million if certain annual earnings targets are achieved in the first five years following the date of acquisition.

As of April 2, 2016, we had a liability of $85.5 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of April 2, 2016 included (1) cash and cash equivalents of $407.3 million; (2) our Cash Flow Revolver, under which $232.8 million, net of outstanding letters of credit, was available as of April 2, 2016; (3) foreign short-term borrowing facilities of $74.4 million, all of which was available as of April 2, 2016; and (4) cash generated from operations.

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

As of April 2, 2016, 40% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of April 2, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding long-term debt obligations and our revolving credit facility. As of April 2, 2016, $40 million of our debt bears interest at a floating rate. Additionally, the interest rate we pay for borrowings under our $375 million short-term revolving credit facility is determined at the time of borrowing based on a floating index. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we entered into a four-year contract in the second quarter of 2016 to hedge a nonfunctional currency denominated note payable due in 2020 resulting from an acquisition. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other expense, net, in the unaudited condensed consolidated statements of income. As of April 2, 2016, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $356.3 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor, 2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $88.8 million as of April 2, 2016.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2016, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended October 3, 2015.

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are parties to nine groups of administrative and judicial proceedings in the Federal Revenue Secretariat of Brazil, the Chamber of Appeals of Administrative Court of Brazil, and the Lower Federal Court. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Secretariat of Brazil. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. The claims seek payment by the subsidiaries of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries have made counterclaims against the Federal Revenue Secretariat seeking recovery of certain income taxes and social fund contributions which it believes it overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in the cases against the subsidiaries between March 2007 and April 2014, all of which were appealed between April 2007 and May 2014. During the first quarter of 2014 and the first and fourth quarter of fiscal 2015, the administrative agencies ruled on several of the subsidiaries' appeals, finding in favor of the subsidiaries in some cases and against them in others. The subsidiaries continue to appeal the remaining adverse determinations in these further administrative proceedings. The subsidiaries believe they have meritorious positions in these remaining matters and intend to continue to contest the claims against them, although there can be no assurance that these claims will not have a material adverse effect on our results of operations in the future.

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of the Environment and Climate Change (the “MOECC”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. In July 2013, our subsidiary submitted a conceptual remedial action plan to the MOECC with respect to the site outlining proposed investigation and remediation activities. The conceptual remedial action plan contemplated that our subsidiary would undertake a risk-based approach to further investigation and remediation at the site. In July 2015, the MOECC formally confirmed that a risk based approach to further investigation and remediation at the site would be acceptable to the MOECC. The subsidiary expects to continue to refine its risk-based approach during the next 12 months and will continue to perform monitoring and remedial actions at the site, as contemplated by the conceptual remedial action plan and in consultation with the MOECC. Although we believe our conceptual remedial action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase remediation and associated costs, perhaps significantly.

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

Some companies in the industries for which we provide products have previously experienced significant financial difficulty, with a few of the participants filing for bankruptcy. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. For example, on October 6, 2014, one of our customers, GT Advanced Technologies, filed a petition for reorganization under bankruptcy law. We determined that certain inventory and accounts receivable balances may not be recoverable and have provided reserves for such inventories and accounts receivable in the amount of $12.0 million relating to this customer. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws.

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

We may be unable to generate sufficient liquidity to expand our operations, which may reduce the business our customers and vendors are able to do with us; we could experience losses if one or more financial institutions holding our cash or other financial counterparties were to fail.

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

Additionally, a majority of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our United States operations, we may incur significant taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the United States Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, defense and aerospace, and oil and gas manufacturing services because defects in these types of products can result in death or significant injury to end users of these products or environmental harm. Even when our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves. Additionally, insolvency of our customers may result in us being held ultimately liable for our customers’ design defects, which could significantly reduce our net income.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, organizing, whistle-blowing, classification of employees, privacy and severance payments. Enforcement activity relating to these laws can increase as a result of increased governmental scrutiny, media attention due to violations by other companies, changes in law, political and other factors. Allegations that we have violated such laws in the future could lead to fines from or settlements with federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that we infringe on their intellectual property rights. If successful, such claims could force us or our customers to stop producing products that use the challenged intellectual property, to pay damages and obtain a license to the relevant technology or redesign those products or services so as not to use the infringed technology, which could be quite costly.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and stockholder activism. As a result, the number of rules and regulations applicable to us may increase, which could also increase our legal and financial compliance costs and the amount of time management must devote to compliance activities. Increasing regulatory burdens could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers in light of an increase in actual or perceived workload and liability for serving in such positions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. This authorization has no expiration date. The table below sets forth information regarding our repurchases of our common stock under this authorization during the second quarter of 2016.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
January 3, 2016 through January 30, 2016	1,385,821	$18.18	1,385,821	$150,012,579
Month #2
January 31, 2016 through February 27, 2016	2,380,695	$19.17	2,380,695	$104,365,724
Month #3
February 28, 2016 through April 2, 2016	186,532	$20.78	186,532	$100,490,110
Total	3,953,048	$18.90	3,953,048

(1) All months shown are our fiscal months.

(2) Amounts do not include commissions payable on shares repurchased.

Our Cash Flow Revolver requires us to comply with certain financial covenants and our Secured Debt loan agreement contains a financial covenant that is only applicable to us if certain conditions exist, none of which existed as of April 2, 2016. Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of April 2, 2016.

Item 6. Exhibits

Exhibit Number	Description

10.13 (1)	2009 Incentive Plan, as amended on March 7, 2016

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2016

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2016

EXHIBIT INDEX

Exhibit Number	Description

10.13 (1)	2009 Incentive Plan, as amended on March 7, 2016

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