Form 10-Q
period 2016-07-02
SANMINA CORP
filed 2016-07-29
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016
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
Yes [ ]    No [x]

As of July 25, 2016, there were 73,905,570 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 2, 2016	October 3, 2015
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$409,620	$412,253
Accounts receivable, net of allowances of $13,867 and $13,439 as of July 2, 2016 and October 3, 2015, respectively	999,838	936,952
Inventories	913,110	918,728
Prepaid expenses and other current assets	58,388	55,047
Total current assets	2,380,956	2,322,980
Property, plant and equipment, net	616,243	590,844
Deferred tax assets	465,189	497,605
Other	115,998	81,835
Total assets	$3,578,386	$3,493,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,111,445	$1,035,323
Accrued liabilities	136,276	111,416
Accrued payroll and related benefits	116,794	120,402
Short-term debt, including current portion of long-term debt	83,416	113,416
Total current liabilities	1,447,931	1,380,557
Long-term liabilities:
Long-term debt	434,129	423,949
Other	165,709	168,287
Total long-term liabilities	599,838	592,236
Commitments and contingencies (Note 5)
Stockholders' equity	1,530,617	1,520,471
Total liabilities and stockholders' equity	$3,578,386	$3,493,264

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,669,474	$1,539,271	$4,815,362	$4,737,963
Cost of sales	1,542,813	1,418,709	4,428,351	4,375,792
Gross profit	126,661	120,562	387,011	362,171

Operating expenses:
Selling, general and administrative	61,982	59,736	183,169	176,177
Research and development	9,444	8,339	29,088	23,967
Restructuring costs	(266)	7,711	1,491	12,451
Amortization of intangible assets	918	314	2,528	1,164
Asset impairments	—	—	1,000	1,954
Gain on sales of long-lived assets	—	(2,821)	—	(3,957)
Total operating expenses	72,078	73,279	217,276	211,756

Operating income	54,583	47,283	169,735	150,415

Interest income	177	273	484	827
Interest expense	(6,410)	(6,017)	(18,641)	(18,651)
Other income (expense), net	1,138	(1,248)	1,409	(3,141)
Interest and other, net	(5,095)	(6,992)	(16,748)	(20,965)

Income before income taxes	49,488	40,291	152,987	129,450
Provision for income taxes	19,954	15,816	65,954	67,571
Net income	$29,534	$24,475	$87,033	$61,879

Net income per share:
Basic	$0.40	$0.30	$1.15	$0.75
Diluted	$0.38	$0.29	$1.10	$0.72

Weighted average shares used in computing per share amounts:
Basic	73,620	81,700	75,609	82,357
Diluted	76,992	85,493	78,872	86,308

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(Unaudited)
	(In thousands)
Net income	$29,534	$24,475	$87,033	$61,879
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	1,545	421	3,451	(9,373)
Derivative financial instruments:
Change in net unrealized amount	(1,294)	(400)	(2,284)	(3,126)
Amount reclassified into net income	1,386	245	2,548	2,908
Defined benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	(88)	(409)	(196)	736
Amortization of actuarial losses and transition costs	458	241	1,322	877
Total other comprehensive income (loss)	2,007	98	4,841	(7,978)
Comprehensive income	$31,541	$24,573	$91,874	$53,901

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 2, 2016	June 27, 2015
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$87,033	$61,879
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	82,228	74,189
Stock-based compensation expense	17,959	15,478
Deferred income taxes	32,322	24,976
Other, net	353	2,880
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(61,786)	40,159
Inventories	38,470	12,958
Prepaid expenses and other assets	285	9,017
Accounts payable	78,757	(52,966)
Accrued liabilities	11,161	(12,340)
Cash provided by operating activities	286,782	176,230

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(84,475)	(76,239)
Proceeds from sales of property, plant and equipment	4,188	15,062
Cash paid for business combinations, net of cash acquired	(58,878)	—
Cash used in investing activities	(139,165)	(61,177)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(4,382)	(108,666)
Repayments of short-term borrowings (1)	(18,014)	(10,221)
Debt issuance costs	—	(1,766)
Proceeds from revolving credit facility borrowings	2,402,050	1,817,700
Repayments of revolving credit facility borrowings	(2,432,050)	(1,812,700)
Proceeds from termination of interest rate swap	—	3,258
Net proceeds from stock issuances	14,873	17,708
Repurchases of common stock	(114,440)	(70,777)
Cash used in financing activities	(151,963)	(165,464)

Effect of exchange rate changes	1,713	275
Decrease in cash and cash equivalents	(2,633)	(50,136)
Cash and cash equivalents at beginning of period	412,253	466,607
Cash and cash equivalents at end of period	$409,620	$416,471

Cash paid during the period for:
Interest, net of capitalized interest	$20,267	$18,179
Income taxes, net of refunds	$20,860	$39,964

Acquisition-date fair value of non-interest bearing promissory notes issued in conjunction with business combinations (see Note 8)	$30,105	$—
(1) 2016 amount represents repayment of a promissory note issued in conjunction with a business combination in the second quarter of 2016. The note was repaid in the third quarter of 2016.

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

Results of operations for the third quarter of 2016 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue stream, whereby revenue will be recognized "over time" as opposed to at a "point in time" upon physical delivery. The Company believes the transition to the new standard could have a material impact to the Company's consolidated financial statements upon initial adoption. The Company has not yet selected a transition method and continues to closely monitor implementation issues and other guidance published by the standard setters.

Note 2. Inventories

Components of inventories were as follows:

	As of
	July 2, 2016	October 3, 2015
	(In thousands)
Raw materials	$637,818	$624,514
Work-in-process	118,618	120,131
Finished goods	156,674	174,083
Total	$913,110	$918,728

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents, accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of July 2, 2016, the aggregate carrying amount of the Company's long-term debt instruments approximated fair value as estimated based primarily on quoted prices. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and liabilities measured at fair value on a recurring basis are deferred compensation plan assets, foreign exchange contracts, defined benefit plan assets and contingent consideration. Deferred compensation plan assets, foreign exchange contracts and contingent consideration were not material as of July 2, 2016 or October 3, 2015. Defined benefit plan assets are measured at fair value in the fourth quarter of each year.

During the second quarter of 2016, the fair value of the Company's contingent consideration liability decreased by $7.6 million, resulting in a credit to cost of sales on the condensed consolidated statement of income. The change in fair value resulted from a revision to the Company's estimate of future earnout payments relating to an acquisition, driven primarily by weakened conditions in the oil and gas industry.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of July 2, 2016 or October 3, 2015.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	July 2, 2016	October 3, 2015
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$86,895	$76,465
Number of contracts	44	41
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$327,372	$230,084
Number of contracts	49	46

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were not material for any period presented herein. As of July 2, 2016, AOCI related to foreign currency forward contracts was not material.

The Company also enters into short-term foreign currency forward contracts to hedge foreign currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months; however, the Company currently has a foreign currency forward contract that was entered into in the second quarter of 2016 to hedge foreign currency exposure associated with a long-term promissory note that matures in 2020. These contracts are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, net, in the unaudited condensed consolidated statements of income. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	July 2, 2016	October 3, 2015
	(In thousands)
Secured debt	$40,000	$40,000
Senior secured notes due 2019	375,000	375,000
Non-interest bearing promissory notes	22,545	12,365
Total long-term debt	437,545	427,365
Less: Current Portion
Current portion of non-interest bearing promissory notes	3,416	3,416
Long-term debt	$434,129	$423,949

Non-interest bearing notes payable

On January 5, 2016, the Company completed an acquisition and financed $18.0 million of the purchase price with the acquiree using a non-interest bearing promissory note due May 1, 2016. The promissory note was repaid upon maturity.

On February 1, 2016, the Company completed an acquisition and financed $15.0 million of the purchase price with the acquiree using a four-year non-interest bearing promissory note with a discounted value of $12.3 million as of the acquisition date (see Note 8).

Short-term debt

The Company has a $375 million secured revolving credit facility (the "Cash Flow Revolver") that may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as March 4, 2019 if certain conditions exist. As of July 2, 2016, $80.0 million of borrowings and $17.3 million of letters of credit were outstanding under the Cash Flow Revolver.

As of July 2, 2016, certain foreign subsidiaries of the Company had a total of $74.3 million of short-term borrowing facilities, under which no borrowings were outstanding. Most of these facilities expire at various dates through the third quarter of 2017.

Debt covenants

The Company's Cash Flow Revolver requires the Company to comply with certain financial covenants. Additionally, the agreement governing the Company’s $40 million debt collateralized by the Company’s corporate campus (the “Secured Debt”) requires the Company to comply with a financial covenant if certain conditions exist, none of which existed as of July 2, 2016.

The Company's debt agreements contain a number of restrictive covenants, restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions.

The Company was in compliance with these covenants as of July 2, 2016.

Note 5. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of July 2, 2016 and October 3, 2015, the Company had reserves of $44.4 million and $49.2 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and handling of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the generation, recycling, treatment and disposal of hazardous waste. As of July 2, 2016, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires our Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of July 2, 2016, the Company believes it has reserved a sufficient amount to satisfy anticipated future investigation and remediation costs at this site.

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

Other Matters

Two of the Company’s subsidiaries in Brazil are parties to several administrative and judicial proceedings for claims alleging that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. These claims seek payment of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries believe they have meritorious positions in these matters and intend to continue to contest the claims, although there can be no assurance that these claims will not have a material adverse effect on the Company’s results of operations in the future.

Other Contingencies

One of the Company's most significant risks is the ultimate realization of accounts receivable and customer inventory exposures. This risk is partially mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. In the first quarter of 2015, one of the Company’s customers, GT Advanced Technologies ("GTAT"), filed a petition for reorganization under bankruptcy law. GTAT emerged from bankruptcy on March 18, 2016 as a newly reorganized company. As of July 2, 2016 and October 3, 2015, the Company's accounts receivable and inventory exposure of $12.0 million for this customer was fully reserved, including $3.9 million of reserves provided in the first quarter of 2015.

Commitments - Operating Leases

The Company leases certain of its facilities and equipment under non-cancellable operating leases. As of July 2, 2016 and October 3, 2015, the Company had commitments of $87.3 million and $66.1 million, respectively, in connection with these leases.

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

The provision for income taxes for the third quarter of 2016 and 2015 was $20.0 million (40.3% of income before taxes) and $15.8 million (39.3% of income before taxes), respectively, and $66.0 million (43.1% of income before taxes) and $67.6 million (52.2% of income before taxes) for the nine months ended July 2, 2016 and June 27, 2015, respectively. Although pre-tax income was higher for the nine months ended July 2, 2016, income tax expense was lower for that period primarily as a result of an unfavorable resolution of a foreign tax audit during the second quarter of 2015 as discussed below.

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

In each of the past four years, the Company has released a portion of its valuation allowance attributable to certain deferred tax assets in the U.S. and foreign jurisdictions. These releases have ranged from $21.5 million to $287.4 million. As of October 3, 2015, the Company had a valuation allowance of $282.7 million. To the extent the Company continues to consistently earn, as well as reliably project, income in the appropriate jurisdictions, it is reasonably possible that the valuation allowance will be further reduced at such time when such positive evidence can be substantiated. Continued strong and predictable earnings may be sufficient to warrant an additional release of the valuation allowance in 2016, although such positive evidence would need to be weighed against any negative evidence existing at that time. However, there can be no assurance that any additional portion of the valuation allowance will be released.

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

Note 7. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	July 2, 2016	October 3, 2015
	(In thousands)
Foreign currency translation adjustments	$90,081	$86,630
Unrealized holding losses on derivative financial instruments	(419)	(683)
Unrecognized net actuarial loss and transition cost for benefit plans	(18,250)	(19,376)
Total	$71,412	$66,571

Stock Repurchase Program

During the nine months ended July 2, 2016 and June 27, 2015, the Company repurchased 5.7 million and 3.2 million shares of its common stock for $113.4 million and $69.4 million, respectively. As of July 2, 2016, $90.6 million remains available under a stock repurchase program authorized by the Company's Board of Directors in 2015. This authorization has no expiration date.

In addition to the repurchases discussed above, the Company repurchased 46,000 and 55,377 shares of its common stock during the nine months ended July 2, 2016 and June 27, 2015, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $1.0 million and $1.4 million, respectively, in conjunction with these repurchases.

Note 8. Acquisitions

Fiscal 2016 Acquisitions

Storage Software Provider

On January 5, 2016, the Company purchased all of the outstanding stock of a privately-held provider of data storage software solutions to Original Equipment Manufacturers and Storage Integrators. The acquisition is expected to enable the Company to extend its storage product offerings from storage hardware to a full storage solution product. Total consideration paid for this acquisition was $36.8 million, consisting of $19.0 million of cash and a non-interest bearing promissory note due May 1, 2016 with a discounted value of $17.8 million as of the acquisition date. The promissory note was repaid on the due date. The acquisition will be reported as part of the Company's CPS operating segments.

The Company's allocation of the purchase price was based on management's estimate of the acquisition-date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, as follows:

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

Malaysian Manufacturing Facility

On February 1, 2016, the Company completed its acquisition of a manufacturing facility and related assets from a customer in the industrial end market. As part of this transaction, the Company also entered into a master supply agreement for the provision of products to such customer. The acquisition augments the Company's current manufacturing footprint and technological capabilities for serving this diverse end-user customer base. Total consideration paid for this acquisition was $53.5 million, consisting of $41.2 million of cash and a four-year non-interest bearing promissory note with a discounted value of $12.3 million as of the acquisition date. This acquisition will be reported in the Company's IMS reportable segment.

The Company's allocation of the purchase price was based on management's estimate of the acquisition-date fair values of assets acquired and liabilities assumed, as follows:

(In thousands)
Current assets	$31,580
Noncurrent assets	24,122
Noncurrent liabilities	(581)
Total	$55,121

Consideration paid was less than the fair values of assets acquired, resulting in a bargain purchase gain of $1.6 million, which was recorded in interest and other, net on the condensed consolidated statements of income in the second quarter of 2016. The Company reassessed the recognition and measurement of identifiable assets and liabilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate. The bargain purchase gain resulted from the discount attributable to financing a portion of the purchase price with the acquiree using a non-interest bearing promissory note.

Fiscal 2016 Acquisitions - Aggregate

For the two acquisitions completed in 2016, total consideration paid was $90.3 million, consisting of $60.2 million of cash and non-interest bearing promissory notes with a discounted value of $30.1 million as of the acquisition date. This non-

cash portion of consideration paid will be disclosed as a supplemental cash flow item on the condensed consolidated cash flow statement until the period in which it occurred is no longer presented. The amount presented is fixed at the acquisition date value, regardless of future changes resulting from accretion of interest or repayments.

These acquisitions did not materially affect the Company's results of operations for the three or nine months ended July 2, 2016.

Fiscal 2015 Acquisition

During the fourth quarter of 2015, the Company purchased all outstanding stock of a privately-held company that designs and manufactures equipment for the oil and gas industry. Consideration for the acquisition consisted of cash of $13.9 million plus up to an additional $23.5 million if certain annual earnings targets are achieved. The fair value of contingent consideration was determined to be $11.0 million as of the acquisition date.

During the second quarter of 2016, the fair value of the Company's contingent consideration liability decreased by $7.6 million, resulting in a credit to cost of sales on the condensed consolidated statement of income. The change in fair value resulted from a revision to the Company's estimate of future earnout payments, driven primarily by weakened conditions in the oil and gas industry.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Gross sales:
IMS	$1,372,551	$1,245,748	$3,926,323	$3,851,264
CPS	341,812	339,150	1,030,797	1,032,435
Intersegment revenue	(44,889)	(45,627)	(141,758)	(145,736)
Net sales	$1,669,474	$1,539,271	$4,815,362	$4,737,963

Gross profit:
IMS	$99,467	$90,764	$291,917	$273,507
CPS	29,938	32,670	95,487	99,615
Total	129,405	123,434	387,404	373,122
Unallocated items (1)	(2,744)	(2,872)	(393)	(10,951)
Total	$126,661	$120,562	$387,011	$362,171

(1)
For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Net sales
United States	$262,195	$252,441	$776,659	$732,992
Mexico	461,189	467,133	1,391,168	1,481,064
China	358,023	361,004	1,109,249	1,136,605
Other international	588,067	458,693	1,538,286	1,387,302
Total	$1,669,474	$1,539,271	$4,815,362	$4,737,963

Percentage of net sales represented by ten largest customers	52.8%	47.7%	52.4%	49.0%
Number of customers representing 10% or more of net sales	2	—	1	—

Note 10. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands, except per share data)
Numerator:
Net income	$29,534	$24,475	$87,033	$61,879

Denominator:
Weighted average common shares outstanding	73,620	81,700	75,609	82,357
Effect of dilutive stock options and restricted stock units	3,372	3,793	3,263	3,951
Denominator for diluted earnings per share	76,992	85,493	78,872	86,308

Net income per share:
Basic	$0.40	$0.30	$1.15	$0.75
Diluted	$0.38	$0.29	$1.10	$0.72

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Potentially dilutive securities:
Employee stock options	369	622	710	504
Restricted stock units	103	9	34	11
Total	472	631	744	515

Note 11. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Stock options	$790	$1,689	$3,273	$7,927
Restricted stock units, including performance based awards	4,632	2,584	14,686	7,551
Total	$5,422	$4,273	$17,959	$15,478

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Cost of sales	$1,542	$1,412	$4,879	$4,479
Selling, general and administrative	3,669	2,810	12,657	10,872
Research and development	211	51	423	127
Total	$5,422	$4,273	$17,959	$15,478

During the second quarter of 2016, the Company's stockholders approved the reservation of an additional 1.9 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of July 2, 2016, an aggregate of 12.7 million shares were authorized for future issuance under the Company's stock plans, of which 9.9 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 2.8 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2015	7,033	13.05	4.94	53,938
Granted	1	23.77
Exercised/Cancelled/Forfeited/Expired	(1,279)	13.93
Outstanding as of July 2, 2016	5,755	12.85	4.33	82,219
Vested and expected to vest as of July 2, 2016	5,717	12.80	4.31	81,983
Exercisable as of July 2, 2016	5,205	12.08	3.96	78,375

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised such options at the Company's closing stock price on the date indicated.

As of July 2, 2016, unrecognized compensation expense of $3.8 million is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2015	2,979	16.52	1.52	59,843
Granted	1,619	22.99
Vested/Forfeited/Cancelled	(503)	13.75
Outstanding as of July 2, 2016	4,095	19.42	1.56	111,151
Expected to vest as of July 2, 2016	2,490	18.64	1.26	67,591

As of July 2, 2016, unrecognized compensation expense of $27.2 million is expected to be recognized over a weighted average period of 1.3 years. Additionally, as of July 2, 2016, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $28.4 million.

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

Overview

We are a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our services primarily to original equipment manufacturers (OEMs) in the following industries: communications networks, storage, industrial, defense, medical, energy and industries that include embedded computing technologies such as point of sales devices, casino gaming and automotive.

In accordance with the accounting rules for segment reporting, our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first nine months of fiscal 2016 and 2015. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

All references to years in this section refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2015 was a 53-week year, with the extra week occurring in the fourth fiscal quarter and fiscal 2016 will be a 52-week year.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Additionally, further growing and leveraging our CPS business to improve our operating margins continues to be an integral part of our strategy. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues, particularly in our CPS business, has been challenging. For example, CPS revenue for the nine months ended July 2, 2016 was basically flat compared to the same period in 2015, illustrating the challenges to our strategy. We believe this business is capable of delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. Two customers represented 10% or more of our net sales for the three months ended July 2, 2016 and one customer represented 10% or more of our net sales for nine months ended July 2, 2016. No single customer represented 10% or more of our net sales for the three and nine months ended June 27, 2015.

We have typically generated about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations in regions such as Asia, Latin America and Eastern Europe.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover manufacturing services for a range of products in addition to other services. Under these agreements, a customer typically agrees to purchase specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products which can have the effect of reducing revenue and profitability.

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

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Net sales	$1,669,474	$1,539,271	$4,815,362	$4,737,963
Gross profit	$126,661	$120,562	$387,011	$362,171
Operating income	$54,583	$47,283	$169,735	$150,415
Net income	$29,534	$24,475	$87,033	$61,879

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	July 2, 2016	June 27, 2015	Increase/(Decrease)		July 2, 2016	June 27, 2015	Increase/(Decrease)
Communications Networks	$607,982	$577,016	$30,966	5.4%	$1,796,637	$1,856,123	$(59,486)	(3.2)%
Industrial, Medical and Defense	726,391	623,603	102,788	16.5%	2,017,505	1,869,519	147,986	7.9%
Embedded Computing and Storage	335,101	338,652	(3,551)	(1.0)%	1,001,220	1,012,321	(11,101)	(1.1)%
Total	$1,669,474	$1,539,271	$130,203	8.5%	$4,815,362	$4,737,963	$77,399	1.6%

Net sales increased from $1.54 billion in the third quarter of 2015 to $1.67 billion in the third quarter of 2016, an increase of 8.5%. Sales to customers in our communication networks end market increased primarily as a result of increased demand for optical products. Sales to customers in our industrial, medical and defense market increased primarily as a result of customer program acquisitions, partially offset by reduced demand from customers in the oil and gas industry as a result of depressed market conditions in this industry.

Net sales increased from $4.7 billion for the nine months ended June 27, 2015, to $4.8 billion for the nine months ended July 2, 2016, an increase of 1.6%. Sales to customers in our communication networks end market decreased primarily as a result of reduced demand from certain customer programs for wireless communication products. Sales to customers in our industrial, medical and defense market increased primarily as a result of customer program acquisitions, partially offset by reduced demand from customers in the oil and gas industry as a result of depressed market conditions in this industry.

Gross Margin

Gross margin decreased to 7.6% for the third quarter of 2016, from 7.8% for the third quarter of 2015. The decrease was primarily attributable to an unfavorable business mix in our IMS segment which caused IMS margins to decrease slightly to 7.2% for the third quarter of 2016 from 7.3% for the third quarter of 2015 and the effect of further weakening in the oil and gas industry which caused CPS margins to decrease to 8.8% for the third quarter of 2016 from 9.6% for the third quarter of 2015.

Gross margin increased to 8.0% for the nine months ended July 2, 2016, from 7.6% for the nine months ended June 27, 2015. The increase was primarily attributable to improved operational efficiencies in our IMS segment, a $7.6 million reduction of our accrual for contingent consideration in the second quarter of 2016 and a $4.9 million charge associated with distressed customers in 2015. The adjustment for contingent consideration and distressed customer charges were not allocated to our operating segments. IMS gross margin increased to 7.4% for the nine months ended July 2, 2016 from 7.1% for the nine months ended June 27, 2015, primarily as a result of improved operational efficiencies. CPS gross margin decreased to 9.3% for the nine months ended July 2, 2016, from 9.6% for the nine months ended June 27, 2015, primarily as a result of depressed market conditions in the oil and gas industry.

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

Operating Expenses

Operating expenses decreased $1.2 million, from $73.3 million, or 4.8% of net sales, in the third quarter of 2015 to $72.1 million, or 4.3% of net sales, in the third quarter of 2016. Operating expenses increased $5.5 million, from $211.8 million, or 4.5% of net sales, for the nine months ended June 27, 2015 to $217.3 million, or 4.5% of net sales, for the nine months ended July 2, 2016. The increase for the nine months ended July 2, 2016 was primarily due to higher incentive compensation, including stock compensation expense which increased as a result of incremental expense for performance-based stock awards that were deemed probable of achievement in the second quarter of 2016, higher research and development expenses to support projects in our embedded computing and storage end market, and lower gains on asset sales in 2016, partially offset by a $6.0 million restructuring charge in 2015 for environmental remediation costs.

Interest and Other, Net

Interest and other, net decreased $1.9 million in the third quarter of 2016 compared to the third quarter of 2015 due primarily to a gain on deferred compensation plan assets in 2016 versus a loss in 2015. Interest and other, net decreased $4.2 million for the nine months ended July 2, 2016 compared to the nine months ended June 27, 2015 due primarily to a $1.6 million bargain purchase gain related to an acquisition in the second quarter of 2016 and a loss on extinguishment of debt of $3.8 million in the nine months ended June 27, 2015. The following table presents the significant components of other income (expense), net:

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(In thousands)
Foreign exchange losses	$(211)	$(105)	$(1,386)	$(294)
Loss on extinguishment of debt	—	(847)	—	(3,760)
Bargain purchase gain	—	—	1,642	—
Other income (expense), net	1,349	(296)	1,153	913
Total	$1,138	$(1,248)	$1,409	$(3,141)

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

On May 20, 2015, we replaced our $300 million asset-backed revolving credit facility ("ABL") with a $375 million secured revolving credit facility ("Cash Flow Revolver"). We incurred $1.8 million of debt issuance costs in connection with this transaction, of which, $1.0 million of unamortized debt issuance costs related to the ABL were carried forward and $0.8 million of such costs were expensed.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2016 and 2015 was $20.0 million (40.3% of income before taxes) and $15.8 million (39.3% of income before taxes), respectively, and $66.0 million (43.1% of income before taxes) and $67.6 million (52.2% of income before taxes) for the nine months ended July 2, 2016 and June 27, 2015, respectively. Although pre-tax income was higher for the nine months ended July 2, 2016, income tax expense was lower for that period primarily as a result of an unfavorable resolution of a foreign tax audit during the second quarter of 2015.

Liquidity and Capital Resources

	Nine Months Ended
	July 2, 2016	June 27, 2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$286,782	$176,230
Investing activities	(139,165)	(61,177)
Financing activities	(151,963)	(165,464)
Effect of exchange rate changes on cash and cash equivalents	1,713	275
Decrease in cash and cash equivalents	$(2,633)	$(50,136)

Key Working Capital Management Measures

	Nine Months Ended
	July 2, 2016	October 3, 2015
Days sales outstanding (1)	54	56
Inventory turns (2)	6.7	6.3
Days inventory on hand (3)	54	58
Accounts payable days (4)	66	69
Cash cycle days (5)	42	45

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

Cash and cash equivalents were $409.6 million at July 2, 2016 and $412.3 million at October 3, 2015. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $0.9 billion as of July 2, 2016 and October 3, 2015.

Net cash provided by operating activities was $286.8 million and $176.2 million for the nine months ended July 2, 2016 and June 27, 2015, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended July 2, 2016, we generated $219.9 million of cash from net income, excluding non-cash items, and $66.9 million of cash from the reduction of our net operating assets. Net operating assets decreased primarily as a result of increased business volume which caused accounts payable to increase $78.8 million, accounts receivable to increase $61.8 million, and inventory to decrease $38.5 million. DPO decreased from 69 days as of October 3, 2015 to 66 days as of

July 2, 2016 due primarily to an unfavorable shift in linearity of material receipts. DSO decreased from 56 days as of October 3, 2015 to 54 days as of July 2, 2016 primarily due to a favorable change in customer mix. Inventory turns increased from 6.3 as of October 3, 2015 to 6.7 as of July 2, 2016 primarily as a result of continuing efforts to reduce inventory levels relative to sales volume.

Net cash used in investing activities was $139.2 million and $61.2 million for the nine months ended July 2, 2016 and June 27, 2015, respectively. During the nine months ended July 2, 2016, we paid $58.9 million in connection with business combinations, used $84.5 million of cash for capital expenditures and received proceeds of $4.2 million primarily from the sale of a certain property. During the nine months ended June 27, 2015, we used $76.2 million of cash for capital expenditures and received proceeds of $15.1 million primarily from the sale of certain properties.

Net cash used in financing activities was $152.0 million and $165.5 million for the nine months ended July 2, 2016 and June 27, 2015, respectively. During the nine months ended July 2, 2016, we used $114.4 million of cash to repurchase common stock (including $1.0 million for repurchases related to employee tax withholdings on vested restricted stock units), used $48.0 million of cash for net repayments of short-term borrowings, repaid $4.4 million of long-term debt, and received $14.9 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the nine months ended June 27, 2015, we redeemed $100 million of long-term debt for $108.7 million, paid $70.8 million for repurchases of common stock (including $1.4 million for repurchases related to employee tax withholdings on vested restricted stock units), used $5.2 million of cash for net repayments of short-term borrowings, received $17.7 million of proceeds from issuances of common stock pursuant to stock option exercises and received $3.3 million from termination of an interest rate swap.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased $113.4 million of our common stock in the open market during the first nine months of 2016 and, as of July 2, 2016, we had $90.6 million remaining available to repurchase shares of our common stock under programs authorized by the Board of Directors.

Our Cash Flow Revolver requires us to comply with certain financial covenants and our Secured Debt loan agreement contains a financial covenant that is only applicable to us if certain conditions exist, none of which existed as of July 2, 2016. Additionally, our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of July 2, 2016, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of July 2, 2016, we had reserves of $44.4 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

During the second quarter of 2016, we completed two acquisitions for total cash consideration of $90.3 million, of which $78.0 million has been paid and $12.3 million (plus accreted interest) is payable in 2020.

In connection with a previously completed acquisition, we could be required to make additional cash payments of up to $18.0 million if certain annual earnings targets are achieved in the next four years.

As of July 2, 2016, we had a liability of $84.7 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of July 2, 2016 consisted of (1) cash and cash equivalents of $409.6 million; (2) our Cash Flow Revolver, under which $277.7 million, net of outstanding letters of credit, was available as of July 2, 2016; (3) foreign short-term borrowing facilities of $74.3 million, all of which was available as of July 2, 2016 (an aggregate of $50.5 million of such facilities expire at various dates through the third quarter of 2017); and (4) cash generated from operations.

In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $21 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amounts that may actually be raised or the exact timing of any such receipts.

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

As of July 2, 2016, 37% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of July 2, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding long-term debt obligations and our revolving credit facility. As of July 2, 2016, $40 million of our debt bears interest at a floating rate. Additionally, the interest rate we pay for borrowings under our $375 million short-term revolving credit facility is determined at the time of borrowing based on a floating index. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we entered into a four-year contract in the second quarter of 2016 to hedge a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other expense, net, in the unaudited condensed consolidated statements of income. As of July 2, 2016, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $327.4 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor, 2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $86.9 million as of July 2, 2016.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2016, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended October 3, 2015 and Part II, Item 1 of Sanmina’s Quarterly Reports on Form 10-Q for the quarters ended January 2, 2016 and April 2, 2016.

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

Competition is based on a number of factors, including end markets served, price and quality. We may not be able to offer prices as low as some of our competitors for any number of reasons, including the willingness of competitors to provide EMS services at prices we are unable or unwilling to offer. There can be no assurance that we will win new business or not lose existing business due to competitive factors, which could decrease our sales and net income. In addition, due to the extremely price sensitive nature of our industry, business that we do win or maintain may have lower margins than our historical or target margins. As a result, competition may cause our gross and operating margins to fall.

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

Because we manufacture and sell a substantial portion of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Japanese yen, Chinese Renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, we may experience a reduction of our net income.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop producing products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others' intellectual property rights, there is no guaranty that these customers will have the financial wherewithal to stand behind such indemnities should the need arise, nor is there any guaranty that any such indemnity could be fully enforced.

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

Government regulations, concerning responsible sourcing, such as the Dodd-Frank Act disclosure requirements relating to conflict minerals, are increasing. Such regulations could decrease the availability and increase the prices of components used in our customers' products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now.

We may be unable to generate sufficient liquidity to expand our operations, which may reduce the business our customers and vendors are able to do with us; we could experience losses if one or more financial institutions holding our cash or other financial counterparties were to fail.

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of our outstanding indebtedness, stock repurchase activity and availability under our revolving credit facility. In the event we need additional or desire additional capital to expand our business, make acquisitions, repay additional debt or repurchase stock, there can be no assurance that such additional capital will be available on acceptable terms or at all. A failure to maintain adequate liquidity could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. Our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, provide disclosure of those assets and liabilities as of the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. This authorization has no expiration date. The table below sets forth information regarding our repurchases of our common stock under this authorization during the third quarter of 2016.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
April 3, 2016 through April 30, 2016	—	$—	—	$100,490,110
Month #2
May 1, 2016 through May 28, 2016	409,900	$24.16	409,900	$90,587,747
Month #3
May 29, 2016 through July 2, 2016	—	$—	—	$90,587,747
Total	409,900	$24.16	409,900

(1)	All months shown are our fiscal months.

(2)	Amounts do not include commissions payable on shares repurchased.

Our Cash Flow Revolver requires us to comply with certain financial covenants and our Secured Debt loan agreement contains a financial covenant that is only applicable to us if certain conditions exist, none of which existed as of July 2, 2016. Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. We were in compliance with these covenants as of July 2, 2016.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2016

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2016

EXHIBIT INDEX

Exhibit Number	Description

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