Form 10-K
period 2016-10-01
SANMINA CORP
filed 2016-11-18
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,764,224,258 as of April 2, 2016, based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on April 1, 2016.

As of November 14, 2016, the number of shares outstanding of the registrant's common stock was 73,420,998.

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

We operate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)
Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment. This segment generated approximately 80% of our total revenue in 2016.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding). Products include memory, radio frequency (RF), optical and microelectronic solutions from our Viking Technology division, defense and aerospace products from SCI Technology, storage solutions from our Newisys division and cloud-based manufacturing execution system from our newly-formed division, 42Q. Services include design, engineering, logistics and repair services. CPS generated approximately 20% of our total revenue in 2016.

We have manufacturing facilities in 23 countries on six continents. We locate our facilities near our customers and their end markets in major centers for the electronics industry or in lower cost locations. Many of our operations located near our customers and their end markets are focused primarily on new product introduction, lower-volume, higher-complexity component and subsystem manufacturing and assembly, and final system assembly and test. Our operations located in lower cost areas engage primarily in higher-volume, less-complex component and subsystem manufacturing and assembly.

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

Industry Overview

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to an OEM's use of EMS companies to manufacture their products, rather than using internal manufacturing resources. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for design services, core technology development and additional, more complex manufacturing services. Today, EMS companies manufacture and test complete systems and manage their customers' entire supply chains. Industry-leading EMS companies offer end-to-end services including product design and engineering, manufacturing, final system assembly and test, direct-order-fulfillment and logistics services, after-market product service and support, and global supply chain management.

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

Promoting New Product Introduction (NPI) and Joint Design Manufacturing (JDM) Solutions. As a result of customer feedback, and our customers' desire to manage research and development expenses, we offer product design services to develop systems and components jointly with our customers. Our NPI services include quick-turn prototyping, supply chain readiness, functional test development and release-to-volume production. In a JDM model, our customers bring market knowledge and product requirements and we bring complete design engineering and NPI services. Our design engineering offerings include product architecture development, detailed design, simulation, test and validation, system integration, regulatory and qualification services.

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

Pursuing Strategic Transactions. We seek to undertake strategic transactions that give us the opportunity to access new customers' products, manufacturing solutions, repair service capabilities, intellectual property, technologies and geographic markets. In addition, we plan to continue to pursue OEM divestiture transactions that will augment existing strategic customer relationships or build new relationships with customers in attractive end markets. In an OEM divestiture transaction, we purchase manufacturing assets from a customer and enter into a long-term supply agreement with such customer to provide products previously manufactured by them. Potential future transactions may include a variety of different business arrangements, including acquisitions, asset purchases, spin-offs, strategic partnerships, restructurings and divestitures.

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

Our Competitive Strengths

We believe our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

End-to-End Solutions. We provide solutions throughout the world to support our customers' products during their entire life cycle, from product design and engineering, through manufacturing, to direct order fulfillment, logistics and after-market product service and support. Our end-to-end solutions are among the most comprehensive in the industry because we focus on adding value before and after the actual manufacturing of our customers' products. These solutions also enable us to 1) provide our customers with a single source of supply for their design, supply chain and manufacturing needs, 2) reduce the time required to bring products to market, 3) lower product costs and 4) allow our customers to focus on those activities they expect to add the highest value to their business. We believe our end-to-end solutions allow us to develop closer relationships with our customers and more effectively compete for their future business.

Product Design and Engineering Resources. We provide product design and engineering services for new product designs, cost reductions and Design-for-Manufacturability/Assembly/Test (DFx) reviews. Our engineers work with our customers during the complete product life cycle. Our design and NPI centers provide turnkey system design services including: electrical, mechanical, thermal, software, layout, simulation, test development, design verification, validation, regulatory compliance and testing services. We design high-speed digital, analog, radio frequency, mixed-signal, wired, wireless, optical and electro-mechanical modules and systems.

Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing (CDM) and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for global environmental compliance regulations such as the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE). We focus on industry segments that include communications networks, embedded computing technology, storage, industrial, defense and aerospace, medical, and energy. System solutions for these industry segments are supported by our vertically integrated component technologies, namely printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, plastics, memory modules, and optical, RF and microelectronics modules.

In these engagement models, our customers bring market knowledge and product requirements. We provide complete design engineering and new product introductions (NPI) services. For JDM products, typically the intellectual property is jointly owned by us and the customer and we perform manufacturing and logistics services. For CDM projects, customers pay for all services and own the intellectual property.

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions including high-technology components, new product introduction and test development services. These solutions are provided in every major region worldwide, with design and prototyping close to our customer’s product development centers. Our customers benefit significantly from our experience in these areas, including product cost reduction, minimization of assets deployed for manufacturing, accelerated time-to-market and a simplified supply chain. Key system components we manufacture include high-technology printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, precision machined components, optical and RF modules and memory modules. These components and sub-assemblies are integrated into a final product or system, configured and tested to our customer’s or the end-customer’s specifications and delivered to the final point of use, with Sanmina managing the entire supply chain. By manufacturing system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the supply chain of our customers' products.

Customers also benefit from our combined design, technology and manufacturing experience with specific products and markets. For example, in communications networks, we have over 30 years of experience in developing high-speed printed circuit boards ("PCBs") and backplanes. Examples of products for which our experience and vertically integrated model provide competitive advantage include wireless base stations, network switches, routers and gateways, optical switches, servers and storage appliances, set-top boxes, avionics and satellite systems, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in semiconductor manufacturing processes, including equipment for photolithography, chemical mechanical polishing, vapor deposition and robotics for wafer transfer. For these and many other products, customers can gain competitive advantage with our manufacturing technology, while reducing the capital requirements associated with manufacturing and global supply chain management.

Advanced Component Technologies. We provide advanced component technologies which we believe allow us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards, backplanes, enclosures, precision machining and plastic components. For example, we produce some of the most advanced printed circuit boards and backplanes in the world, with up to 70 layers and process capabilities including a range of low signal loss, high performance materials, buried capacitance and thin-film resistors, high-density interconnects and micro via technology. We also manufacture high-density flex and rigid-flex printed circuit boards with up to 32 layers and 8 transition layers in support of defense and aerospace markets and high-end medical electronics.

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

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of manufacturing facilities in 23 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services. Our repair partners are located in an additional 23 countries.

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

We purchase large quantities of electronic components and other materials from a wide range of suppliers. Our primary supply chain goal is to consolidate our global spend to create the synergy and leverage to drive our supply base for better cost competitiveness, more favorable terms and leading-edge supply chain solutions. As a result, we often receive more favorable terms and supply chain solutions from suppliers, which generally enables us to provide our customers with greater total cost reductions than they could obtain themselves. Our strong supplier relationships often enable us to obtain electronic components and other materials that are in short supply and provide us the necessary support to optimize the use of our inventories.

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

Customer-Focused Organization. We believe customer relationships are critical to our success and we are focused on providing a high level of customer service. Our key customer accounts are managed by dedicated account teams including a global account manager directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy our customers' requirements and have direct access to our senior management to quickly address customer opportunities and needs. Local customer account teams further support the global teams.

Expertise in Serving Diverse End Markets. We have experience in serving our customers in the communications networks, embedded computing, storage, industrial, defense and aerospace, medical, and energy markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, medical, automotive, energy and defense and aerospace.

 Our Products and Solutions

We offer our OEM customers a diverse set of products and solutions with a focus on wireless, wireline and optical communications and network infrastructure equipment, such as switches, routers and base stations, computing and storage systems, defense and commercial avionics and communications, medical imaging, diagnostic and patient monitoring systems, point-of-sale, gaming systems, semiconductor tools for metrology, lithography, dry and wet processing, industrial products including large format printers and automated teller machines, energy and clean technology products such as solar and wind products, oil and gas applications, LED lighting, smart meters and battery systems. These products may require us to use some or all of our end-to-end solutions including design, component technologies and logistics and repair services.

Integrated Manufacturing Solutions includes:

Printed Circuit Board Assembly and Test. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors and memory modules, to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology (SMT) and pin-through-hole assembly (PTH). SMT is an automated assembly system that places and solders components to the printed circuit board. In PTH, components are inserted into holes punched in the circuit board. Another method is press-fit-technology, in which components are pressed into holes on the printed circuit board. We use SMT, PTH, press-fit and other attachment technologies that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies that all components are properly inserted and attached, and that electrical circuits are complete. We perform functional tests to confirm the board or assembly operates in accordance with its final design and manufacturing specifications. We either design and procure test fixtures and develop our own test software, or we use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subjected.

Final System Assembly and Test. We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. Products for which we currently provide final system assembly and test include wireless base stations, wireline communications switches, optical networking products, high-end servers, industrial and automotive products, LED lighting fixtures, diagnostic medical equipment, point of sale devices, set-top boxes and storage. We often integrate Sanmina-manufactured printed circuit board assemblies with enclosures, cables and memory modules. Our final assembly activities may also involve integrating components and modules that others manufacture. The complex, finished products we produce typically require extensive test protocols. We offer both functional and environmental test services. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help assure our customers that their products will function as designed.

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

Components, Products and Services includes:

Product Design and Engineering. Our design and engineering groups provide customers with comprehensive services from initial product design and detailed product development to prototyping and validation, production launch and end-of-life support for a wide range of products covering all our market segments. These groups complement our vertically integrated manufacturing capabilities by providing component level design services for printed circuit boards, backplanes and a variety of electro-mechanical systems. Our offerings in design engineering include product architecture, detailed development, simulation, test and validation, integration and regulatory and qualification services, and our NPI services include quick-turn prototypes, functional test development and release-to-volume production. We also offer post-manufacturing and end-of-life support including repair and sustaining engineering support through our Global Services division. We can also complement our customer's design team with our unique skills and services which can be used to develop custom, high-performance products that are manufacturable and cost optimized to meet product and market requirements. Such engineering services can help in improving a customer’s time-to-market and cost-to-market objectives.

Printed Circuit Boards. We have the ability to produce multilayer printed circuit boards on a global basis with high layer counts and fine line circuitry. We have also developed several proprietary technologies and processes which improve electrical performance, connection densities and reliability of printed circuit boards. Our ability to support NPI and quick-turn fabrication followed by manufacturing in both North America and Asia allows our customers to accelerate their time-to-market as well as their time-to-volume. Standardized processes and procedures make transitioning of products easier for our customers. Our technology roadmaps provide leading-edge capabilities and high yielding processes. Our engineering teams are available on a worldwide basis to support designers in Design for Manufacturability (DFM) analysis and assemblers with field applications support.

Printed circuit boards are made of fiberglass/resin-laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic devices. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit traces and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 70 layers and circuit trace widths as narrow as two mils (50 micron) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow us to fabricate some of the largest form factor and highest speed (frequencies in excess of 25 gigahertz or GHz) backplanes available in the industry.

Backplanes and Backplane Assemblies. Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products, such as internet routers. Backplanes provide interconnections for printed circuit board assemblies, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press-fitting high density connectors into plated through-holes in the bare backplane. In addition, many of the newer, advanced technology backplanes require SMT attachment of passive discrete components as well as high-pin count ball grid array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and “know-how” which enable backplanes to run at data rates in excess of 25 Gbps. We currently have capabilities to manufacture backplanes with greater than 60 layers in sizes up to 26x40 and 22x52 inches and up to 0.425 inches in thickness, using a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes. We are one of a limited number of manufacturers with these capabilities.

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

We also offer a suite of world-class precision machining services in the U.S., Mexico, Israel and China. We use advanced numerically controlled machines enabling the manufacture of components to very tight tolerances and the assembly of these components in clean environments. Capabilities include complex medium and large format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we do lapping, plating, anodizing, electrical discharge machining (EDM), heat-treating, cleaning, laser inspection, painting and packaging. We have dedicated facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality. This includes fully automated “lights-out” machinery that continues production in the absence of human operators. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial, medical and AS9100-certified aerospace markets.

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

Viking Technology Optical and Memory Solutions. Viking is our high-end engineering and technology division that focuses on memory, RF, optical and microelectronics solutions for the OEM. Viking's mission and philosophy is to deliver leading-edge technology solutions that help optimize the value and performance of its customers’ applications.

RF, Optical and Microelectronics. Optical and radio frequency (RF) components are key building blocks of many systems. Viking produces both passive and active components as well as modules that are built from a combination of industry standard and/or custom components, interconnected using microelectronic and micro-optic technologies to achieve a unique function.

Based on its microelectronic design and manufacturing technologies, Viking provides RF and optical components, modules and systems for customers in the communications, networking, medical, industrial, military and aerospace markets. Viking’s experience in RF and optical communication and networking products spans long-haul/ultra-long-haul and metro regions for transport/transmission, as well as access and switching applications, including last-mile solutions. Viking is currently supplying product to the 10G, 40G and 100G optical communication marketplace based on our optical and RF technologies. In the medical market, Viking develops and manufactures products such as blood analyzers and food contamination analyzers utilizing latest optical technologies, as well as specialized optical spectrometers and optically-based cosmetic products. Viking’s service offerings are designed to deliver end-to-end solutions with special focus on product design and industrialization, optical and RF components, module and blade manufacturing, as well as system integration and test.

Memory Solutions. Viking supplies leading edge Non-Volatile DIMMs (NVDIMM), Solid State Drives (SSD) and DRAM solutions.

With a range of products that spans both SSD and DRAM technologies, Viking provides storage solutions ranging from high-performance computing SSDs tailored for the enterprise market to small form factor flash and DRAM modules optimized for industrial, telecommunications, and military markets. To continue its leadership in the memory space, Viking Technology is investing in several advanced technologies such as NVDIMM and new storage class memory. These investments will enable Viking to support the large and growing server market with products that optimize performance, capacity, and persistence in enhancing its customer’s applications. In addition, Viking will continue to focus on the enterprise and embedded markets with a further emphasis on medical, military and automotive applications.

Viking's comprehensive product offerings include Enterprise Class & Industrial Grade SSDs available across a wide portfolio of standard and OEM customized form-factors (2.5”, 1.8” SlimSATA, mSATA, M.2, PCIe/NVMe SSDs, SATADIMM™, DFC and eUSB). Viking also supports the broadest range of DDR4, DDR3, DDR2, DDR and SDRAM modules; from High-Density to Small-Form Factor with Error Checking and Correction (ECC Memory). In addition to the broad DRAM offering, Viking also specializes in DRAM and Flash chip stacking, allowing for higher density Modules and drives ordinarily unachievable through normal chip manufacturing.

Viking’s custom build capabilities, extended temperature ranges, locked BOM support, test, manufacturing and logistics, creates a unique combination of value adds. These capabilities should enable Viking to further differentiate itself amongst an industry that is becoming increasingly competitive.

Newisys. Newisys designs and manufactures both standard and custom storage and server products, including high performance SSD arrays, high performance HDD (Hard Disk Drive) arrays, cold storage, and cloud solutions including software to manage and provision storage across multiple fabrics. Some products are customized for streaming video applications. Newisys provides complete rack scale solutions to customers.

SCI Technology Inc. (SCI) - Defense and Aerospace. SCI has been providing engineering services, products, manufacturing, test, and depot and repair solutions to the global defense and aerospace industry for more than 55 years. SCI offers advanced products for aircraft systems and tactical communications. SCI also provides products for nuclear and radiation detection and monitoring, as well as fiber optics capabilities for use in a variety of applications.

SCI's customers include U.S. government agencies, U.S. allies and major defense and aerospace prime contractors. SCI also has the infrastructure and facility security clearance to support the stringent certifications, regulations, processes and procedures required by these customers.

42Q. 42Q provides an innovative, world-class cloud-based manufacturing execution system (MES) that is scalable, flexible, secure and easy to implement. Our solution provides customers advantages in efficiencies and costs relative to legacy systems and offers traceability and genealogy, multi-plant visibility, compliance management and on-demand work instructions.

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

Focusing on highly complex and mission-critical products and processes, we support the logistics and repair needs of customers in the communications, defense, embedded computing and medical markets worldwide. Through our operational infrastructure of manufacturing facilities in 23 countries and repair partners in an additional 23 countries, we provide a wide range of services including direct-order-fulfillment, configure-to-order, supplier, inventory and warranty management, reverse logistics, repair, asset recovery, sustaining engineering, test development and end-of-life management to embrace the most unique needs of our customers.

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

Industrial/Medical/Defense

Industrial. We utilize our end-to-end component, engineering and complex assembly services to support the industrial market. We support a wide range of segments including transportation, power management, industrial control, instrumentation and test equipment, inspection and public safety equipment, capital equipment, and self service solutions. We have significant experience in manufacturing high precision components that are utilized in highly complex systems such as vacuum chambers, photolithography tools, etch tools, wafer handling systems, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing machines. We have specialized and dedicated facilities for the assembly of large / complex electro-mechanical, thermal and liquid-management equipment for applications including ATMs, beverage dispensing, cash-counting and management systems, electro-mechanical patient transfer tables, industrial printers and semiconductor capital equipment.

We also manufacture sub-assemblies for machine-control units, such as high-speed machining tools, liquid management equipment and complex hydraulic-electro-mechanical systems, for applications such as industrial-grade printing and liquid dispensing.

We are committed to serving companies leading the energy and clean technology revolution in the oil and gas, solar, wind, battery systems, LED lighting fixtures, including indoor, outdoor, industrial-grade and construction lighting products, as well as smart infrastructure industries. We leverage traditional EMS for clean technology customers in areas related to power electronics, control and distribution, smart meters and full-system integration. Beyond traditional EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all clean technology segments. Our design and manufacturing operations are strategically located in close proximity to clean technology business hubs.

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

We also provide services to the automotive industry in which we manufacture sensors, controllers, engine control units, radios, heating ventilation and air-conditioning (HVAC) control heads and blower modules, a wide array of LED (Light Emitting Diode) interior and exterior light assemblies, audio/video entertainment systems, as well as cables for entertainment solutions. We also provide design support, product and process qualification, manufacturing, supply chain management, supplier quality assurance and end-of-life services. Substantially all of our automotive facilities are ISO/TS 16949 certified and produce printed circuit boards, printed circuit board assemblies, cable assemblies and higher level electronic assemblies.

 Customers

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. In 2016, Nokia represented more than 10% of our net sales (inclusive of Alcatel-Lucent, which Nokia acquired in 2016). No single customer represented more than 10% of our net sales in 2015 or 2014.

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

Seasonality

With the continued diversification of our customer base, we generally have not experienced significant seasonality in our business in recent years.

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

We develop relationships with our customers and market our vertically integrated manufacturing solutions through our direct sales force and marketing and sales staff. Our sales resources are directed at multiple management and staff levels within target accounts. Our direct sales personnel work closely with the customers' engineering and technical personnel to better understand their requirements. Our marketing and sales staff supports our business strategy of providing end-to-end solutions by encouraging cross-selling of vertically integrated manufacturing solutions and component manufacturing across a broad range of major OEM products. To achieve this objective, our marketing and sales staff works closely with our various manufacturing and design and engineering groups and engages in marketing and sales activities targeted at key customer opportunities.

Each of our key customer accounts is managed by a dedicated account team including a global account manager directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams.

Business Segment Data and our Foreign Operations

We have one reportable segment - Integrated Manufacturing Solutions (IMS). Financial information for segments can be found in Note 13 to our consolidated financial statements. Information concerning revenues, results of operations, assets and revenues by geographic area is set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13, “Business Segment, Geographic and Customer Information”, to our consolidated financial statements. Risks attendant to our foreign operations can be found in Item 1A. “Risk Factors”.

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

Additionally, the electronics assembly process can generate lead dust. Upon vacating a facility, we are responsible for remediating lead dust from the interior of the manufacturing facility. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to remove the residues. To date, lead dust remediation costs have not been material to our results of operations. We also monitor for airborne concentrations of lead in our buildings and are unaware of any significant lead concentrations in excess of the applicable OSHA or other local standards.

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

In connection with certain acquisitions, we have incurred liabilities associated with environmental contamination. These include ongoing investigation and remediation activities at a number of current and former sites, including those located in Owego, New York; Derry, New Hampshire; and Brockville, Ontario. In addition, we have been named in a lawsuit alleging operations at our current and former facilities in Orange County, California contributed to groundwater contamination and also have ongoing investigation and remediation activities at other sites in Orange County, California. There are some sites, including our acquired facility in Gunzenhausen, Germany, that are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnification to us for the related liability. However, in certain situations, third-party indemnities may not be effective to reduce our liability for environmental contamination.

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

Employees

As of October 1, 2016, we had approximately 45,397 employees, including approximately 10,439 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, position and age of our current executive officers and their ages as of October 1, 2016.

Name	Age	Position
Jure Sola	65	Chairman of the Board and Chief Executive Officer
Robert Eulau	54	Executive Vice President and Chief Financial Officer
Dennis Young	65	Executive Vice President of Worldwide Sales and Marketing
Alan Reid	53	Executive Vice President of Global Human Resources

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

We realize a substantial portion of our revenues from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of reducing our revenue and net income, perhaps substantially. Revenue from our multimedia business, which is driven primarily by sales of set-top boxes, could decline as more content is delivered over the internet or through alternative methods and not through set-top boxes, particularly in the U.S. or Europe. In addition, in the case of our defense business, United States budget actions could cause a reduction or delay in orders placed by the government or defense contractors for products manufactured by SCI, our defense and aerospace division. Since such products carry higher margins than many of our other products and services, such a decrease could disproportionately reduce our gross margin and profitability. There can be no assurance that we will not experience declines in demand in these or other end markets in the future.

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

We operate in countries that have experienced labor unrest, political instability and strife, including Brazil, China, India, Indonesia, Israel, Malaysia and Thailand and we have experienced work stoppages and similar disruptions in these foreign jurisdictions. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

Certain of our foreign manufacturing facilities are leased from third parties. To the extent we are unable to renew the leases covering such facilities as they expire on reasonable terms, or are forced to move our operations at those facilities to other locations as a result of a failure to agree upon renewal terms, production for our customers may be interrupted, we could incur significant start-up costs at new facilities and our lease expense may increase, potentially significantly.

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

The electronics manufacturing services (EMS) industry is highly competitive and the industry has experienced a surplus of manufacturing capacity. Our competitors include major global EMS providers such as Benchmark Electronics, Inc., Celestica, Inc., Flex, Jabil Circuit, Inc., and Plexus Corp., as well as other companies that have a regional product, service or industry-specific focus. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

Sales to our ten largest customers have historically represented approximately half of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales for the foreseeable future. The loss of, or a significant reduction in sales or pricing to our largest customers, could substantially reduce our revenue and margins.

Our strategy to pursue higher margin business depends in part on the success of our Components, Products and Services (CPS) business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies, mechanical systems, memory, defense and aerospace and computing products and design, engineering, logistics and repair services. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which could have an overall adverse and potentially disproportionate effect on our revenues and profitability.

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

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although a customer is generally liable for raw materials we procure on their behalf, finished goods and work-in-process at the time of cancellation, the customer may fail to honor this commitment or we may be unable or, for other business reasons, choose not to enforce our contractual rights. As a result, cancellations, reductions or delays of orders by customers could increase our inventory levels, lead to write-offs of inventory that we are not able to resell to the customer, reduce our sales and net income, delay or eliminate recovery of our expenditures for inventory purchased in preparation for customer orders and lower our asset utilization, all of which could result in lower gross margins and lower net income.

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

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Japanese yen, Chinese Renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, we may experience a reduction of our net income.

Cyberattacks and other disruptions of our IT network and systems could interrupt our operations, lead to loss of our customer data and intellectual property and subject us to damages.

We rely on internal and third party information technology networks and systems for worldwide financial reporting, inventory management, procurement, invoicing and email communications, among other functions. Despite our business continuity planning, including redundant data sites and network availability, our systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of network security measures that we believe to be reasonable, our systems and those of third parties on which we rely may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing and business email compromise efforts. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal information, including intellectual property, relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures we choose to implement will be sufficient to protect the data we manage. If we or our vendors are unable to prevent such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers against us relating to loss of their information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in government programs.

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

Variability in our operating results may also lead to variability in cash generated by operations, which can adversely affect our ability to make capital expenditures, engage in strategic transactions, repurchase stock and utilize our borrowing facilities.

Unanticipated changes in our tax rates or exposure to additional tax liabilities could increase our taxes and decrease our net income; our projections of future taxable income driving the release of our valuation allowance could prove to be incorrect, which could cause a charge to earnings.

We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, our cash management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities and other factors. Recent international initiatives will require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could increase our taxes payable and decrease our net income.

During 2016, we released $96.2 million of our valuation allowance attributable to certain U.S. and foreign deferred tax assets. We based this determination on our assessment of our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis, considering all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income and recent financial results. To the extent our projections prove to be incorrect or tax audits significantly reduce our net operating loss carryforwards, we could be required to impair our deferred tax assets or record additional valuation allowances, which would in turn cause a charge to net income.

We may not have sufficient insurance coverage for potential claims and losses, which could leave us responsible for certain costs and damages.

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with our business, including failure to comply with typical customer warranties for workmanship, product liability, intellectual property infringement, product recall claims and environmental contamination. In addition, our policies generally have deductibles and/or limits that reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income could be reduced. Additionally, if one or more counterparties to our insurance coverage were to fail, we would bear the entire amount of an otherwise insured loss.

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

Our components are manufactured using a number of commodities, including petroleum, gold, copper and other metals that are subject to frequent and unpredictable changes in price due to worldwide demand, investor interest and economic conditions. We do not hedge against the risk of these fluctuations, but rather attempt to adjust our product pricing to reflect such changes. Should significant increases in commodities prices occur and should we not be able to increase our product prices enough to offset these increased costs, our gross margins and profitability could decrease, perhaps significantly. In addition, we, along with our suppliers and customers, rely on various energy sources in our manufacturing and transportation activities. There has been significant volatility in the prices of energy during the recent past and such volatility is likely to continue in the future. Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions. Such initiatives could lead to an increase in the price of energy. A sustained increase in energy prices for any reason could increase our raw material, components, operations and transportation costs. We may not be able to increase our product prices enough to offset these increased costs, in which case our profitability would be reduced.

We rely on a variety of common carriers to transport our raw materials and components from our suppliers to us, and to transport our products to our customers. The use of common carriers is subject to a number of risks, including increased costs due to rising energy prices and labor, vehicle and insurance costs, and hijacking and theft resulting in losses of shipments, delivery delays resulting from labor disturbances and strikes and other factors beyond our control. Although we attempt to mitigate our liability for any losses resulting from these risks through contracts with our customers, suppliers and insurance carriers, any costs or losses that cannot be mitigated could reduce our profitability, require us to manufacture replacement product or damage our relationships with our customers.

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

We may be unable to generate sufficient liquidity to expand our operations, which may reduce the business our customers and vendors are able to do with us; we could experience losses if one or more financial institutions holding our cash or other financial counterparties were to fail; repatriation of foreign cash could increase our taxes.

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of our outstanding indebtedness, stock repurchase activity and availability under our revolving credit facility. In the event we need additional or desire additional capital to expand our business, make acquisitions or repurchase stock, there can be no assurance that such additional capital will be available on acceptable terms or at all. A failure to maintain adequate liquidity could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

A principal source of our liquidity is our cash and cash equivalents, which are held with various financial institutions. Although we distribute such funds among a number of financial institutions that we believe to be of high quality, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost. Similarly, if one or more counterparties to our foreign currency hedging instruments were to fail, we could suffer losses and our hedging of risk could become less effective.

Additionally, a majority of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our United States operations, we may incur significant U.S. or foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

We may not be successful in implementing and integrating strategic transactions or in divesting assets or businesses, which could harm our operating results; goodwill and other assets, if impaired, could lead to a non-cash charge to earnings.

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs and improve our profits, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including, integrating acquired operations, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention, maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable relationships, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable.

In addition, we may be required to record goodwill and other intangible assets in connection with our acquisitions. We evaluate, at least on an annual basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of our goodwill and other intangible assets may no longer be recoverable. Should we determine in the future that our goodwill or other intangible assets have become impaired, an impairment charge to earnings would become necessary, which could be significant.

Our credit agreements contain covenants which may adversely impact our business; the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

Our revolving credit facility contains financial covenants with which we must continue to comply and our Secured Debt agreement covering our corporate headquarters contains a financial covenant not currently applicable to us. In addition, our debt agreements include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our revolving credit facility would not be allowed, any of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, organizing, whistle-blowing, classification of employees, privacy and severance payments. Enforcement activity relating to these laws can increase as a result of increased governmental scrutiny, media attention due to violations by other companies, changes in law, political and other factors. Allegations that we have violated such laws could lead to fines from or settlements with federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.

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

These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to revenue recognition rules have been enacted and will be effective for us in fiscal 2019. We could incur significant costs to implement these new rules, including costs to modify our IT systems. In addition, new accounting standards relating to revenue and lease accounting have recently been finalized and will require adoption in the next few years. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the continued convergence of U.S. GAAP and International Financial Reporting Standards ("IFRS") creates uncertainty as to the financial accounting policies and practices we will need to adopt in the future.

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner.

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

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, competitors or other events affecting companies in the electronics industry, currency fluctuations, general market fluctuations and macroeconomic conditions, any of which may cause the market price of our common stock to fluctuate.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Facilities. Our customers market numerous products throughout the world and therefore need to access manufacturing services on a global basis. We maintain extensive operations in lower cost locations including Latin America, Eastern Europe, China, India and Southeast Asia. To enhance our integrated manufacturing solutions offerings, we seek to locate our facilities either near our customers or their end markets in major centers for the electronics industry or, when appropriate, in lower cost locations. Many of our plants located near customers or their end markets are focused primarily on new product introduction and final system assembly and test, and plants located in lower cost areas are engaged primarily in higher volume, less complex component and subsystem manufacturing and assembly.

We continually evaluate our global manufacturing operations and adjust our facilities and operations to keep our manufacturing capacity in line with demand and our manufacturing strategy and to provide cost efficient services to our customers. Through this process, we have closed certain facilities not required to satisfy current demand levels.

As of October 1, 2016, the approximate square footage of our active manufacturing facilities by country was as follows:

Approximate Square Footage
Argentina	1,335
Australia	42,334
Brazil	277,206
Canada	136,237
China	3,217,665
Columbia	2,721
Czech Republic	70,870
England	11,174
Finland	179,263
Germany	386,382
Hungary	592,388
India	353,443
Indonesia	66,079
Ireland	110,000
Israel	182,292
Malaysia	501,843
Mexico	2,515,888
Singapore	489,315
South Africa	7,083
Scotland	30,000
Sweden	102,526
Thailand	326,293
United States	2,966,237
Total	12,568,574

As of October 1, 2016, our active manufacturing facilities consist of 9,125,906 square feet in facilities that we own, with the remaining 3,442,668 square feet in leased facilities with lease terms expiring between 2017 and 2042.

In addition to the above, we have 180,634 square feet of non-manufacturing space that we are currently using and 467,006 square feet of space in inactive facilities, of which 141,943 square feet is in domestic locations and 325,063 square feet is in international locations. Additionally, 374,105 square feet of space in our inactive facilities is leased to third parties. We are currently undertaking an aggressive program to sell owned properties that are no longer expected to serve our future needs. These properties are being offered for sale at an aggregate list price of approximately $20 million. We regularly evaluate our expected future facilities requirements and we believe our existing facilities are adequate to meet our requirements for the next 12 months.

Certifications and Registrations. Certifications and registrations under industry standards are important to our business because many customers rely on them to confirm our adherence to manufacturing process and quality standards. Certain markets, such as telecommunications, medical, defense, aerospace, automotive and oil and gas, require adherence to industry-specific standards. Substantially all of our manufacturing facilities are registered under ISO 9001:2008, a standard published by the International Organization for Standardization. As part of the ISO 9001:2008 certification process, we have a highly developed quality management system and continually improve its effectiveness in accordance with its requirements. We use this registration to demonstrate our ability to consistently provide product that meets customer and applicable regulatory requirements and enhance customer satisfaction through its effective application. ISO 9001:2008 registration is of particular importance to our customers throughout the world.

In addition to ISO 9001:2008, most of our facilities are TL 9000 R5.5/5.0 registered. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also compliant with the standards set by Underwriters Laboratories (UL). These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

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

Item 3.   Legal Proceedings

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are parties to nine groups of administrative and judicial proceedings in the Federal Revenue Secretariat of Brazil, the Chamber of Appeals of Administrative Court of Brazil, and the Lower Federal Court. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Secretariat of Brazil. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. The claims seek payment by the subsidiaries of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries have made counterclaims against the Federal Revenue Secretariat seeking recovery of certain income taxes and social fund contributions which it believes it overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in the cases against the subsidiaries between March 2007 and April 2014, all of which were appealed between April 2007 and May 2014. During the second quarter of fiscal 2014, the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the administrative agencies ruled on several of the subsidiaries' appeals, finding in favor of the subsidiaries in some cases and against them in others. The subsidiaries continue to appeal the remaining adverse determinations in these further administrative proceedings. The subsidiaries believe they have meritorious positions in these remaining matters and intend to continue to contest the claims against them.

On June 23, 2008, the Orange County Water District filed suit against Sanmina Corporation and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We have disputed the plaintiff's claims and asserted various defenses. In April 2013, the Superior Court ruled in favor of our motions for summary adjudication dismissing all claims against us in the suit. In July 2013, the Superior Court entered judgment in our favor and in August 2013 the plaintiff appealed this judgment. We anticipate that the Court of Appeal will hear the appeal in calendar 2017.

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

See also Note 7 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. The following table lists the intra-day high and low sales prices for our common stock as reported on NASDAQ.

Fiscal 2016	High	Low
First quarter	$25.64	$19.86
Second quarter	$23.41	$16.31
Third quarter	$28.45	$21.05
Fourth quarter	$29.17	$23.50

Fiscal 2015	High	Low
First quarter	$26.08	$16.57
Second quarter	$25.27	$20.22
Third quarter	$25.23	$19.66
Fourth quarter	$22.41	$17.55

As of November 14, 2016, we had approximately 1,076 holders of record of our common stock and the last reported sales price of our common stock was $31.10 per share.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on October 1, 2011 and in each of such indices on September 30, 2011 and its relative performance is tracked through October 1, 2016.

* $100 invested on 10/1/2011, including reinvestment of dividends. Indexes calculated on a month-end basis.

Copyright @ 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	10/1/2011	9/29/2012	9/28/2013	9/27/2014	10/3/2015	10/1/2016
Sanmina Corporation	100.00	127.40	262.57	323.35	319.91	426.20
S&P 500	100.00	130.20	155.39	186.05	184.91	213.44
NASDAQ Electronic Components	100.00	108.86	138.94	190.64	176.64	241.96

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

Stock Repurchases

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2016.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Beginning amount available				$90,587,747
Month #1
July 3, 2016 through July 30, 2016	109,900	$24.41	109,900	$87,905,077
Month #2
July 31, 2016 through August 27, 2016	875,728	$25.88	875,728	$65,243,921
Month #3
August 28, 2016 through October 1, 2016	93,119	$26.21	93,119	$62,803,133
Amount authorized in September 2016				$150,000,000
Total	1,078,747	$25.76	1,078,747	$212,803,133	(3)

(1) All months shown are our fiscal months.
(2) Amounts do not include commissions payable on shares repurchased.
(3) Not subject to an expiration date.
During 2016, the Company repurchased an aggregate of 6.8 million shares of its common stock for $141.1 million for an average price per share of $20.70 (excluding commissions).

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data,” included elsewhere in this Form 10-K.

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Income Data:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands, except per share data)
Net sales	$6,481,181	$6,374,541	$6,215,106	$5,917,124	$6,093,334
Operating income	224,785	203,101	199,682	157,629	137,490
Income from continuing operations before income taxes	204,617	176,193	161,739	103,406	49,943
Provision for (benefit from) income taxes (1)	16,779	(201,068)	(35,426)	24,055	(130,291)
Net income	$187,838	$377,261	$197,165	$79,351	$180,234
Net income per share:
Basic	$2.50	$4.61	$2.38	$0.96	$2.22
Diluted	$2.38	$4.41	$2.27	$0.93	$2.16
Shares used in computing per share amounts:
Basic	75,094	81,818	82,872	82,834	81,284
Diluted	78,787	85,641	86,731	85,403	83,495

 (1) We concluded that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. As a result, we released $96.2 million, $288.7 million, $87.6 million, $21.5 million and $158.7 million of valuation allowance attributable to certain U.S. and foreign deferred tax assets in 2016, 2015, 2014, 2013 and 2012, respectively.

Consolidated Balance Sheet Data:

	As of
	October 1, 2016	October 3, 2015	September 27, 2014	September 28, 2013	September 29, 2012
	(In thousands)
Cash and cash equivalents	$398,288	$412,253	$466,607	$402,875	$409,618
Net working capital	$974,389	$942,423	$916,837	$997,864	$1,106,752
Total assets	$3,625,222	$3,493,264	$3,313,089	$2,995,848	$3,167,786
Long-term debt (excluding current portion)	$434,059	$423,949	$386,681	$562,512	$837,364
Stockholders' equity	$1,609,803	$1,520,471	$1,246,755	$1,091,564	$963,781

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding the timing of closing of, future cash outlays for, and benefits of completed, pending or anticipated acquisitions; any statements regarding expected restructuring costs; any statements about the expected results of real property sales; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our products and services primarily to original equipment manufacturers (OEMs) in the following industries: communications networks, storage, industrial, defense and aerospace, medical, energy and industries that include embedded computing technologies in products such as set-top boxes, point-of-sales devices, casino gaming machines and automotive components and systems.

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2) Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding). Products include memory, RF, optical and microelectronics solutions from our Viking Technology division, defense and aerospace products from SCI Technology, storage solutions from our Newisys division and cloud-based manufacturing execution software from our newly-formed division, 42Q. Services include design, engineering, logistics and repair services.

In accordance with the accounting rules for segment reporting, our only reportable segment is IMS, which represented approximately 80% of our total revenue in 2016. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2016 and 2014 were each 52 weeks and fiscal 2015 was a 53-week year, with the extra week occurring in the fourth fiscal quarter. The additional week in 2015 did not significantly affect our results of operations or financial position.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues, particularly in our CPS business, has been challenging. For example, CPS revenue and gross margins have decreased in each of the past two years, illustrating the challenges to our strategy. We believe this business is capable of delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. A single customer represented more than 10% of our net sales in 2016, but no single customer represented more than 10% of our net sales in 2015 or 2014.

We typically generate about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to manufacture in lower cost locations in regions such as Asia, Latin America and Eastern Europe.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, a customer typically agrees to purchase its requirements for specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products, which can have the effect of reducing revenue and profitability. In addition, some customer contracts contain cost reduction objectives, which can have the effect of reducing revenue from such customers.

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

We generally procure inventory based on specific customer orders and forecasts. Customers have limited rights of modification (for example, rescheduling or cancellations) with respect to specific orders. Customer modifications of orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory. Although we may be able to use some excess inventory for other products we manufacture, a portion of this excess inventory may not be returnable to the vendors or recoverable from customers. Write-offs or write-downs of inventory could be caused by:

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

Long-lived Assets—We review property, plant and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. An asset group is the unit of accounting that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data provided by commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows, which requires significant judgment.

Goodwill— is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, as assessed at a reporting unit level. If, based on a qualitative assessment, we determine it is more-likely-than-not that goodwill is impaired, we perform a quantitative assessment to determine whether the fair value of our reporting unit is less than its carrying value and, if so, we perform a further analysis to determine the amount, if any, of the impairment.

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

As a result of our analysis of the positive and negative evidence available at the end of 2016, 2015 and 2014, we released $96.2 million, $288.7 million and $87.6 million, respectively, of our valuation allowances against our U.S. and foreign deferred tax assets. We based this conclusion on continued improved operating results over the past few years and our expectations about generating taxable income in future periods. We exercised significant judgment and utilized estimates about our ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods before expiration of our net operating losses. We will continue to evaluate all positive and negative evidence in future periods to determine if an adjustment to our valuation allowances is necessary. However, as of October 1, 2016, we no longer have a valuation allowance against our U.S. federal deferred tax assets.

Our effective tax rate is highly dependent upon the amount and geographic distribution of our worldwide income or losses, the tax regulations, rates and holidays in each geographic region, the utilization of net operating losses, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

Results of Operations

Years Ended October 1, 2016, October 3, 2015 and September 27, 2014.

The following table presents our key operating results.

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
Net sales	$6,481,181	$6,374,541	$6,215,106
Gross profit	$514,282	$483,856	$488,283
Gross margin	7.9%	7.6%	7.9%
Operating expenses	$289,497	$280,755	$288,601
Operating income	$224,785	$203,101	$199,682
Operating margin	3.5%	3.2%	3.2%
Net income	$187,838	$377,261	$197,165

Net Sales

Net sales increased from $6.4 billion for 2015 to $6.5 billion for 2016, an increase of 1.7%. Net sales increased from $6.2 billion for 2014 to $6.4 billion for 2015, an increase of 2.6%. Sales by end market were as follows:

	Year Ended			2016 vs. 2015		2015 vs. 2014
	October 1, 2016	October 3, 2015	September 27, 2014	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical and Defense	$2,774,920	$2,528,580	$2,159,545	$246,340	9.7%	$369,035	17.1%
Communications Networks	2,413,661	2,482,087	2,679,504	(68,426)	(2.8)%	(197,417)	(7.4)%
Embedded Computing and Storage	1,292,600	1,363,874	1,376,057	(71,274)	(5.2)%	(12,183)	(0.9)%
Total	$6,481,181	$6,374,541	$6,215,106	$106,640	1.7%	$159,435	2.6%

Comparison of 2016 to 2015

In 2016, sales to customers in our industrial, medical and defense end market increased 9.7%, primarily as a result of customer program acquisitions partially offset by reduced demand from customers in the oil and gas industry as a result of depressed market conditions in this industry. This increase was partially offset by decreased sales in each of our other two end markets. Sales to customers in our communications networks end market decreased 2.8%, primarily as a result of reduced demand from certain customer programs for wireless communications products, partially offset by increased demand for our customers' optical products. Sales to customers in our embedded computing and storage end market decreased 5.2%, primarily due to decreased demand for set-top boxes and our customers' point-of-sale equipment. Our Industrial, Medical and Defense end market has grown to exceed our Communications Networks end market over the past two years as we continue to diversify our customer base.

Comparison of 2015 to 2014

In 2015, sales to customers in our industrial, medical and defense end market increased 17.1%, primarily as a result of customer program acquisitions and increased demand from existing customers for new program wins. This increase was partially offset by decreased sales in each of our other two end markets, the most significant of which occurred in our communications networks end market. Sales to customers in our communications networks end market decreased 7.4%, primarily as a result of certain customer program transfers and decreased demand for wireless communications products, partially offset by increased demand for optical products. Sales to customers in our embedded computing and storage end market decreased less than 1%.

Gross Margin

Gross margin was 7.9%, 7.6% and 7.9% in 2016, 2015 and 2014, respectively. The increase in gross margin from 2015 to 2016 was primarily attributable to improved operational efficiencies, partially offset by an unfavorable change in customer mix in our IMS segment, a $7.6 million reduction of our accrual for contingent consideration in the second quarter of 2016 relating to an oil and gas acquisition in 2015 and a $7.7 million reduction in charges associated with inventory related to distressed customers. The adjustment for contingent consideration and distressed customer charges were not allocated to our operating segments. IMS gross margin increased from 7.1% to 7.5%, primarily as a result of improved operational efficiencies, partially offset by an unfavorable change in customer mix. CPS gross margin decreased from 9.5% to 8.9%, primarily as a result of unfavorable mix and depressed market conditions in the oil and gas industry.

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

Selling, General and Administrative

Selling, general and administrative expenses were $244.6 million, $239.3 million and $242.3 million in 2016, 2015 and 2014, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.8% for 2016 and 2015 and 3.9% for 2014. The increase in absolute dollars from 2015 to 2016 was primarily due to higher incentive compensation expense, including stock compensation expense which increased as a result of incremental expense for performance-based stock awards that, in 2016, were deemed probable of achievement, partially offset by lower professional fees. The decrease in absolute dollars from 2014 to 2015 was primarily due to lower incentive compensation expense, partially offset by higher bad debt expense of $3.7 million associated mainly with accounts receivable related to distressed customers.

Research and Development

Research and development expenses were $37.7 million, $33.1 million and $32.5 million in 2016, 2015 and 2014, respectively. As a percentage of net sales, research and development expenses were 0.6% for 2016 and 0.5% for 2015 and 2014. The increase in absolute dollars from 2015 to 2016 was primarily attributable to additional resources required to support new products and projects in our embedded computing and storage end market. Research and development expenses remained relatively flat in 2015, when compared to 2014.

Interest and Other, net

Interest expense was $24.9 million, $25.0 million and $30.8 million in 2016, 2015 and 2014, respectively. Interest expense remained relatively flat in 2016, when compared to 2015.

Interest expense decreased by $5.8 million in 2015 primarily as a result of our redemption of $400 million of long-term debt during the second half of 2014 and $100 million in the first quarter of 2015, partially offset by interest costs resulting from the issuance of $375 million of long-term debt in the third quarter of 2014.

Other income, net was $4.1 million, $0.8 million and $3.1 million in 2016, 2015 and 2014, respectively. The following table summarizes the primary components of other income, net (in thousands):

	Year ended
	October 1, 2016	October 3, 2015	September 27, 2014
Foreign exchange gains / (losses)	$(415)	$681	$(1,962)
Bargain purchase gain	1,643	—	—
Other, net	2,835	86	5,068
Total	$4,063	$767	$3,106

Other income, net increased $3.3 million in 2016 compared to 2015 due primarily to a gain on deferred compensation plan assets in 2016, versus a loss in 2015, and a $1.6 million bargain purchase gain related to an acquisition in the second quarter of 2016.

Loss on Extinguishments of Debt

In 2015, we redeemed $100 million of long-term debt due in 2019 at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment associated with the extinguished debt. In addition, on May 20, 2015, we replaced our $300 million asset-backed revolving credit facility ("ABL") with a $375 million secured revolving credit facility (the "Cash Flow Revolver"). In connection with this transaction, we expensed $0.8 million of unamortized debt issuance costs related to the ABL.
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

Provision for (Benefit from) Income Taxes

We recorded income tax expense of $16.8 million in 2016, an income tax benefit of $201.1 million in 2015 and an income tax benefit of $35.4 million in 2014. Our effective tax rates were 8.2%, (114.1)% and (21.9)% for 2016, 2015 and 2014, respectively. The tax provisions for 2016, 2015 and 2014 were lower than the amounts expected based on the federal statutory tax rate primarily due to releases of our deferred tax assets valuation allowance of $96.2 million, $288.7 million and $87.6 million, respectively, as discussed further below. In 2016, the tax benefit from the valuation allowance release was partially offset by $17.3 million of income tax expense associated with an increase to our deferred tax liability for undistributed foreign earnings of a certain foreign subsidiary.

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

Prior to 2012, based on negative evidence (primarily a cumulative history of operating losses), we had a full valuation allowance against our net deferred tax assets in the U.S. and certain foreign jurisdictions. Since 2012, we have released a portion of our U.S. valuation allowances each year in recognition of our improved historical earnings and increasing future projected earnings. As of October 1, 2016 , we have released all of our U.S. federal valuation allowance.

We released $96.2 million, $288.7 million and $87.6 million of our valuation allowance attributable to U.S. and foreign deferred tax assets in 2016, 2015 and 2014, respectively. We reduced the valuation allowance based on continued improved operating results over the past few years and expectations about generating U.S. taxable income in future periods.

Liquidity and Capital Resources

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
		(In thousands)
Net cash provided by (used in):
Operating activities	$390,116	$174,896	$307,382
Investing activities	(174,538)	(102,423)	(141,890)
Financing activities	(231,421)	(126,761)	(103,027)
Effect of exchange rate changes	1,878	(66)	1,267
Increase (decrease) in cash and cash equivalents	$(13,965)	$(54,354)	$63,732

Key Working Capital Management Measures

	As of
	October 1, 2016	October 3, 2015
Days sales outstanding (1)	53	56
Inventory turns (2)	6.6	6.3
Days inventory on hand (3)	55	58
Accounts payable days (4)	66	69
Cash cycle days (5)	42	45

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

Cash and cash equivalents were $398.3 million at October 1, 2016 and $412.3 million at October 3, 2015. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowing under credit facilities, repurchases of common stock and other factors. Working capital was $1.0 billion at October 1, 2016 and $0.9 billion at October 3, 2015.

Net cash provided by operating activities was $390.1 million, $174.9 million and $307.4 million for 2016, 2015 and 2014, respectively. Cash flows from operating activities consists of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2016, we generated $311.4 million of cash from net income, excluding non-cash items, and $78.7 million of cash resulting from the reduction of our net operating assets, resulting primarily from a $95.2 million increase in accounts payable, partially offset by a $36.9 million increase in accounts receivable. These increases were primarily due to increased business volume. Our DSO decreased from 56 days at the end of 2015 to 53 days at the end of 2016 and our AP days decreased from 69 days at the end of 2015 to 66 days at the end of 2016 due primarily to changes in customer and supplier payment terms mix.

Net cash used in investing activities was $174.5 million, $102.4 million and $141.9 million for 2016, 2015 and 2014, respectively. In 2016, we used $120.4 million of cash for capital expenditures, paid $58.9 million in connection with business combinations and received proceeds of $4.7 million primarily from sales of certain properties. In 2015, we used $119.1 million of cash for capital expenditures, paid $13.9 million in connection with a business combination and received proceeds of $30.6 million primarily from sales of certain properties.

Net cash used in financing activities was $231.4 million, $126.8 million and $103.0 million for 2016, 2015 and 2014, respectively. In 2016, we repurchased $142.2 million of common stock, used $107.4 million of cash for net debt repayments (primarily a reduction of borrowings under the Cash Flow Revolver) and received $18.2 million of proceeds from issuances of common stock pursuant to stock option exercises. In 2015, we repurchased $122.8 million of common stock, used $24.2 million of cash for net debt repayments and received $18.7 million of proceeds from issuances of common stock pursuant to stock option exercises.

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

Secured Debt Due 2017 ("Secured Debt"). During the fourth quarter of 2012, we borrowed $40 million using our corporate campus as collateral. The Secured Debt bears interest at LIBOR plus a spread or the bank's prime rate plus a spread. In the first quarter of 2015, we amended the loan agreement to extend the maturity date of the Secured Debt to December 19, 2017 which, upon approval of the counterparty, may be extended up to two times for a period of one year for each extension. Principal, together with accrued and unpaid interest, is due on the maturity date. We have the right to prepay the loans in whole or in part at any time without penalty. As amended, the loan agreement requires us to comply with a financial covenant if certain conditions exist. None of these conditions existed at October 1, 2016.

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

Short-term Debt

Revolving Credit Facility. During the third quarter of 2015, we replaced our ABL with the Cash Flow Revolver, which may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as March 4, 2019 if certain conditions exist.

We incurred $1.8 million of debt issuance costs in connection with this transaction. In addition, $1.0 million of unamortized debt issuance costs related to the ABL were carried forward and $0.8 million of such costs were expensed. Accordingly, $2.8 million of debt issuance costs will be amortized to interest expense over the life of the Cash Flow Revolver.

As of October 1, 2016, $25.0 million of borrowings and $16.8 million of letters of credit were outstanding under the Cash Flow Revolver and $333.2 million was available to borrow.

Short-term Borrowing Facilities. As of October 1, 2016, certain of our foreign subsidiaries had a total of $74.2 million of short-term borrowing facilities, under which no borrowings were outstanding. The majority of these facilities expire at various dates through the first quarter of 2018.

Debt Covenants

Our Cash Flow Revolver requires us to comply with certain financial covenants. Additionally, the agreement governing our Secured Debt requires us to comply with a financial covenant if certain conditions exist, none of which existed as of October 1, 2016.

Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our Cash Flow Revolver would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business.

As of October 1, 2016, we were in compliance with our covenants.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. We repurchased 6.8 million and 5.8 million shares of our common stock for $141.2 million and $121.2 million in the open market in 2016 and 2015, respectively. As of October 1, 2016, $212.8 million remains available under programs authorized by the Board of Directors, none of which is subject to an expiration date.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of October 1, 2016, we had accrued liabilities of $46.0 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of October 1, 2016, we had a liability of $91.6 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

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

In connection with a previously completed acquisition we could be required to make additional cash payments of $18.0 million if certain annual earnings targets are achieved in the next four years.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of October 1, 2016 consisted of: (1) cash and cash equivalents of $398.3 million; (2) our Cash Flow Revolver, under which $333.2 million, net of outstanding letters of credit, was available as of October 1, 2016; (3) our foreign short-term borrowing facilities of $74.2 million, all of which was available as of October 1, 2016 (an aggregate of $50.5 million of such facilities expires at various dates through the first quarter of 2018); and (4) cash generated from operations.

In addition, we are actively marketing a portfolio of surplus real estate with an aggregate list price of approximately $20 million. Proceeds from the sales of properties in this portfolio will provide additional liquidity. However, there can be no assurance as to the amount that may actually be realized or the exact timing of any such receipts.

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

As of October 1, 2016, 46% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of October 1, 2016:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations, including interest	$485,177	$20,736	$449,403	$15,038	$—
Operating lease obligations	91,609	22,941	30,148	12,554	25,966
Total contractual obligations	$576,786	$43,677	$479,551	$27,592	$25,966

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not expected to be significant or meaningful. Lastly, pursuant to arrangements under which vendors consign inventory to us, we may be required to purchase such inventory after a certain period of time. To date, we have not been required to purchase a significant amount of inventory pursuant to these time limitations.

As of October 1, 2016, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $91.6 million. Additionally, we have provided guarantees to various third parties in the form of letters of credit totaling $16.8 million as of October 1, 2016. The letters of credit cover various guarantees including workers' compensation claims and customs duties. Lastly, we have defined benefit pension plans with an underfunded amount of $38.4 million at October 1, 2016. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. None of the amounts described in this paragraph are included in the table above.

Off-Balance Sheet Arrangements

As of October 1, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for 2016 and 2015. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended October 1, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,534,714	$1,611,174	$1,669,474	$1,665,819
Gross profit	$123,638	$136,712	$126,661	$127,271
Gross margin	8.1%	8.5%	7.6%	7.6%
Operating income	$54,053	$61,099	$54,583	$55,050
Operating margin	3.5%	3.8%	3.3%	3.3%
Net income	$27,138	$30,361	$29,534	$100,805	(2)
Basic net income per share	$0.35	$0.40	0.40	$1.37
Diluted net income per share	$0.33	$0.39	0.38	$1.30

	Year ended October 3, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(In thousands, except per share data)
Net sales	$1,671,162	$1,527,530	$1,539,271	$1,636,578
Gross profit	$126,346	$115,263	$120,562	$121,685
Gross margin	7.6%	7.5%	7.8%	7.4%
Operating income	$53,480	$49,652	$47,283	$52,686
Operating margin	3.2%	3.3%	3.1%	3.2%
Net income	$22,656	$14,748	$24,475	$315,382	(2)
Basic net income per share	$0.27	$0.18	$0.30	$3.95
Diluted net income per share	$0.26	$0.17	$0.29	$3.78

(1)	Fiscal 2015 was a 53-week year compared to 2016, with the extra week in the fourth fiscal quarter of 2015.

(2)
During the fourth quarter of 2016 and 2015, we concluded that it was more likely than not that we would be able to realize the benefit of our deferred tax assets in the future. As a result, we released $96.2 million and $287.4 million of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses in 2016 and 2015, respectively.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding long-term debt obligations and our revolving credit facility. As of October 1, 2016, $40.0 million of our debt bears interest at a floating rate. Additionally, the interest rate we pay for borrowings under our $375 million short-term revolving credit facility is determined at the time of borrowing based on a floating index. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of October 1, 2016, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $313.6 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $110.2 million as of October 1, 2016.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation

In our opinion, the consolidated balance sheet as of October 1, 2016 and the related statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Sanmina Corporation and its subsidiaries as of October 1, 2016, and the results of their operations and their cash flows for the year ended October 1, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended October 1, 2016 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2016.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded two businesses, consisting of a storage software provider and a Malaysian manufacturing facility, from its assessment of the effectiveness of its internal control over financial reporting as of October 1, 2016 because they were acquired by the Company in purchase business combinations during 2016. We have also excluded these two businesses from our audit of internal control over financial reporting. These businesses, in the aggregate, constituted 2.8% of the Company's consolidated total assets as of October 1, 2016 and generated 5.2% of the Company's consolidated net sales for the year ended October 1, 2016.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sanmina Corporation:
We have audited the accompanying consolidated balance sheet of Sanmina Corporation and subsidiaries as of October 3, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 3, 2015. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts for each of the years in the two-year period ended October 3, 2015 as set forth under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sanmina Corporation and subsidiaries as of October 3, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended October 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended October 3, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Santa Clara, California
November 19, 2015

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	October 1, 2016	October 3, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$398,288	$412,253
Accounts receivable, net of allowances of $15,081 and $13,439 as of October 1, 2016 and October 3, 2015, respectively	973,680	936,952
Inventories	946,239	918,728
Prepaid expenses and other current assets	57,445	55,047
Total current assets	2,375,652	2,322,980
Property, plant and equipment, net	617,524	590,844
Deferred income tax assets, net	514,314	497,605
Other	117,732	81,835
Total assets	$3,625,222	$3,493,264
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,121,135	$1,035,323
Accrued liabilities	124,386	111,416
Accrued payroll and related benefits	127,326	120,402
Short-term debt, including current portion of long-term debt	28,416	113,416
Total current liabilities	1,401,263	1,380,557
Long-term liabilities:
Long-term debt	434,059	423,949
Other	180,097	168,287
Total long-term liabilities	614,156	592,236
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares; 98,141 and 96,306 shares issued and 73,031 and 78,058 shares outstanding as of October 1, 2016 and October 3, 2015, respectively	730	781
Treasury stock, 25,110 and 18,248 shares as of October 1, 2016 and October 3, 2015, respectively, at cost	(456,796)	(314,550)
Additional paid-in capital	6,119,779	6,074,798
Accumulated other comprehensive income	65,381	66,571
Accumulated deficit	(4,119,291)	(4,307,129)
Total stockholders' equity	1,609,803	1,520,471
Total liabilities and stockholders' equity	$3,625,222	$3,493,264

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands, except per share amounts)

Net sales	$6,481,181	$6,374,541	$6,215,106
Cost of sales	5,966,899	5,890,685	5,726,823
Gross profit	514,282	483,856	488,283
Operating expenses:
Selling, general and administrative	244,604	239,288	242,288
Research and development	37,746	33,083	32,495
Restructuring costs	2,701	13,683	12,550
Amortization of intangible assets	3,446	2,054	1,798
Asset impairments	1,000	3,454	—
Gain on sales of long-lived assets	—	(10,807)	(530)
Total operating expenses	289,497	280,755	288,601

Operating income	224,785	203,101	199,682

Interest income	680	1,096	1,533
Interest expense	(24,911)	(25,011)	(30,804)
Other income, net	4,063	767	3,106
Loss on extinguishments of debt	—	(3,760)	(11,778)
Interest and other, net	(20,168)	(26,908)	(37,943)
Income before income taxes	204,617	176,193	161,739
Provision for (benefit from) income taxes	16,779	(201,068)	(35,426)
Net income	$187,838	$377,261	$197,165

Net income per share:
Basic	$2.50	$4.61	$2.38
Diluted	$2.38	$4.41	$2.27

Weighted-average shares used in computing per share amounts:
Basic	75,094	81,818	82,872
Diluted	78,787	85,641	86,731

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)

Net income	$187,838	$377,261	$197,165
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,734	(13,460)	(4,558)
Derivative financial instruments:
Changes in unrealized loss	(2,326)	(5,995)	64
Amount reclassified into net income	2,570	5,887	3,686
Pension benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	(6,327)	(3,653)	(1,506)
Amortization of actuarial loss and transition cost	1,159	876	929
Total other comprehensive loss	$(1,190)	$(16,345)	$(1,385)
Comprehensive income	$186,648	$360,916	$195,780

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT SEPTEMBER 28, 2013	97,658	$6,104,476	(13,505)	$(215,658)	$84,301	$(4,881,555)	$1,091,564
Issuances under stock plans	2,234	16,859	—	—	—	—	16,859
Stock-based compensation	—	18,789	—	—	—	—	18,789
Repurchases of treasury stock	—	—	(71)	(1,199)	—	—	(1,199)
Repurchase and retirement of treasury stock	(4,159)	(75,038)	—	—	—	—	(75,038)
Other comprehensive loss	—	—	—	—	(1,385)	—	(1,385)
Net income	—	—	—	—	—	197,165	197,165
BALANCE AT SEPTEMBER 27, 2014	95,733	$6,065,086	(13,576)	$(216,857)	$82,916	$(4,684,390)	$1,246,755
Issuances under stock plans	1,727	18,724	—	—	—	—	18,724
Stock-based compensation	—	20,653	—	—	—	—	20,653
Repurchases of treasury stock	—	—	(4,672)	(97,693)	—	—	(97,693)
Repurchase and retirement of treasury stock	(1,154)	(25,069)	—	—	—	—	(25,069)
Acquisition of non-controlling interest	—	(3,815)	—	—	—	—	(3,815)
Other comprehensive loss	—	—	—	—	(16,345)	—	(16,345)
Net income	—	—	—	—	—	377,261	377,261
BALANCE AT OCTOBER 3, 2015	96,306	$6,075,579	(18,248)	$(314,550)	$66,571	$(4,307,129)	$1,520,471
Issuances under stock plans	1,835	18,221	—	—	—	—	18,221
Stock-based compensation	—	26,709	—	—	—	—	26,709
Repurchases of treasury stock	—	—	(6,862)	(142,246)	—	—	(142,246)
Other comprehensive loss	—	—	—	—	(1,190)	—	(1,190)
Net income	—	—	—	—	—	187,838	187,838
BALANCE AT OCTOBER 1, 2016	98,141	$6,120,509	(25,110)	$(456,796)	$65,381	$(4,119,291)	$1,609,803

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$187,838	$377,261	$197,165
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	111,910	100,567	97,677
Stock-based compensation expense	26,907	20,653	18,789
Deferred income taxes	(16,829)	(242,274)	(69,036)
Gain on sales of assets	(1,250)	(11,167)	(1,586)
Loss on extinguishment of debt	—	3,760	11,778
Other, net	2,837	7,687	(2,421)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(36,913)	40,207	(35,769)
Inventories	5,614	(13,726)	(81,238)
Prepaid expenses and other assets	68	11,117	(14,515)
Accounts payable	95,193	(116,899)	174,336
Accrued liabilities	14,741	(2,290)	12,202
Cash provided by operating activities	390,116	174,896	307,382
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from long-term investments	—	—	1,104
Purchases of property, plant and equipment	(120,400)	(119,097)	(69,507)
Proceeds from sales of property, plant and equipment	4,740	30,561	6,021
Cash paid for business combinations, net of cash acquired	(58,878)	(13,887)	(79,508)
Cash used in investing activities	(174,538)	(102,423)	(141,890)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Change in restricted cash	—	—	4,380
Proceeds from short-term borrowings	—	—	73,828
Repayments of short-term borrowings (1)	(18,014)	(10,221)	(85,908)
Proceeds from revolving credit facility borrowings	2,962,450	2,692,900	568,000
Repayments of revolving credit facility borrowings	(3,047,450)	(2,582,900)	(568,000)
Repayments of long-term debt	(4,382)	(123,994)	(422,338)
Proceeds from long-term debt, net of issuance costs	—	—	369,897
Debt issuance costs	—	(1,766)	—
Net proceeds from stock issuances	18,221	18,724	16,859
Proceeds from terminations of interest rate swaps	—	3,258	16,492
Repurchases of common stock	(142,246)	(122,762)	(76,237)
Cash used in financing activities	(231,421)	(126,761)	(103,027)
Effect of exchange rate changes	1,878	(66)	1,267
Increase (decrease) in cash and cash equivalents	(13,965)	(54,354)	63,732
Cash and cash equivalents at beginning of year	412,253	466,607	402,875
Cash and cash equivalents at end of year	$398,288	$412,253	$466,607

Cash paid during the year:
Interest, net of capitalized interest	$21,316	$18,746	$31,497
Income taxes, net of refunds	$29,342	$44,751	$29,071

Acquisition-date fair value of promissory notes issued in conjunction with business combinations (see Note 12)	$30,105	$—	$14,789

(1)	2016 amount represents repayment of a promissory note issued in conjunction with a business combination in the second quarter of 2016. The note was repaid in the third quarter of 2016.

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina

Sanmina Corporation (“Sanmina,” or the “Company”) was incorporated in Delaware in 1989. The Company is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. The Company provides these comprehensive solutions primarily to original equipment manufacturers (OEMs) in the following industries: communications networks, storage, industrial, defense and aerospace, medical, energy and industries that include embedded computing technologies such as set-top boxes, point-of-sale devices, casino gaming machines and automotive components and products.

The Company's operations are managed as two businesses:

1)	Integrated Manufacturing Solutions (IMS). IMS is a single operating segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding). Products include memory, optical, RF and microelectronics solutions from the Company's Viking Technology division, defense and aerospace products from SCI Technology, storage solutions from the Company's Newisys division and cloud-based manufacturing execution system from the Company's newly formed division, 42Q. Services include design, engineering, logistics and repair services.

The Company's only reportable segment is IMS, which represented approximately 80% of total revenue in 2016. The CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services”.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2016 and 2014 were each 52 weeks and fiscal 2015 was a 53-week year, with the extra week occurring in the fourth fiscal quarter. The additional week in 2015 did not significantly affect the Company's results of operations or financial position. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation. The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for excess and obsolete inventories, product returns, warranties, environmental matters, and legal exposures; determining the recoverability of claims made in connection with customer bankruptcies; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; determining fair values of tangible and intangible assets for purposes of business combinations and impairment tests; determining fair values of contingent consideration and equity awards; and determining forfeiture rates for purposes of calculating stock compensation expense. Actual results could differ materially from these estimates.

Financial Instruments and Concentration of Credit Risk. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, accounts payable and debt obligations. With the exception of certain of the Company's debt obligations (refer to Note 4. Financial Instruments), the fair value of these financial instruments approximates their carrying amount as of October 1, 2016 and October 3, 2015 due to the nature or short maturity of these instruments, or the fact that the instruments are recorded at fair value on the consolidated balance sheets.

Accounts Receivable and Other Related Allowances. The Company had allowances of $15.1 million and $13.4 million as of October 1, 2016 and October 3, 2015, respectively, for uncollectible accounts, product returns and other adjustments. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

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

Long-lived Assets. Property, plant and equipment are stated at cost or, in the case of property and equipment acquired through business combinations, at fair value as of the acquisition date. Depreciation is provided on a straight-line basis over 20 to 40 years for buildings and 3 to 15 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or useful life of the asset.

The Company reviews property, plant and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or asset group exceeds its fair value. An asset group is the unit of accounting which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. For asset groups for which the primary asset is a building, the Company estimates fair value based on data provided by commercial real estate brokers. For other asset groups, the Company estimates fair value based on projected discounted future net cash flows.

Goodwill. Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, as assessed at a reporting unit level. If, based on a qualitative assessment, the Company determines it is more-likely-than-not that goodwill is impaired, the Company performs a quantitative assessment to determine whether the fair value of our reporting unit is less than its carrying value and, if so, the Company performs a further analysis to determine the amount, if any, of the impairment.

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

The Company's tax rate is highly dependent upon the geographic distribution of worldwide income or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, including net operating losses, and the effectiveness of its tax planning strategies.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15 "Classification of Certain Cash Receipts and Cash Payments (Topic 230)". This ASU addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The new standard is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. The Company expects to adopt this ASU at the beginning of fiscal 2017 and does not expect adoption of this ASU to have a significant effect on its cash flow statement.

In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting (Topic 718)". This standard addresses several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification in the statement of cash flows. The new standard is effective for the Company at the beginning of fiscal 2018, including interim periods within that reporting period, but early adoption is allowed. The Company expects to adopt this standard at the beginning of fiscal 2017. The Company is currently evaluating the impact of adopting this new accounting standard.

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

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)". This ASU requires the Company to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, the Company is required to disclose the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance is effective for the Company in fiscal 2017. The Company does not expect adoption of this standard to have a significant effect on its financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory (Topic 330)". This ASU requires measurement of inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Currently, inventory is generally measured at the lower of cost or market, except for excess and obsolete inventories which are carried at their estimated net realizable values. This new standard is effective for the Company in fiscal 2018, including interim periods within that reporting period. The Company does not expect the impact of adopting this new accounting standard to be significant.

In April 2015, the FASB issued ASU 2015-3, "Simplifying the Presentation of Debt Issuance Costs (Topic 835)". This ASU requires presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, with the costs being amortized as interest expense. This new standard is effective for the Company in fiscal 2017, including interim periods within that reporting period. The Company does not expect the impact of adopting this new accounting standard to be significant.

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

Recent Accounting Pronouncement Adopted in Fiscal Year 2016

In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)". This ASU requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The new guidance is effective for the Company in fiscal 2018. In order to simplify the presentation of deferred taxes, the Company elected to early adopt ASU 2015-17 as of the beginning of 2016 and to apply the new standard retrospectively. The consolidated balance sheet as of October 3, 2015 was adjusted accordingly, resulting in a reclassification of $74.9 million of deferred tax assets from Prepaid expenses and other current assets to Deferred tax assets (noncurrent).

Note 3. Balance Sheet Items

Inventories

Components of inventories were as follows:

	As of
	October 1, 2016	October 3, 2015
	(In thousands)
Raw materials	$671,240	$624,514
Work-in-process	144,355	120,131
Finished goods	130,644	174,083
Total	$946,239	$918,728

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	October 1, 2016	October 3, 2015
	(In thousands)
Machinery and equipment	$1,401,745	$1,416,884
Land and buildings	601,468	588,052
Leasehold improvements	53,999	53,360
Furniture and fixtures	21,834	20,420
Construction in progress	34,415	12,883
	2,113,461	2,091,599
Less: Accumulated depreciation and amortization	(1,495,937)	(1,500,755)
Property, plant and equipment, net	$617,524	$590,844

Depreciation expense was $104.5 million, $96.1 million, and $93.8 million for 2016, 2015 and 2014, respectively.

Goodwill and Other Intangible Assets

Net carrying values of goodwill and other intangible assets were as follows:

	As of
	October 1, 2016	October 3, 2015
	(In thousands)
Goodwill- beginning of year	$26,617	$25,701
Additions	32,509	916
Goodwill- end of year	59,126	26,617

Intangible assets- beginning of year	$16,588	$11,427
Additions	7,330	9,600
Amortization	(7,420)	(4,439)
Intangible assets- end of year	$16,498	$16,588

Intangible assets have useful lives ranging from one to five years.

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally less than 10% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of October 1, 2016, the aggregate carrying amount of the Company's long-term debt instruments was approximately 4% less than fair value as estimated based primarily on quoted prices (Level 2 input). The Company has elected not to record its long-term debt instruments at fair value.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are defined benefit plan assets (see Note 15), deferred compensation plan assets (see Note 15), foreign exchange contracts and contingent consideration (see Note 12). The fair value of these assets and liabilities, other than defined benefit plan assets (Level 1 input) and deferred compensation plan assets (Level 1 input), was not material as of October 1, 2016 or October 3, 2015.

During the second quarter of 2016, the fair value of the Company's contingent consideration liability decreased by $7.6 million, resulting in a credit to cost of sales on the consolidated statement of income. The change in fair value resulted from a revision to the Company's estimate of future earnout payments, driven primarily by weakened conditions in the oil and gas industry.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivatives assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of October 1, 2016 or October 3, 2015.

Other non-financial assets, such as intangible assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	October 1, 2016	October 3, 2015
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$110,242	$76,465
Number of contracts	43	41
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$313,558	$230,084
Number of contracts	46	46

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gains (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were not material for any period presented herein. As of October 1, 2016, AOCI related to foreign currency forward contracts was not material.

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income, net, in the consolidated statements of income. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

In addition to the short-term contracts discussed above, the Company has a foreign currency forward contract that matures in 2020. The Company entered into this contract to hedge a foreign currency exposure associated with a long-term promissory note issued in connection with a business combination.

Note 5. Financial Instruments and Concentration of Credit Risk

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

One customer represented more than 10% of the Company's net sales in 2016 but no customer represented more than 10% of the Company's net sales in 2015 or 2014. One customer represented 10% or more of the Company's gross accounts receivable as of October 1, 2016 and October 3, 2015.

Note 6. Debt

Long-term debt consisted of the following:

	As of
	October 1, 2016	October 3, 2015
	(In thousands)
Secured debt due 2017	$40,000	$40,000
Senior secured notes due 2019	375,000	375,000
Non-interest bearing promissory notes	22,475	12,365
Total long-term debt	437,475	427,365
Less: Current portion of non-interest bearing promissory notes	3,416	3,416
Long-term debt	$434,059	$423,949

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

2019 Notes. During 2011, the Company issued $500 million of senior notes due 2019 and during 2014, the Company redeemed $400 million of the 2019 Notes at par plus a redemption premium and accrued interest and recorded a net loss on extinguishment of debt of $11.8 million, consisting of redemption premiums of $21.8 million, a write-off of unamortized debt issuance costs of $6.0 million and third party costs of $0.5 million, partially offset by a $16.5 million credit related to the fair value hedge adjustment associated with the extinguished 2019 Notes.

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

Non-interest Bearing Promissory Notes. On February 1, 2016, the Company completed an acquisition and financed $15.0 million of the purchase price with the acquiree using a four-year non-interest bearing promissory note with a discounted value of $12.3 million as of the acquisition date (see Note 12).

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

As of October 1, 2016, $25.0 million of borrowings and $16.8 million of letters of credit were outstanding under the Cash Flow Revolver.

Foreign Short-term Borrowing Facilities. As of October 1, 2016, certain foreign subsidiaries of the Company had a total of $74.2 million of short-term borrowing facilities, under which no borrowings were outstanding. Most of these facilities expire at various dates through the first quarter of 2018.

Debt Covenants

The Company's Cash Flow Revolver requires the Company to comply with certain financial covenants. Additionally, the agreement governing the Company's Secured Debt collateralized by the Company's corporate campus requires the Company to comply with a financial covenant if certain conditions exist, none of which existed as of October 1, 2016. The Company was in compliance with these financial covenants as of October 1, 2016.

The Company's debt agreements contain a number of restrictive covenants, restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions.

Note 7. Commitments and Contingencies

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

The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies or other applicable accounting standards. As of October 1, 2016 and October 3, 2015, the Company had reserves of $46.0 million and $49.2 million, respectively, for environmental matters, warranty, litigation, contingent consideration and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of October 1, 2016, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of October 1, 2016, the Company believes it has reserved a sufficient amount to satisfy anticipated future investigation and remediation costs at this site.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff has appealed this dismissal and the Company expects the appeal to be heard in calendar 2017.

Other Matters

Two of the Company’s subsidiaries in Brazil are parties to several administrative and judicial proceedings for claims alleging that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. These claims seek payment of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries believe they have meritorious positions in these matters and intend to continue to contest the claims.

Other Contingencies

One risk the Company faces is the ultimate realization of accounts receivable and customer inventory exposures. This risk is partially mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. In 2015, one of the Company’s customers, GT Advanced Technologies ("GTAT"), filed a petition for reorganization under bankruptcy law. GTAT emerged from bankruptcy on March 18, 2016 as a newly reorganized company. As of October 1, 2016, the Company's accounts receivable and inventory exposure of $12.0 million for this customer was fully reserved. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to the Company that are deemed a preference under bankruptcy laws.

Commitments - Operating Leases

The Company leases certain of its facilities and equipment under non-cancellable operating leases expiring at various dates through 2042. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2017	$22,941
2018	18,969
2019	11,179
2020	6,512
2021	6,042
Thereafter	25,966
Total	$91,609

Rent expense, net of sublease income, under operating leases was $24.0 million, $26.2 million and $29.5 million for 2016, 2015 and 2014, respectively.

Note 8. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
Domestic	$138,138	$91,613	$92,961
Foreign	66,479	84,580	68,778
Total	$204,617	$176,193	$161,739

The provision for (benefit from) income taxes consists of the following:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
Federal:
Current	$490	$1,413	$5,889
Deferred	(4,550)	(226,225)	(43,789)
State:
Current	(265)	543	(100)
Deferred	(5,141)	(513)	(1,251)
Foreign:
Current	32,427	42,295	27,937
Deferred	(6,182)	(18,581)	(24,112)
Total provision for (benefit from) income taxes	$16,779	$(201,068)	$(35,426)

 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	October 1, 2016	October 3, 2015
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$373,933	$416,866
Foreign net operating loss carryforwards	199,313	214,949
Acquisition related intangibles	28,928	46,019
Accruals not currently deductible	59,879	60,225
Property, plant and equipment	9,939	21,099
Tax credit carryforwards	14,191	8,898
Reserves not currently deductible	27,626	22,482
Stock compensation expense	20,617	16,388
Unrealized losses	4,475	4,417
Other	2,730	1,633
Valuation allowance	(176,422)	(282,734)
Total deferred tax assets	565,209	530,242
Deferred tax liabilities on foreign earnings	(37,122)	(19,872)
Other deferred tax liabilities	(19,228)	(17,792)
Net deferred tax assets	$508,859	$492,578
Recorded as:
Non-current deferred tax assets	$514,314	$497,605
Non-current deferred tax liabilities	(5,455)	(5,027)
Net deferred tax assets	$508,859	$492,578

The Company offsets deferred tax assets and liabilities by tax-paying jurisdiction. The resulting net amounts by tax jurisdiction are then aggregated without further offset.

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

Prior to 2012, based on negative evidence (primarily a cumulative history of operating losses), the Company had a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions. Since 2012, the Company has released a portion of its U.S. valuation allowances each year in recognition of its improved historical earnings and increasing future projected earnings.

The Company released $96.2 million, $288.7 million and $87.6 million of the valuation allowance attributable to U.S. and foreign deferred tax assets in 2016, 2015 and 2014, respectively. The Company reduced the valuation allowance based on continued improved operating results over the past few years and expectations about generating U.S. taxable income in the future. As of October 1, 2016, the Company no longer has a valuation allowance against its U.S. Federal deferred tax assets. The remaining valuation allowance relates primarily to foreign net operating losses, with the exception of $17.6 million related to U.S. state net operating losses.

As of October 1, 2016, U.S. income taxes have not been provided for approximately $595.9 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of October 1, 2016, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $1,058.0 million, $662.4 million and $785.1 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2023 and 2017, respectively, and expire at various dates through 2033. Certain foreign net operating losses start expiring in 2016. However, the majority of foreign net operating losses carryforward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations. The Company is prohibited from recognizing a deferred tax asset for excess tax benefits related to stock and stock option plans that have not been realized through a reduction in income taxes payable.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Federal tax at statutory tax rate	35.00%	35.00%	35.00%
Effect of foreign operations	5.35	3.82	(4.34)
Foreign income inclusion	9.43	0.21	1.17
Permanent items	(0.29)	2.05	2.69
Change to other comprehensive income	—	—	2.05
Release of valuation allowance	(47.10)	(163.92)	(54.18)
Other	4.61	4.41	(4.23)
State income taxes, net of federal benefit	1.18	4.31	(0.06)
Effective tax rate	8.18%	(114.12)%	(21.90)%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
Balance, beginning of year	$51,158	$54,237	$65,148
Decrease related to prior year tax positions	(2,413)	(5,044)	(11,274)
Increase related to current year tax positions	7,028	5,564	4,993
Settlements	—	(3,599)	(4,630)
Balance, end of year	$55,773	$51,158	$54,237

 As of October 1, 2016, the Company had reserves of $35.9 million for the payment of interest and penalties relating to unrecognized tax benefits. The Company accrued interest and penalties related to unrecognized tax benefits of $3.7 million in 2016, $3.9 million in 2015, and $5.6 million in 2014. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income and a reduction of the effective tax rate.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently being audited by the Internal Revenue Service for tax years 2008 through 2010. To the extent the final tax liabilities are different from the amounts accrued, this would result in an increase or decrease in net operating loss carryforwards which would impact tax expense. Additionally, the Company is being audited by various state tax agencies and certain foreign countries. To the extent the final tax liabilities are different from the amounts accrued, the increases or decreases would be recorded as income tax expense or benefit in the consolidated statements of income. Although the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty.

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

Note 9. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands, except per share amounts)
Numerator:
Net income	$187,838	$377,261	$197,165

Denominator:
Weighted average common shares outstanding	75,094	81,818	82,872
Effect of dilutive stock options and restricted stock units	3,693	3,823	3,859
Denominator for diluted earnings per share	78,787	85,641	86,731

Net income per share:
Basic	$2.50	$4.61	$2.38
Diluted	$2.38	$4.41	$2.27

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	As of
	October 1, 2016	October 3, 2015	September 27, 2014
Potentially dilutive securities:	(In thousands)
Employee stock options	477	776	2,502
Restricted stock units	3	13	112
Total	480	789	2,614

Note 10. Stockholders' Equity

In 2009, the Company's stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 7.5 million shares of common stock for issuance thereunder, which was subsequently increased to 21.7 million shares. The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The per share exercise price for shares to be issued pursuant to exercise of an option must be no less than 100% of the fair market value per share on the date of grant.

Upon approval of the 2009 Plan, all of the Company's other stock plans were terminated as to future grants. Although these plans have been terminated, they will continue to govern all awards granted under them until the expiration of the awards.

As of October 1, 2016, an aggregate of 12.5 million shares were authorized for future issuance under the Company's stock plans, of which 9.5 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.0 million shares of common stock were available for future grant. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2009 plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan.

Stock Repurchase Program

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. During 2016 and 2015, the Company repurchased 6.8 million shares and 5.8 million shares of its common stock for $141.2 million and $121.2 million, respectively. As of October 1, 2016, $212.8 million remains available under repurchase programs authorized by the Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 46,000, 61,000 and 71,000 shares of its common stock during 2016, 2015, and 2014, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $1.0 million, $1.5 million and $1.2 million, respectively, in conjunction with these purchases.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	October 1, 2016	October 3, 2015
	(In thousands)
Foreign currency translation adjustments	$90,364	$86,630
Unrealized holding losses on derivative financial instruments	(439)	(683)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(24,544)	(19,376)
Total	$65,381	$66,571

Note 11. Other Income, Net

The following table summarizes the major components of other income, net (in thousands):

	Year ended
	October 1, 2016	October 3, 2015	September 27, 2014
Foreign exchange losses	$(415)	$681	$(1,962)
Bargain purchase gain	1,643	—	—
Other, net	2,835	86	5,068
Total	$4,063	$767	$3,106

Note 12. Acquisitions

Fiscal 2016 Acquisitions

Storage Software Provider

On January 5, 2016, the Company purchased all of the outstanding stock of a privately-held provider of data storage software solutions targeted at OEM's and systems integrators. The acquisition is expected to enable the Company to extend its storage product offerings from storage hardware to a full storage solution product. Total consideration paid for this acquisition was $36.8 million, consisting of $19.0 million of cash and a non-interest bearing promissory note due May 1, 2016 with a discounted value of $17.8 million as of the acquisition date. The promissory note was repaid on the due date. The acquisition is reported as part of the Company's Newisys reporting unit.

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

Goodwill is tax deductible and reflects the Company's expectation that the acquisition will enable the Company to broaden its relationships with certain of its existing key customers, realize synergies associated with leveraging the acquisition to develop other software solutions to become a provider of a full storage systems solution, and leverage the acquiree's knowledgeable and experienced workforce. Goodwill and identifiable assets are recorded in other non-current assets on the consolidated balance sheets. Identifiable intangible assets are being amortized over three to four years.

Malaysian Manufacturing Facility

On February 1, 2016, the Company completed its acquisition of a manufacturing facility and related assets from a customer in the industrial end market. As part of this transaction, the Company also entered into a master supply agreement for the provision of products to such customer. The acquisition augments the Company's current manufacturing footprint and technological capabilities for serving this diverse end-user customer base. Total consideration paid for this acquisition was $53.5 million, consisting of $41.2 million of cash and a four-year non-interest bearing promissory note with a discounted value of $12.3 million as of the acquisition date. This acquisition is reported in the Company's IMS reportable segment.

The Company's allocation of the purchase price was based on management's estimate of the acquisition-date fair values of assets acquired and liabilities assumed, as follows:

(In thousands)
Current assets	$31,580
Noncurrent assets	24,122
Noncurrent liabilities	(581)
Total	$55,121

Consideration paid was less than the fair values of assets acquired, resulting in a bargain purchase gain of $1.6 million, which was recorded in interest and other, net on the consolidated statements of income in the second quarter of 2016. The Company reassessed the recognition and measurement of identifiable assets and liabilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate. The bargain purchase gain resulted from the discount attributable to financing a portion of the purchase price with the acquiree using a non-interest bearing promissory note.

Fiscal 2016 Acquisitions - Aggregate

For the two acquisitions completed in 2016, total consideration paid was $90.3 million, consisting of $60.2 million of cash and non-interest bearing promissory notes with a discounted value of $30.1 million as of the acquisition date. This non-cash portion of consideration paid will be disclosed as a supplemental cash flow item on the consolidated cash flow statement until the period in which it occurred is no longer presented. The amount presented is fixed at the acquisition date value, regardless of future changes resulting from accretion of interest or repayments.

The pro forma effect of these acquisitions, as if they had occurred at the beginning of the year, was not material to the consolidated financial statements.

Fiscal 2015 Acquisition

During the fourth quarter of 2015, the Company purchased all outstanding stock of a privately-held company that designs and manufactures equipment for the oil and gas industry. Consideration for the acquisition consisted of cash of $15.4 million plus up to an additional $23.5 million if certain annual earnings targets are achieved. The fair value of contingent consideration was determined to be $11.0 million as of the acquisition date.

During the second quarter of 2016, the fair value of the Company's contingent consideration liability decreased by $7.6 million, resulting in a credit to cost of sales on the condensed consolidated statement of income. The change in fair value resulted from a revision to the Company's estimate of future earnout payments, driven primarily by weakened conditions in the oil and gas industry.

Fiscal 2014 Acquisitions

During the third quarter of 2014, the Company acquired a manufacturing operation that primarily produces industrial-related products serving multiple end-user markets. The Company also entered into a master supply agreement with the acquiree in connection with this acquisition. Total consideration paid for this acquisition was $40.2 million, consisting of $25.4 million of cash and non-interest bearing promissory note with a discounted value of $14.8 million.

During the first quarter of 2014, the Company acquired a manufacturing operation in the oil and gas industry that increased the Company's precision machining, assembly, integration and test capabilities. The Company also entered into a master supply agreement with the acquiree in connection with this acquisition. Cash consideration paid by the Company for this acquisition was $54.1 million.

Note 13. Business Segment, Geographic and Customer Information

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

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding). Products include memory, optical, RF and microelectronics solutions from the Company's Viking Technology division, defense and aerospace products from SCI Technology, storage solutions from the Company's Newisys division and cloud-based manufacturing execution system from the Company's newly-formed division, 42Q. Services include design, engineering, logistics and repair services.

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity of economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. The Company determined that it has only one reportable segment - IMS, which generated 80% of the Company's total revenue in 2016. The Company's CPS business consists of multiple operating segments which, based on this evaluation, do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements. Intersegment sales consist primarily of sales of components from CPS to IMS.

The Company's chief operating decision making group is the Chief Executive Officer and Chief Financial Officer and they allocate resources and assess performance of operating segments based on a measure of revenue and gross profit that excludes items not directly related to the Company's ongoing business operations. These items are typically either non-recurring or non-cash in nature.

Segment information is as follows:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
Gross sales:
IMS	$5,297,740	$5,157,427	$4,933,714
CPS	1,372,412	1,414,797	1,514,340
Intersegment revenue	(188,971)	(197,683)	(231,092)
Unallocated items (1)	—	—	(1,856)
Net Sales	$6,481,181	$6,374,541	$6,215,106

Gross Profit:
IMS	$397,309	$366,436	$339,909
CPS	121,696	135,064	155,974
Total	519,005	501,500	495,883
Unallocated items (1)	(4,723)	(17,644)	(7,600)
Total	$514,282	$483,856	$488,283

Depreciation and amortization:
IMS	$66,036	$56,428	$50,933
CPS	33,062	35,526	38,420
Total	99,098	91,954	89,353
Unallocated corporate items (2)	12,812	8,613	8,324
Total	$111,910	$100,567	$97,677

Capital expenditures (receipt basis):
IMS	$83,084	$105,755	$47,103
CPS	21,852	17,290	27,724
Total	104,936	123,045	74,827
Unallocated corporate items (2)	5,624	3,436	4,635
Total	$110,560	$126,481	$79,462

(1)
For purposes of evaluating segment performance, management excludes certain items from its measures of revenue and gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

(2)	Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales.

Information by geographic segment, determined based on the country in which a product is manufactured or a service is provided, was as follows:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
Net sales:
United States	$1,045,998	$1,029,897	$1,041,892
Mexico	1,869,651	1,979,085	1,693,564
China	1,421,693	1,510,208	1,564,389
Other international	2,143,839	1,855,351	1,915,261
Total	$6,481,181	$6,374,541	$6,215,106

Percentage of net sales represented by ten largest customers	52.0%	48.3%	50.3%
Number of customers representing 10% or more of net sales	1	—	—

	As of
	October 1, 2016	October 3, 2015
	(In thousands)
Property Plant and Equipment, net:
United States	$164,481	$149,340
Mexico	145,916	159,907
China	80,894	84,426
Other international	226,233	197,171
Total	$617,524	$590,844

Note 14. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
Stock options	$3,943	$9,894	$9,820
Restricted stock units, including performance-based awards	22,964	10,759	8,969
Total	$26,907	$20,653	$18,789

Stock-based compensation expense was recognized as follows:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
Cost of sales	$7,350	$6,611	$5,849
Selling, general & administrative	18,903	13,859	12,861
Research & development	654	183	79
Total	$26,907	$20,653	$18,789

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

Assumptions used to estimate the fair value of stock options granted were as follows:

	Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Volatility	49.3%	52.9%	67.6%
Risk-free interest rate	1.5%	1.6%	1.5%
Dividend yield	—	—	—
Expected life of options	5.0	5.0	5.0

Stock option activity was as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 28, 2013	9,562	12.65	5.99	62,825
Granted	648	15.89
Exercised/Cancelled/Forfeited/Expired	(2,029)	12.67
Outstanding as of September 27, 2014	8,181	12.90	5.30	93,767
Granted	567	24.48
Exercised/Cancelled/Forfeited/Expired	(1,715)	16.13
Outstanding as of October 3, 2015	7,033	13.05	4.94	53,938
Granted	1	23.77
Exercised/Cancelled/Forfeited/Expired	(1,520)	14.13
Outstanding as of October 1, 2016	5,514	12.75	4.10	81,659
Vested and expected to vest as of October 1, 2016	5,487	12.71	4.08	81,503
Exercisable as of October 1, 2016	5,129	12.13	3.82	79,163

The weighted-average grant date fair value of stock options granted during 2016, 2015 and 2014 was $10.46, $12.46, and $9.14, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated. The total intrinsic value of stock options exercised was $15.9 million for 2016, $16.2 million for 2015 and $18.3 million for 2014.

As of October 1, 2016, unrecognized compensation expense of $2.8 million is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding stock options outstanding at October 1, 2016:

Options Outstanding				Options Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
	(In thousands)			(In thousands)
$1.50-$6.89	644	2.60	3.55	643	3.55
$6.90-$8.81	1,742	4.21	8.70	1,712	8.70
$8.82-$11.57	717	4.19	10.50	716	10.50
$11.58-$15.76	815	4.75	13.87	727	13.68
$15.77-$21.30	908	2.38	19.26	903	19.27
$21.31-$25.80	688	6.59	24.04	428	23.76
$1.50-$25.80	5,514	4.10	12.75	5,129	12.13

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

 Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted Grant-Date Fair Value Per Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 28, 2013	1,768	10.90	2.02	31,052
Granted	1,204	17.16
Vested/Forfeited/Cancelled	(631)	13.99
Outstanding as of September 27, 2014	2,341	13.29	2.01	56,064
Granted	966	23.42
Vested/Forfeited/Cancelled	(328)	13.79
Outstanding as of October 3, 2015	2,979	16.52	1.52	59,843
Granted	1,698	23.22
Vested/Forfeited/Cancelled	(679)	15.33
Outstanding as of October 1, 2016	3,998	19.57	1.35	110,183
Expected to vest as of October 1, 2016	3,717	19.62	1.32	84,048

The weighted-average grant date fair value of restricted stock units granted was $23.22, $23.42 and $17.16 in 2016, 2015 and 2014, respectively. The total fair value of restricted stock units vested was $10.4 million for 2016, $6.7 million for 2015 and $9.2 million for 2014. As of October 1, 2016, unrecognized compensation expense of $33.4 million is expected to be recognized over a weighted average period of 1.4 years. Additionally, as of October 1, 2016, unrecognized compensation expense related to performance-based restricted stock units for which achievement of vesting criteria is not currently considered probable was $12.6 million.

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

The Company sponsors a deferred compensation plan for eligible employees that allows participants to defer payment of all or part of their compensation. Deferrals under these plans were $4.2 million and $3.7 million for 2016 and 2015, respectively. Assets/liabilities associated with these plans were approximately $20.8 million and $15.5 million, as of October 1, 2016 and October 3, 2015, respectively, and are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets. Two of the funds in which plan participants can invest are managed by an independent global investment manager that is considered a related party of the Company since it owned more than 10% of the Company's outstanding common stock as of October 1, 2016. Approximately 30% of the plan's assets are in these funds, only one of which holds a position in the Company's stock (represents less than one-quarter of one percent of the fund's holdings).

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's defined benefit plans is October 1, 2016.

Changes in benefit obligations for the defined benefit plans described above were as follows (in thousands):

	As of October 1, 2016		As of October 3, 2015		As of September 27, 2014
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning projected benefit obligation	$26,441	$48,816	$27,351	$49,053	$26,702	$44,590
Service cost	—	1,569	—	1,143	—	1,172
Interest cost	871	1,341	819	1,498	966	1,771
Actuarial loss	3,456	3,244	492	4,625	1,998	4,187
Benefits paid	(718)	(1,266)	(660)	(942)	(660)	(912)
Other (1)	(1,675)	(48)	(1,561)	(6,561)	(1,655)	(1,755)
Ending projected benefit obligation	$28,375	$53,656	$26,441	$48,816	$27,351	$49,053

Ending accumulated benefit obligation	$28,375	$48,371	$26,441	$45,129	$27,351	$44,363

(1)	Includes miscellaneous items such as settlements, curtailments, foreign exchange rate movements, etc.

Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Discount rate	2.71%	3.45%	2.32%	2.79%
Rate of compensation increases	—%	—%	2.72%	2.58%

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

Changes in plan assets and funded status for the defined benefit plans described above were as follows (in thousands):

	As of October 1, 2016		As of October 3, 2015		As of September 27, 2014
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$18,646	$27,079	$21,472	$29,049	$20,767	$28,255
Actual return	1,341	(461)	(605)	2,231	3,020	2,719
Employer contributions	—	607	—	422	—	394
Benefits paid	(718)	(1,266)	(660)	(942)	(660)	(912)
Other (1)	(1,675)	86	(1,561)	(3,681)	(1,655)	(1,407)
Ending fair value	$17,594	$26,045	$18,646	$27,079	$21,472	$29,049
Underfunded status	$(10,781)	$(27,611)	$(7,795)	$(21,737)	$(5,879)	$(20,004)

(1)	Includes miscellaneous items such as settlements, foreign exchange rate movements, etc.

Weighted-average asset allocations by asset category for the U.S. and non-U.S. plans were as follows:

	U.S.			Non-U.S.
	Level 1			Level 1
	As of			As of
	Target	October 1, 2016	October 3, 2015	Target	October 1, 2016	October 3, 2015
Equity securities	51%	51.1%	50.8%	20%	26.4%	15.4%
Debt securities	49%	48.9%	49.2%	80%	72.3%	77.7%
Cash	—%	—%	—%	—%	1.3%	6.9%
Total	100%	100%	100%	100%	100%	100%

The Company's investment strategy is designed to ensure that sufficient pension assets are available to pay benefits as they become due. In order to meet this objective, the Company has established targeted investment allocation percentages for equity and debt securities as noted in the preceding table. As of October 1, 2016, U.S. plan assets are invested in mutual funds which are valued based on the net asset value (NAV) of the underlying securities that is reflective of quoted prices in an active market. The beneficial interest of each participant is represented in units which are issued and redeemed daily at the fund's closing NAV. Non-U.S. plan assets are invested in publicly-traded mutual funds consisting of medium-term Euro bonds and stocks of companies in the European region. The mutual funds are valued using the NAV that is quoted in an active market. The plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of October 1, 2016 there were no significant concentrations of credit risk related to pension plan assets.

The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of October 1, 2016		As of October 3, 2015		As of September 27, 2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net amount recognized on consolidated balance sheets:
Current liabilities	$—	$(1,260)	$—	$(1,067)	$—	$(894)
Non-current liabilities	(10,781)	(26,351)	(7,795)	(20,670)	(5,879)	(19,110)
Net liability recognized on consolidated balance sheets	$(10,781)	$(27,611)	$(7,795)	$(21,737)	$(5,879)	$(20,004)

Amounts recognized in AOCI (pre-tax) consist primarily of unrecognized net actuarial losses and are as follows (in thousands):

	As of October 1, 2016		October 3, 2015		As of September 27, 2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated other comprehensive loss	$7,801	$16,841	$6,550	$12,958	$5,255	$11,827

Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2017 is not material. Net periodic benefit costs consist primarily of service cost and interest cost and were not material for any period presented herein.

Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Discount rate	3.45%	3.12%	2.79%	3.58%
Expected return on plan assets	4.50%	4.50%	1.30%	2.90%
Rate of compensation increases	—%	—%	2.58%	2.59%

The expected long-term rate of return on assets for the U.S. and non-U.S. pension plans used in these calculations is developed considering several factors, including historical rates of returns, expectations of future returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations between asset classes and their expected volatilities.

Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2017	$8,769
2018	$4,184
2019	$4,075
2020	$3,912
2021	$4,260
Years 2022 through 2026	$22,375

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2016. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of October 1, 2016, our internal control over financial reporting was effective based on the COSO criteria. Our management's assessment of the effectiveness of our internal control over financial reporting as of October 1, 2016 excluded two businesses, consisting of a storage software provider and a Malaysian manufacturing facility, which were acquired in purchase business combinations during the year ended October 1, 2016. These businesses, in aggregate, constituted 2.8% of our consolidated total assets as of October 1, 2016 and generated 5.2% of our consolidated net sales for the year ended October 1, 2016. The effectiveness of our internal control over financial reporting as of October 1, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)	Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
3.8(8)	Certificate of Amendment of Amended and Restated Bylaws dated December 7, 2015
4.1(9)
Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and U.S. Bank National Association, as trustee and as notes collateral agent.

4.2(9)	Form of Note for Sanmina Corporation’s 4.375% Senior Secured Notes due 2019
4.3(9)
Security Agreement, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation party thereto as grantors and U.S. Bank National Association, as notes collateral agent.

4.4(9)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(10)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.6(10)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
10.1(11)*	1999 Stock Plan.
10.2(12)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.3(13)	[removed and reserved]
10.4(14)	[removed and reserved]
10.5(15)	[removed and reserved]
10.6(16)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.7(17)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.8(18)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.9(19)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.10(20)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.11(21)	2003 Employee Stock Purchase Plan.
10.12(22)*	Revised form of Officer and Director Indemnification Agreement.
10.13(23)*	2009 Incentive Plan, as amended on March 7, 2016.
10.14(24)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.15(25)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.16(26)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.17(27)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.18	[removed and reserved]
10.19(28)*	Form of Change of Control Severance Benefit Agreement.
10.20(29)	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012.

10.21(30)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.22(31)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
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

10.28(37)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan
10.29(38)*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan
10.30(39)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors
10.31(40)*	Second Amendment to the Sanmina Corporation Deferred Compensation Plan for Outside Directors
14.1(41)	Code of Business Conduct and Ethics of the Registrant
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
23.2	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(42)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(42)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory plan in which an executive officer or director participates.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to exhibit to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(11)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(12)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(13)	[removed and reserved]
(14)	[removed and reserved]
(15)	[removed and reserved]
(16)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(17)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(18)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(20)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(21)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(22)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(23)	Incorporated by reference to Exhibit 10.13 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016, filed with the SEC on April 29, 2016.
(24)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(25)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(26)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(27)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009

(28)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(29)	Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(30)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(31)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(32)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(33)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2014, filed with the SEC on January 30, 2015.
(34)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(35)	Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(36)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2015.
(37)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(38)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(39)	Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(40)	Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(41)	Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(42)
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
Date: November 18, 2016

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

Signature	Title	Date

/s/ JURE SOLA	Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2016
Jure Sola

/s/ ROBERT K. EULAU	Chief Financial Officer (Principal Financial Officer)	November 18, 2016
Robert K. Eulau

/s/ DAVID ANDERSON	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 18, 2016
David Anderson

/s/ NEIL BONKE	Director	November 18, 2016
Neil Bonke

/s/ MICHAEL J. CLARKE	Director	November 18, 2016
Michael J. Clarke

/s/ EUGENE A. DELANEY	Director	November 18, 2016
Eugene A. Delaney

/s/ JOHN P. GOLDSBERRY	Director	November 18, 2016
John P. Goldsberry

/s/ RITA S. LANE	Director	November 18, 2016
Rita S. Lane

/s/ JOSEPH LICATA	Director	November 18, 2016
Joseph Licata

/s/ MARIO M. ROSATI	Director	November 18, 2016
Mario M. Rosati

/s/ WAYNE SHORTRIDGE	Director	November 18, 2016
Wayne Shortridge

/s/ JACKIE M. WARD	Director	November 18, 2016
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales adjustments
Fiscal year ended September 27, 2014	$11,735	$(1,457)	$—	$10,278
Fiscal year ended October 3, 2015	$10,278	$3,161	$—	$13,439
Fiscal year ended October 1, 2016	$13,439	$1,642	$—	$15,081

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
3.8(8)	Certificate of Amendment of Amended and Restated Bylaws dated December 7, 2015
4.1(9)
Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and U.S. Bank National Association, as trustee and as notes collateral agent.

4.2(9)	Form of Note for Sanmina Corporation’s 4.375% Senior Secured Notes due 2019
4.3(9)
Security Agreement, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation party thereto as grantors and U.S. Bank National Association, as notes collateral agent.

4.4(9)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(10)	Indenture, dated as of May 10, 2011, among Sanmina-SCI Corporation, certain subsidiaries of Sanmina-SCI Corporation, as guarantors, and U.S. Bank National Association, as trustee.
4.6(10)	Form of Note for Sanmina-SCI Corporation's 7% Senior Notes due 2019.
10.1(11)*	1999 Stock Plan.
10.2(12)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.3(13)	[removed and reserved]
10.4(14)	[removed and reserved]
10.5(15)	[removed and reserved]
10.6(16)	Form of Indemnification Agreement executed by the Registrant and its officers and directors pursuant to the Delaware reincorporation.
10.7(17)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.8(18)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.9(19)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.10(20)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.11(21)	2003 Employee Stock Purchase Plan.
10.12(22)*	Revised form of Officer and Director Indemnification Agreement.
10.13(23)*	2009 Incentive Plan, as amended on March 7, 2016.
10.14(24)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.15(25)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.16(26)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.17(27)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.18	[removed and reserved]
10.19(28)*	Form of Change of Control Severance Benefit Agreement.
10.20(29)	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012.

10.21(30)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.22(31)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
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

10.28(37)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan.
10.29(38)*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan.
10.30(39)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.31(40)*	Second Amendment to the Sanmina Corporation Deferred Compensation Plan for Outside Directors.
14.1(41)	Code of Business Conduct and Ethics of the Registrant.
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
23.2	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(42)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(42)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory plan in which an executive officer or director participates.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to exhibit to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 10, 2011.
(11)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(12)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(13)	[removed and reserved]
(14)	[removed and reserved]
(15)	[removed and reserved]
(16)	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-70700, filed with the SEC on February 19, 1993.
(17)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(18)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(20)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(21)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(22)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(23)	Incorporated by reference to Exhibit 10.13 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2016, filed with the SEC on April 29, 2016.
(24)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(25)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(26)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(27)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(28)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(29)	Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.

(30)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(31)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(32)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(33)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2014, filed with the SEC on January 30, 2015.
(34)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(35)	Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(36)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2015.
(37)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(38)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(39)	Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(40)	Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(41)	Incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(42)
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