Form 10-Q
period 2016-12-31
SANMINA CORP
filed 2017-02-03
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
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
Yes [ ]    No [x]

As of January 30, 2017, there were 74,293,480 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2016	October 1, 2016
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$405,240	$398,288
Accounts receivable, net of allowances of $16,866 and $15,081 as of December 31, 2016 and October 1, 2016, respectively	993,049	973,680
Inventories	963,905	946,239
Prepaid expenses and other current assets	55,394	57,445
Total current assets	2,417,588	2,375,652
Property, plant and equipment, net	620,911	617,524
Deferred tax assets	513,020	514,314
Other	116,468	117,732
Total assets	$3,667,987	$3,625,222

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,171,230	$1,121,135
Accrued liabilities	115,371	124,386
Accrued payroll and related benefits	105,232	127,326
Short-term debt, including current portion of long-term debt	43,416	28,416
Total current liabilities	1,435,249	1,401,263
Long-term liabilities:
Long-term debt	393,298	434,059
Other	176,674	180,097
Total long-term liabilities	569,972	614,156
Contingencies (Note 5)
Stockholders' equity	1,662,766	1,609,803
Total liabilities and stockholders' equity	$3,667,987	$3,625,222

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31, 2016	January 2, 2016
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,719,977	$1,534,714
Cost of sales	1,587,815	1,411,076
Gross profit	132,162	123,638

Operating expenses:
Selling, general and administrative	65,140	57,693
Research and development	8,171	9,647
Other	195	2,245
Total operating expenses	73,506	69,585

Operating income	58,656	54,053

Interest income	201	148
Interest expense	(5,267)	(5,878)
Other income (expense), net	1,257	(218)
Interest and other, net	(3,809)	(5,948)

Income before income taxes	54,847	48,105
Provision for income taxes	9,983	20,967
Net income	$44,864	$27,138

Net income per share:
Basic	$0.61	$0.35
Diluted	$0.58	$0.33

Weighted average shares used in computing per share amounts:
Basic	73,554	77,921
Diluted	77,175	81,205

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 31, 2016	January 2, 2016
	(Unaudited)
	(In thousands)
Net income	$44,864	$27,138
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(2,156)	(891)
Derivative financial instruments:
Change in net unrealized amount	(2,169)	364
Amount reclassified into net income	1,926	(295)
Defined benefit plans:
Changes in unrecognized net actuarial loss and unrecognized transition cost	1,060	375
Amortization of actuarial losses and transition costs	599	422
Total other comprehensive loss	(740)	(25)
Comprehensive income	$44,124	$27,113

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31, 2016	January 2, 2016
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$44,864	$27,138
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	28,972	25,751
Stock-based compensation expense	11,977	4,052
Deferred income taxes	1,477	12,326
Other, net	644	1,270
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,849)	5,848
Inventories	(19,306)	22,508
Prepaid expenses and other assets	1,614	429
Accounts payable	39,391	(12,557)
Accrued liabilities	(32,857)	(24,105)
Cash provided by operating activities	53,927	62,660

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,667)	(28,910)
Proceeds from sales of property, plant and equipment	3,582	202
Cash used in investing activities	(18,085)	(28,708)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	208,400	770,500
Repayments of revolving credit facility borrowings	(233,400)	(794,500)
Net proceeds from stock issuances	10,643	4,310
Repurchases of common stock	(13,623)	(28,694)
Holdback payment for a prior business combination	(2,262)	—
Cash used in financing activities	(30,242)	(48,384)

Effect of exchange rate changes	1,352	626
Increase (decrease) in cash and cash equivalents	6,952	(13,806)
Cash and cash equivalents at beginning of period	398,288	412,253
Cash and cash equivalents at end of period	$405,240	$398,447

Cash paid during the period for:
Interest, net of capitalized interest	$8,543	$8,957
Income taxes, net of refunds	$5,593	$9,339

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 1, 2016, included in the Company's 2016 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the first quarter of 2017 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2017 and 2016 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In August 2016, the FASB issued ASU 2016-15 "Classification of Certain Cash Receipts and Cash Payments (Topic 230)". This ASU addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The Company adopted this ASU at the beginning of fiscal 2017, the adoption of which did not have a significant effect on the statement of cash flows.

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)". This ASU requires the Company to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, the Company is required to disclose the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this ASU at the beginning of fiscal 2017, the adoption of which did not affect the Company's financial statements.

In April 2015, the FASB issued ASU 2015-3, "Simplifying the Presentation of Debt Issuance Costs (Topic 835)". This ASU requires presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. The Company adopted this ASU at the beginning of fiscal 2017, the adoption of which did not affect the Company's financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805)". This ASU provides guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the impact, if any, of adopting this new accounting standard.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230)". This ASU addresses presentations of total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

This ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the impact of adopting this new accounting standard to be significant.

In October 2016, the FASB issued Accounting Standards Update 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)". This ASU simplifies the accounting for income tax consequences of intra-entity transfers of assets other than inventory by requiring recognition of current and deferred income tax consequences when such transfers occur. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual period, but early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting standard.

In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting (Topic 718)". This ASU addresses several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification in the statement of cash flows. The new standard is effective for the Company at the beginning of fiscal 2018, including interim periods within that reporting period, but early adoption is allowed. The Company is currently evaluating the impact of adopting this new accounting standard.

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this new accounting standard.

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

Note 2. Inventories

Components of inventories were as follows:

	As of
	December 31, 2016	October 1, 2016
	(In thousands)
Raw materials	$695,421	$671,240
Work-in-process	128,848	144,355
Finished goods	139,636	130,644
Total	$963,905	$946,239

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally less than 10% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of December 31, 2016, the aggregate carrying amount of the Company's long-term debt instruments was approximately 2% less than fair value as estimated based primarily on quoted prices (Level 2 input). The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both Level 1 inputs. Defined benefit plan assets are measured at fair value in the fourth quarter of each year. Foreign exchange contracts and contingent consideration were not material as of December 31, 2016 or October 1, 2016.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of December 31, 2016 or October 1, 2016.

Other non-financial assets, such as intangible assets and goodwill, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

Derivative Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange risk.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company's primary foreign currency cash flows are in certain Asian and European countries, Brazil, Israel and Mexico.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 31, 2016	October 1, 2016
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$81,121	$110,242
Number of contracts	47	43
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$339,304	$313,558
Number of contracts	51	46

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were not material for any period presented herein. As of December 31, 2016, AOCI related to foreign currency forward contracts was not material.

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

In addition to the short-term contracts discussed above, the Company has a foreign currency forward contract that matures in 2020. The Company entered into the contract to hedge a foreign currency exposure associated with a long-term promissory note issued in connection with a previous business combination.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	December 31, 2016	October 1, 2016
	(In thousands)
Secured debt due 2017	$40,000	$40,000
Senior secured notes due 2019	375,000	375,000
Non-interest bearing promissory notes	21,714	22,475
Total long-term debt	436,714	437,475
Less: Current portion (includes Secured debt due 2017)	43,416	3,416
Long-term debt	$393,298	$434,059

On January 31, 2017, subsequent to the end of the first quarter of 2017, the Company made an irrevocable election to repay its Secured debt due 2017 prior to its scheduled maturity of December 19, 2017. Accordingly, this debt obligation of $40.0 million will be paid on February 7, 2017, with no penalty for early repayment.

Short-term debt

The Company has a $375 million secured revolving credit facility (the "Cash Flow Revolver") that may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as March 4, 2019 if certain conditions exist. As of December 31, 2016, there were no borrowings and $16.8 million of letters of credit were outstanding under the Cash Flow Revolver.

As of December 31, 2016, certain foreign subsidiaries of the Company had a total of $74.0 million of short-term borrowing facilities, under which no borrowings were outstanding. Most of these facilities expire at various dates through the first quarter of 2018.

Debt covenants

The Company's Cash Flow Revolver requires the Company to comply with certain financial covenants. Additionally, the agreement governing the Company’s $40 million debt collateralized by the Company’s corporate campus requires the Company to comply with a financial covenant if certain conditions exist, none of which existed as of December 31, 2016. This covenant will no longer be applicable after February 7, 2017 when such debt is repaid.

The Company's debt agreements contain a number of restrictive covenants, restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions.

The Company was in compliance with these covenants as of December 31, 2016.

Note 5. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 31, 2016 and October 1, 2016, the Company had reserves of $42.2 million and $46 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and handling of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the generation, recycling, treatment and disposal of hazardous waste. As of December 31, 2016, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of December 31, 2016, the Company believes it has reserved a sufficient amount to satisfy anticipated future investigation and remediation costs at this site.

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

The provision for income taxes for the first quarter of 2017 and 2016 was $10.0 million (18.2% of income before taxes) and $21.0 million (43.6% of income before taxes), respectively. The decrease in income tax expense in 2017 was primarily attributable to a tax benefit resulting from the restructuring of certain foreign entities.

Note 7. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 31, 2016	October 1, 2016
	(In thousands)
Foreign currency translation adjustments	$88,208	$90,364
Unrealized holding losses on derivative financial instruments	(682)	(439)
Unrecognized net actuarial loss and transition cost for benefit plans	(22,885)	(24,544)
Total	$64,641	$65,381

Stock Repurchase Program

The Company did not repurchase any of its common stock in the open market during the first quarter of 2017 and repurchased 1.4 million shares of its common stock for $28.7 million during the first quarter of 2016. As of December 31, 2016, $212.8 million remains available under a stock repurchase program authorized by the Company's Board of Directors in 2016. This authorization has no expiration date.

In addition to the open market repurchases discussed above, the Company repurchased 453,000 and 20,000 shares of its common stock during the three months ended December 31, 2016 and January 2, 2016, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $13.6 million and $0.5 million, respectively, in conjunction with these repurchases.

Note 8. Business Segment, Geographic and Customer Information

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	December 31, 2016	January 2, 2016
	(In thousands)
Gross sales:
IMS	$1,414,270	$1,239,268
CPS	351,074	345,648
Intersegment revenue	(45,367)	(50,202)
Net sales	$1,719,977	$1,534,714

Gross profit:
IMS	$102,637	$95,609
CPS	33,289	30,102
Total	135,926	125,711
Unallocated items (1)	(3,764)	(2,073)
Total	$132,162	$123,638

(1)
For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended
	December 31, 2016	January 2, 2016
	(In thousands)
Net sales
United States	$299,876	$254,379
Mexico	474,160	484,970
China	321,739	367,259
Malaysia	211,191	46,608
Other international	413,011	381,498
Total	$1,719,977	$1,534,714

Percentage of net sales represented by ten largest customers	51.8%	48.2%
Number of customers representing 10% or more of net sales	2	—

Note 9. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 31, 2016	January 2, 2016
	(In thousands, except per share data)
Numerator:
Net income	$44,864	$27,138

Denominator:
Weighted average common shares outstanding	73,554	77,921
Effect of dilutive stock options and restricted stock units	3,621	3,284
Denominator for diluted earnings per share	77,175	81,205

Net income per share:
Basic	$0.61	$0.35
Diluted	$0.58	$0.33

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended
	December 31, 2016	January 2, 2016
	(In thousands)
Potentially dilutive securities:
Employee stock options	29	779
Restricted stock units	72	2
Total	101	781

Note 10. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended
	December 31, 2016	January 2, 2016
	(In thousands)
Stock options	$550	$1,240
Restricted stock units, including performance based awards	11,427	2,812
Total	$11,977	$4,052

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	December 31, 2016	January 2, 2016
	(In thousands)
Cost of sales	$2,864	$1,405
Selling, general and administrative	8,840	2,566
Research and development	273	81
Total	$11,977	$4,052

As of December 31, 2016, an aggregate of 10.3 million shares were authorized for future issuance under the Company's stock plans, of which 8.4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 1.9 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2016	5,514	12.75	4.10	81,659
Granted	—	—
Exercised/Cancelled/Forfeited/Expired	(709)	15.04
Outstanding as of December 31, 2016	4,805	12.41	4.03	113,109
Vested and expected to vest as of December 31, 2016	4,786	12.37	4.02	112,836
Exercisable as of December 31, 2016	4,542	11.86	3.82	109,411

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised such options at the Company's closing stock price on the date indicated.

As of December 31, 2016, unrecognized compensation expense of $2.3 million is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2016	3,998	19.57	1.35	110,183
Granted	941	32.56
Vested/Forfeited/Cancelled	(1,406)	13.42
Outstanding as of December 31, 2016	3,533	23.35	1.81	127,011
Expected to vest as of December 31, 2016	2,756	24.51	1.83	99,093

As of December 31, 2016, unrecognized compensation expense of $48.1 million is expected to be recognized over a weighted average period of 1.9 years. Additionally, as of December 31, 2016, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $14.3 million.

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

In accordance with the accounting rules for segment reporting, our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first quarter of fiscal 2017 and 2016. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

Our operations are managed as two businesses:

1.	Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2.
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies) and mechanical systems (enclosures, precision machining and plastic injection molding). Products include memory, RF, optical and microelectronics solutions from our Viking Technology division, defense and aerospace products from SCI Technology, storage solutions from our Newisys division and cloud-based manufacturing execution software from our 42Q Division. Services include design, engineering, logistics and repair services.

All references to years in this section refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2017 and 2016 are each 52 weeks.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues continues to be challenging. For example, CPS revenue and gross margins have decreased in each of the past two fiscal years, illustrating the challenges to our strategy. We believe this business is capable of consistently delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. Two customers represented 10% or more of our net sales for the three months ended December 31, 2016. No customer represented 10% or more of our net sales for the three months ended January 2, 2016.

We have typically generated about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations in regions such as Asia, Latin America and Eastern Europe to minimize their production and, in some cases, logistics costs.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover manufacturing services for a range of products in addition to other services. Under these agreements, a customer typically agrees to purchase specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products and some contracts contain cost reduction objectives, which can have the effect of reducing revenue, but not necessarily gross profit, from such customers.

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

For a complete description of our critical accounting policies and estimates, refer to our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 18, 2016.

Results of Operations

Key Operating Results

	Three Months Ended
	December 31, 2016	January 2, 2016
	(In thousands)
Net sales	$1,719,977	$1,534,714
Gross profit	$132,162	$123,638
Operating income	$58,656	$54,053
Net income	$44,864	$27,138

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 31, 2016	January 2, 2016	Increase/(Decrease)
Communications Networks	$642,589	$604,765	$37,824	6.3%
Industrial, Medical and Defense	777,497	609,804	167,693	27.5%
Embedded Computing and Storage	299,891	320,145	(20,254)	(6.3)%
Total	$1,719,977	$1,534,714	$185,263	12.1%

Net sales increased from $1.53 billion in the first quarter of 2016 to $1.72 billion in the first quarter of 2017, an increase of 12.1%. Sales to customers in our industrial, medical and defense market increased 27.5% primarily as a result of a customer program acquisition. Sales to customers in our communications networks end market increased 6.3% primarily as a result of new program wins. Sales to customers in our embedded computing and storage end market decreased 6.3% primarily due to decreased end-market demand for a customer's point-of-sale equipment.

Gross Margin

Gross margin decreased to 7.7% for the first quarter of 2017, from 8.1% for the first quarter of 2016. IMS gross margin decreased to 7.3% for the first quarter of 2017 from 7.7% for the first quarter of 2016 due primarily to unfavorable product mix and costs associated with new program ramp-ups. CPS gross margin increased to 9.5% for the first quarter of 2017 from 8.7% for the first quarter of 2016, primarily as a result of increased sales in our products group.

We expect gross margins to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

•	Changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	Changes in the overall volume of our business, which affect the level of capacity utilization;

•	Changes in the mix of high and low margin products demanded by our customers;

•	Parts shortages and operational disruption caused by natural disasters;

•	Greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	Provisions for excess and obsolete inventory, including provisions associated with distressed customers;

•	Level of operational efficiency;

•	Wage inflation and rising materials costs; and

•	Our ability to transition the location of manufacturing and assembly operations when requested by a customer in an efficient manner.

Operating Expenses

Operating expenses increased $3.9 million, from $69.6 million, or 4.5% of net sales, in the first quarter of 2016 to $73.5 million, or 4.3% of net sales, in the first quarter of 2017. This increase was primarily attributable to higher incentive compensation, including stock compensation expense which increased as a result of incremental expense for certain performance based stock awards that were deemed probable of achievement in the first quarter of 2017, partially offset by lower research and development expenses.

Interest and Other, Net

Interest and other, net decreased $2.1 million in the first quarter of 2017 compared to the first quarter of 2016 due primarily to lower daily average borrowings on our revolving credit facility in 2017.

The following table presents the significant components of other income (expense), net:

	Three Months Ended
	December 31, 2016	January 2, 2016
	(In thousands)
Foreign exchange gain (loss)	$1,226	$(829)
Other income, net	31	611
Total	$1,257	$(218)

Provision for Income Taxes

The provision for income taxes for the first quarter of 2017 and 2016 was $10.0 million (18.2% of income before taxes) and $21.0 million (43.6% of income before taxes), respectively. Although pre-tax income was higher in the first quarter of 2017, income tax expense decreased primarily as a result of a tax benefit from the restructuring of certain foreign entities.

Liquidity and Capital Resources

	Three Months Ended
	December 31, 2016	January 2, 2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$53,927	$62,660
Investing activities	(18,085)	(28,708)
Financing activities	(30,242)	(48,384)
Effect of exchange rate changes on cash and cash equivalents	1,352	626
Increase (decrease) in cash and cash equivalents	$6,952	$(13,806)

Key Working Capital Management Measures

	Three Months Ended
	December 31, 2016	October 1, 2016
Days sales outstanding (1)	52	53
Inventory turns (2)	6.7	6.6
Days inventory on hand (3)	55	55
Accounts payable days (4)	66	66
Cash cycle days (5)	41	42

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

Cash and cash equivalents were $405.2 million at December 31, 2016 and $398.3 million at October 1, 2016. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $1.0 billion as of December 31, 2016 and October 1, 2016.

Net cash provided by operating activities was $53.9 million and $62.7 million for the three months ended December 31, 2016 and January 2, 2016, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the three months ended December 31, 2016, we generated $87.9 million of cash from net income, excluding non-cash items, and consumed $34.0 million of cash from an increase in our net operating assets caused by various factors including payment of 2016 annual and fourth quarter bonuses in the first quarter of 2017 and semi-annual payments of interest expense due in the first quarter of each year. Increased business volume caused accounts receivable and inventory to increase by $22.8 million and $19.3 million, respectively. These increases were substantially offset by a corresponding increase in accounts payable of $39.4 million. DPO and DSO were consistent in both periods.

Net cash used in investing activities was $18.1 million and $28.7 million for the three months ended December 31, 2016 and January 2, 2016, respectively. During the three months ended December 31, 2016, we used $21.7 million of cash for capital expenditures and received proceeds of $3.6 million primarily from the sale of a certain property. During the three months ended January 2, 2016, we used $28.9 million of cash for capital expenditures.

Net cash used in financing activities was $30.2 million and $48.4 million for the three months ended December 31, 2016 and January 2, 2016, respectively. During the three months ended December 31, 2016, we used $13.6 million of cash for repurchases of common stock related to employee tax withholdings on vested restricted stock units, used $25.0 million of cash for net repayments of short-term borrowings, paid $2.3 million in connection with a previous business combination and received $10.6 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the three months ended January 2, 2016, we used $28.7 million of cash to repurchase common stock on the open market, repaid a net amount of $24.0 million of short-term borrowings and received $4.3 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We did not repurchase any of our common stock during the first quarter of 2017 and, as of December 31, 2016, we had $212.8 million remaining available to repurchase shares of our common stock under programs authorized by the Board of Directors.

On January 31, 2017, subsequent to the end of the first quarter of 2017, we made an irrevocable election to repay our Secured debt due 2017 prior to its scheduled maturity of December 19, 2017. Accordingly, this debt obligation of $40.0 million will be paid on February 7, 2017, with no penalty for early repayment.

Our $375 million secured revolving credit facility (the "Cash Flow Revolver") requires us to comply with certain financial covenants and our Secured Debt loan agreement contains a financial covenant that is only applicable to us if certain conditions exist, none of which existed as of December 31, 2016. The covenant associated with our Secured Debt will no longer be applicable after February 7, 2017 when such debt is repaid. Additionally, our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of December 31, 2016, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of December 31, 2016, we had reserves of $42.2 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

In connection with a previously completed acquisition, we could be required to make additional cash payments of up to $18.0 million if certain annual earnings targets are achieved in the next three years.

As of December 31, 2016, we had a liability of $89.7 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of December 31, 2016 consisted of (1) cash and cash equivalents of $405.2 million; (2) our Cash Flow Revolver, under which $358.2 million, net of outstanding letters of credit, was available as of December 31, 2016; (3) foreign short-term borrowing facilities of $74.0 million, all of which was available as of December 31, 2016 (an aggregate of $25.5 million of such facilities expire at various dates through the third quarter of 2017); and (4) cash generated from operations.

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

As of December 31, 2016, 54% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to certain of our outstanding long-term debt obligations and our revolving credit facility. As of December 31, 2016, $40 million of our debt bears interest at a floating rate. However, this debt is being repaid in full on February 7, 2017, prior to its scheduled maturity of December 19, 2017 (see Note 4 of Notes to Condensed Consolidated Financial Statements). Additionally, the interest rate we pay for borrowings under our $375 million short-term revolving credit facility is determined at the time of borrowing based on a floating index. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we entered into a four-year contract in the second quarter of 2016 to hedge a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the unaudited condensed consolidated statements of income. As of December 31, 2016, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $339.3 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $81.1 million as of December 31, 2016.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended October 1, 2016.

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

•
compliance with U.S and foreign laws concerning trade (including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the Foreign Corrupt Practices Act (“FCPA”);

•	difficulties in obtaining or complying with export license requirements;

•	changes in tariffs;

•	rising labor costs;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	labor unrest, including strikes;

•	difficulties in staffing due to immigration or travel restrictions imposed by national governments;

•	security concerns;

•	political instability and/or regional military tension or hostilities;

•	inflexible employee contracts or labor laws in the event of business downturns;

•	coordinating communications among and managing international operations;

•	fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;

•	currency controls;

•	changes in tax and trade laws that increase our local costs;

•	exposure to heightened corruption risks;

•	aggressive, selective or lax enforcement of laws and regulations by national governmental authorities;

•	adverse rulings in regards to tax audits; and

•	misappropriation of intellectual property.

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

Changes in international trade agreements could increase the cost of using our offshore manufacturing services for our U.S customers, leading them to reduce orders to us and decreasing our revenue and net income.

Although we maintain significant manufacturing capacity in the U.S., the substantial majority of our manufacturing operations are located outside the U.S. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. However, the willingness of our U.S customers to have us manufacture their products in our offshore facilities could be reduced should trade agreements involving the U.S change following the recent U.S Presidential election in a manner that increases the costs to such customers of importing their products into the U.S, through increased tariffs, or otherwise. Although the details of any such changes, should they occur, remain unclear, any decision by a large number of our U.S customers to cease using our offshore manufacturing services without commensurately increasing their use of our domestic manufacturing services would materially reduce our revenue and net income.

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

We rely on internal and third party information technology networks and systems for worldwide financial reporting, inventory management, procurement, invoicing and email communications, among other functions. Despite our business continuity planning, including redundant data sites and network availability, our systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of network security measures that we believe to be reasonable, our systems and those of third parties on which we rely may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing and business email compromise efforts. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal information, including intellectual property, relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense division is subject to government regulations requiring the safeguarding of certain unclassified government information and to report to the government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures we choose to implement will be sufficient to protect the data we manage. If we or our vendors are unable to prevent such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers against us relating to loss of their information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in government programs.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers or our manufacturing processes infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop importing or producing products or components of products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages and/or impact on production of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others' intellectual property rights, there is no guaranty that these customers will have the financial wherewithal to stand behind such indemnities should the need arise, nor is there any guaranty that any such indemnity could be fully enforced.

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

We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, our cash management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities and other factors. Recent international initiatives will require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could increase our taxes payable and decrease our net income.

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

We can experience losses due to foreign exchange rate fluctuations and currency controls, which could reduce our net income and impact our ability to repatriate funds.

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Japanese yen, Chinese Renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, we may experience a reduction of our net income. In addition, certain countries in which we operate have adopted, or are considering adopting, currency controls requiring that local transactions be settled only in local currency rather than in our functional currency which could be different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

We are subject to a number of laws and regulations relating to the award, administration and performance of U.S. government contracts and subcontracts. Such laws and regulations govern, among other things, price negotiations, cost accounting standards, procurement rules and other aspects of performance under government contracts. These rules are complex and our performance under them is subject to audit by the Defense Contract Audit Agency and other government regulators. If an audit or investigation reveals a failure to comply with regulations or other improper activities, we could become subject to civil or criminal penalties and administrative sanctions by either the government or the prime customer, including government pre-approval of our government contracting activities, termination of the contract, payment of fines and suspension or debarment from doing further business with the U.S. government. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable government supplier.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the U.S. Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, defense and aerospace, and oil and gas manufacturing services because defects in these types of products can result in death or significant injury to end users of these products or environmental harm. Even when our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves. Additionally, insolvency of our customers may result in us being held ultimately liable for our customers’ design defects, which could significantly reduce our net income.

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

We cannot assure that past disposal activities will not result in liability that will materially affect us in the future, nor can we provide assurance that we do not have environmental exposures of which we are unaware and which could adversely affect our future operating results.

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

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP. Our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, provide disclosure of those assets and liabilities as of the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	February 3, 2017

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 3, 2017

EXHIBIT INDEX

Exhibit Number	Description

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