Form 10-Q
period 2017-04-01
SANMINA CORP
filed 2017-04-28
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	[X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
			(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]

As of April 24, 2017, there were 75,534,773 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	April 1, 2017	October 1, 2016
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$432,527	$398,288
Accounts receivable, net of allowances of $15,569 and $15,081 as of April 1, 2017 and October 1, 2016, respectively	971,363	973,680
Inventories	1,019,155	946,239
Prepaid expenses and other current assets	54,362	57,445
Total current assets	2,477,407	2,375,652
Property, plant and equipment, net	623,037	617,524
Deferred tax assets	500,675	514,314
Other	118,989	117,732
Total assets	$3,720,108	$3,625,222
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,174,209	$1,121,135
Accrued liabilities	130,724	124,386
Accrued payroll and related benefits	118,852	127,326
Short-term debt, including current portion of long-term debt	3,416	28,416
Total current liabilities	1,427,201	1,401,263
Long-term liabilities:
Long-term debt	393,762	434,059
Other	182,442	180,097
Total long-term liabilities	576,204	614,156
Contingencies (Note 5)
Stockholders' equity	1,716,703	1,609,803
Total liabilities and stockholders' equity	$3,720,108	$3,625,222

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,682,262	$1,611,174	$3,402,239	$3,145,888
Cost of sales	1,549,052	1,474,462	3,136,867	2,885,538
Gross profit	133,210	136,712	265,372	260,350

Operating expenses:
Selling, general and administrative	62,388	63,494	127,528	121,187
Research and development	8,437	9,997	16,608	19,644
Other	4,219	2,122	4,414	4,367
Total operating expenses	75,044	75,613	148,550	145,198

Operating income	58,166	61,099	116,822	115,152

Interest income	238	159	439	307
Interest expense	(5,486)	(6,353)	(10,753)	(12,231)
Other income, net	3,812	489	5,069	271
Interest and other, net	(1,436)	(5,705)	(5,245)	(11,653)

Income before income taxes	56,730	55,394	111,577	103,499
Provision for income taxes	25,013	25,033	34,996	46,000
Net income	$31,717	$30,361	$76,581	$57,499

Net income per share:
Basic	$0.42	$0.40	$1.03	$0.75
Diluted	$0.41	$0.39	$0.99	$0.72

Weighted average shares used in computing per share amounts:
Basic	74,761	75,477	74,156	76,605
Diluted	77,864	78,525	77,531	79,740

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(Unaudited)
	(In thousands)
Net income	$31,717	$30,361	$76,581	$57,499
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	1,612	2,797	(544)	1,906
Derivative financial instruments:
Change in net unrealized amount	794	(1,354)	(1,375)	(990)
Amount reclassified into net income	(460)	1,457	1,466	1,162
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	170	(483)	1,230	(108)
Amortization of actuarial losses and transition costs	567	442	1,166	864
Total other comprehensive income	2,683	2,859	1,943	2,834
Comprehensive income	$34,400	$33,220	$78,524	$60,333

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 1, 2017	April 2, 2016
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$76,581	$57,499
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,249	53,443
Stock-based compensation expense	19,619	12,537
Deferred income taxes	13,744	21,624
Other, net	(244)	(22)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,119	(60,744)
Inventories	(73,338)	28,833
Prepaid expenses and other assets	2,827	(6,495)
Accounts payable	45,952	79,046
Accrued liabilities	(1,861)	19,588
Cash provided by operating activities	142,648	205,309

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(55,282)	(58,013)
Proceeds from sales of property, plant and equipment	3,827	332
Cash paid for business combinations, net of cash acquired	—	(58,878)
Cash used in investing activities	(51,455)	(116,559)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(40,000)	(966)
Proceeds from revolving credit facility borrowings	246,600	1,609,700
Repayments of revolving credit facility borrowings	(271,600)	(1,604,700)
Net proceeds from stock issuances	22,691	5,752
Repurchases of common stock	(13,623)	(103,960)
Holdback payment for a prior business combination	(2,262)	—
Cash used in financing activities	(58,194)	(94,174)

Effect of exchange rate changes	1,240	490
Increase (decrease) in cash and cash equivalents	34,239	(4,934)
Cash and cash equivalents at beginning of period	398,288	412,253
Cash and cash equivalents at end of period	$432,527	$407,319

Cash paid during the period for:
Interest, net of capitalized interest	$9,070	$10,028
Income taxes, net of refunds	$9,799	$16,356

Acquisition-date fair value of non-interest bearing promissory notes issued in conjunction with business combinations (see Note 8)	$—	$30,105

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

Results of operations for the second quarter of 2017 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2017 and 2016 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15 "Classification of Certain Cash Receipts and Cash Payments (Topic 230)". This ASU addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The Company adopted this ASU at the beginning of fiscal 2017, the adoption of which did not have a significant effect on the statement of cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715)". This ASU requires the service costs component of net periodic pension costs to be presented in the same line item as other compensation costs and all other components of net periodic pension costs to be presented in the income statement as nonoperating expenses. This ASU is effective for the Company at the beginning of fiscal 2019 and should be applied retrospectively. A practical expedient permits the use of estimates for applying the retrospective presentation requirements. The Company does not expect the impact of adopting this new accounting standard to be significant.

In January 2017, the FASB issued ASU 2017-04, "Intangibles—Goodwill and Other (Topic 350)". This ASU simplifies the test for goodwill impairment by eliminating Step 2 of the goodwill impairment test which requires a hypothetical purchase price allocation to measure goodwill. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. This ASU is effective for the Company at the beginning of fiscal 2021 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating when to adopt this ASU.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)". This ASU provides guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for the Company at the beginning of fiscal 2019, including interim periods within that reporting period, but early adoption is permitted. The Company is currently evaluating when to adopt this ASU.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230)". This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Companies will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This ASU is effective for the Company at the beginning of fiscal 2019, including interim periods within that annual period, but early adoption is permitted. The Company is currently evaluating when to adopt this ASU and does not expect the impact of adopting this new accounting standard to be significant.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)". This ASU simplifies the accounting for income tax consequences of intra-entity transfers of assets other than inventory by requiring recognition of current and deferred income tax consequences when such transfers occur. The new standard is effective for the Company at the beginning of fiscal 2019, including interim periods within that annual period, but early adoption is permitted. The Company is currently evaluating when to adopt this ASU and the impact of adopting this new accounting standard.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)". This ASU addresses several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification in the statement of cash flows. The new standard is effective for the Company at the beginning of fiscal 2018, including interim periods within that reporting period, but early adoption is allowed. The Company expects to adopt this ASU at the beginning of fiscal 2018. Upon adoption, the Company expects to record a material increase to its deferred tax assets, with a corresponding increase to retained earnings.

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

Note 2. Inventories

Components of inventories were as follows:

	As of
	April 1, 2017	October 1, 2016
	(In thousands)
Raw materials	$750,479	$671,240
Work-in-process	134,062	144,355
Finished goods	134,614	130,644
Total	$1,019,155	$946,239

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally less than 10% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of April 1, 2017, the fair value of the Company's long-term debt, as estimated based primarily on quoted prices (Level 2 input), was approximately 2% higher than its carrying amount. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and contingent consideration, neither of which were material as of April 1, 2017 or October 1, 2016.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of April 1, 2017 or October 1, 2016.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	April 1, 2017	October 1, 2016
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$86,482	$110,242
Number of contracts	53	43
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$304,879	$313,558
Number of contracts	44	46

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were not material for any period presented herein. As of April 1, 2017, AOCI related to foreign currency forward contracts was not material.

The Company enters into short-term foreign currency forward contracts to hedge foreign currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income, net, in the unaudited condensed consolidated statements of income. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items.

In addition to the short-term contracts discussed above, the Company has a foreign currency forward contract that matures in 2020 and was entered into as a hedge of foreign currency exposure associated with a long-term promissory note issued in connection with a previous business combination.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	April 1, 2017	October 1, 2016
	(In thousands)
Secured debt due 2017	$—	$40,000
Senior secured notes due 2019	375,000	375,000
Non-interest bearing promissory notes	22,178	22,475
Total long-term debt	397,178	437,475
Less: Current portion of non-interest bearing promissory notes	3,416	3,416
Long-term debt	$393,762	$434,059

During the second quarter of 2017, the Company prepaid the balance of the amount due under its secured debt due 2017 for $40.0 million plus accrued interest.

Short-term debt

The Company has a $375 million secured revolving credit facility (the "Cash Flow Revolver") that may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as March 4, 2019 if certain conditions exist. As of April 1, 2017, there were no borrowings and $13.4 million of letters of credit were outstanding under the Cash Flow Revolver.

As of April 1, 2017, certain foreign subsidiaries of the Company had a total of $74.0 million of short-term borrowing facilities, under which no borrowings were outstanding. Most of these facilities expire at various dates through the second quarter of 2019.

Debt covenants

The Company's Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions.

The Company was in compliance with these covenants as of April 1, 2017.

Note 5. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of April 1, 2017 and October 1, 2016, the Company had reserves of $41.7 million and $46.0 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and handling of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the generation, recycling, treatment and disposal of hazardous waste. As of April 1, 2017, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of April 1, 2017, the Company believes it has reserved a sufficient amount to satisfy anticipated future investigation and remediation costs at this site.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff has appealed this dismissal and the Company expects the appeal to be heard during the fourth quarter of 2017.

Other Matters

Two of the Company’s subsidiaries in Brazil are parties to a number of administrative and judicial proceedings for claims alleging that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. These claims seek payment of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries believe they have meritorious positions in these matters and intend to continue to contest the claims.

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

The provision for income taxes for the three months ended April 1, 2017 and April 2, 2016 was $25.0 million (44.1% of income before taxes) and $25.0 million (45.2% of income before taxes), respectively, and $35.0 million (31.4% of income before taxes) and $46.0 million (44.4% of income before taxes) for the six months ended April 1, 2017 and April 2, 2016, respectively. The decrease in income tax expense in 2017 on a year-to-date basis was primarily attributable to a discrete tax benefit in the first quarter of 2017 resulting from the merger of two foreign entities, the surviving entity of which was, and continues to be, included in the Company’s U.S. federal consolidated tax group. This restructuring allowed the Company to recognize a U.S. deferred tax asset to reflect the federal deductibility of a foreign uncertain tax position that became recognizable upon the merger of the subsidiaries.

Note 7. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	April 1, 2017	October 1, 2016
	(In thousands)
Foreign currency translation adjustments	$89,820	$90,364
Unrealized holding losses on derivative financial instruments	(348)	(439)
Unrecognized net actuarial losses and transition costs for benefit plans	(22,148)	(24,544)
Total	$67,324	$65,381

Stock Repurchase Program

The Company did not repurchase any of its common stock in the open market during the six months ended April 1, 2017 and repurchased 5.3 million shares of its common stock in the open market for $103.4 million during the six months ended April 2, 2016. As of April 1, 2017, $212.8 million remains available under a stock repurchase program authorized by the Company's Board of Directors in 2016. This authorization has no expiration date.

In addition to the open market repurchases discussed above, the Company repurchased 453,000 and 20,000 shares of its common stock during the six months ended April 1, 2017 and April 2, 2016, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $13.6 million and $0.5 million, respectively, in conjunction with these repurchases.

Note 8. Acquisitions

Fiscal 2016 Acquisitions

During the second quarter of 2016, the Company purchased all of the outstanding stock of a privately-held provider of data storage software solutions targeted at OEM's and system integrators. Goodwill arising from the acquisition is tax deductible and reflects the Company's expectation that the acquisition will enable the Company to broaden its relationships with certain of its existing key customers, realize synergies associated with leveraging the acquisition to develop other software solutions to become a provider of a full storage systems solution, and leverage the acquiree's knowledgeable and experienced workforce. Goodwill and identifiable intangible assets are recorded in other non-current assets on the condensed consolidated balance sheets. Identifiable intangible assets are being amortized over three to four years.

In addition, the Company acquired a manufacturing facility and related assets from a customer in the industrial end market during the second quarter of 2016. Consideration paid was less than the fair values of assets acquired, resulting in a bargain purchase gain of $1.6 million, net of tax, which was recorded in interest and other, net on the condensed consolidated statements of income in the second quarter of 2016. The Company reassessed, in the second quarter of 2016, the recognition and measurement of identifiable assets and liabilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate. The bargain purchase gain resulted from the discount attributable to financing a portion of the purchase price with the acquiree using a non-interest bearing promissory note.

Total consideration paid for the above acquisitions was $90.3 million, consisting of $60.2 million of cash and non-interest bearing promissory notes with a discounted value of $30.1 million as of the respective acquisition dates.

The Company's allocation of the purchase price was based on management's estimate of the acquisition-date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, as follows:

(In thousands)
Current assets, including cash of $1.3 million	$33,198
Noncurrent assets, including identifiable intangible assets of $7.3 million and goodwill of $30.8 million	62,632
Current liabilities	(3,146)
Noncurrent liabilities	(725)
Total	$91,959
Bargain purchase gain, net of tax	(1,642)
Total consideration paid	$90,317

There were no measurement-period adjustments for either of these two acquisitions during the one-year period subsequent to the date of acquisition.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(In thousands)
Gross sales:
IMS	$1,382,437	$1,314,504	$2,796,707	$2,553,772
CPS	349,637	343,337	700,711	688,985
Intersegment revenue	(49,812)	(46,667)	(95,179)	(96,869)
Net sales	$1,682,262	$1,611,174	$3,402,239	$3,145,888

Gross profit:
IMS	$100,644	$96,841	$203,281	$192,450
CPS	35,503	35,447	68,792	65,549
Total	136,147	132,288	272,073	257,999
Unallocated items (1)	(2,937)	4,424	(6,701)	2,351
Total	$133,210	$136,712	$265,372	$260,350

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(In thousands)
Net sales
United States	$303,514	$260,085	$603,390	$514,464
Mexico	469,572	445,009	943,732	929,979
China	313,740	383,967	635,479	751,226
Malaysia	194,467	117,930	405,658	164,538
Other international	400,969	404,183	813,980	785,681
Total	$1,682,262	$1,611,174	$3,402,239	$3,145,888

Percentage of net sales represented by ten largest customers	53.5%	53.9%	52.6%	52.2%
Number of customers representing 10% or more of net sales	2	1	2	1

Note 10. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(In thousands, except per share data)
Numerator:
Net income	$31,717	$30,361	$76,581	$57,499

Denominator:
Weighted average common shares outstanding	74,761	75,477	74,156	76,605
Effect of dilutive stock options and restricted stock units	3,103	3,048	3,375	3,135
Denominator for diluted earnings per share	77,864	78,525	77,531	79,740

Net income per share:
Basic	$0.42	$0.40	$1.03	$0.75
Diluted	$0.41	$0.39	$0.99	$0.72

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(In thousands)
Potentially dilutive securities:
Employee stock options	—	1,531	—	1,550
Restricted stock units	4	64	4	4
Total	4	1,595	4	1,554

Note 11. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(In thousands)
Stock options	$380	$1,243	$930	$2,483
Restricted stock units, including performance based awards	7,262	7,242	18,689	10,054
Total	$7,642	$8,485	$19,619	$12,537

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(In thousands)
Cost of sales	$2,035	$1,932	$4,899	$3,337
Selling, general and administrative	5,376	6,422	14,216	8,988
Research and development	231	131	504	212
Total	$7,642	$8,485	$19,619	$12,537

During the second quarter of 2017, the Company's stockholders approved the reservation of an additional 1.8 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of April 1, 2017, an aggregate of 11.1 million shares were authorized for future issuance under the Company's stock plans, of which 7.4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.7 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2016	5,514	12.75	4.10	81,659
Granted	—	—
Exercised/Cancelled/Forfeited/Expired	(1,658)	14.22
Outstanding as of April 1, 2017	3,856	12.12	4.16	109,450
Vested and expected to vest as of April 1, 2017	3,843	12.08	4.15	109,205
Exercisable as of April 1, 2017	3,688	11.68	4.01	106,284

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised such options at the Company's closing stock price on the date indicated.

As of April 1, 2017, unrecognized compensation expense of $1.8 million is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2016	3,998	19.57	1.35	110,183
Granted	1,023	33.15
Vested/Forfeited/Cancelled	(1,499)	13.95
Outstanding as of April 1, 2017	3,522	25.90	1.76	142,645
Expected to vest as of April 1, 2017	2,782	25.02	1.65	112,654

As of April 1, 2017, unrecognized compensation expense of $43.7 million is expected to be recognized over a weighted average period of 1.7 years. Additionally, as of April 1, 2017, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $14.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of completed, pending or anticipated acquisitions; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1 of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

Our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first half of fiscal 2017 and 2016. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

Our operations are managed as two businesses:

1.	Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2.
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies, and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronics solutions from our Viking Technology division, defense and aerospace products from SCI Technology, storage solutions from our Newisys division and cloud-based manufacturing execution software from our 42Q Division. Services include design, engineering, logistics and repair services.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues continues to be challenging. For example, CPS revenue and gross margins decreased in each of the past two fiscal years, illustrating the challenges to our strategy. We believe this business is capable of delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. Two customers represented 10% or more of our net sales for the three and six months ended April 1, 2017. One customer represented 10% or more of our net sales for the three and six months ended April 2, 2016.

We have typically generated about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations in regions such as Asia, Latin America and Eastern Europe to minimize their production costs.

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

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(In thousands)
Net sales	$1,682,262	$1,611,174	$3,402,239	$3,145,888
Gross profit	$133,210	$136,712	$265,372	$260,350
Operating income	$58,166	$61,099	$116,822	$115,152
Net income	$31,717	$30,361	$76,581	$57,499

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	April 1, 2017	April 2, 2016	Increase/(Decrease)		April 1, 2017	April 2, 2016	Increase/(Decrease)
Communications Networks	$624,547	$583,890	$40,657	7.0%	$1,267,136	$1,188,655	$78,481	6.6%
Industrial, Medical and Defense	766,065	681,310	84,755	12.4%	1,543,562	1,291,114	252,448	19.6%
Embedded Computing and Storage	291,650	345,974	(54,324)	(15.7)%	591,541	666,119	(74,578)	(11.2)%
Total	$1,682,262	$1,611,174	$71,088	4.4%	$3,402,239	$3,145,888	$256,351	8.1%

Net sales increased from $1.61 billion in the second quarter of 2016 to $1.68 billion in the second quarter of 2017, an increase of 4.4%. Net sales increased from $3.1 billion for the six months ended April 2, 2016, to $3.4 billion for the six months ended April 1, 2017, an increase of 8.1%. Sales to customers in our industrial, medical and defense market increased significantly in both periods primarily as a result of a customer program acquisition. Sales to customers in our communication networks end market increased in both periods primarily as a result of new program wins with existing customers as well as increased demand from existing customers. Sales to customers in our embedded computing and storage end market decreased in both periods primarily as a result of decreased end-market demand for our customers' point-of-sale equipment and set-top boxes.

Gross Margin

Gross margin decreased to 7.9% for the second quarter of 2017, from 8.5% for the second quarter of 2016. The decrease was primarily a result of a $7.6 million reduction, in contingent consideration in the second quarter of 2016 related to an acquisition in 2015. The contingent consideration reduction resulted from weakened conditions in the oil and gas industry and uncertainties regarding the effect of consolidations within the oil and gas industry on certain of our customers. The adjustment for contingent consideration was not allocated to our operating segments. IMS gross margin decreased slightly to 7.3% for the second quarter of 2017, from 7.4% for the second quarter of 2016. CPS gross margin decreased slightly to 10.2% for the second quarter of 2017, from 10.3% for the second quarter of 2016.

Gross margin decreased to 7.8% for the six months ended April 1, 2017, from 8.3% for the six months ended April 2, 2016. The decrease was primarily attributable to a $7.6 million reduction in contingent consideration in the second quarter of 2016 as discussed above. IMS gross margin decreased slightly to 7.3% for the six months ended April 1, 2017,from 7.5% for the six months ended April 2, 2016, primarily due to unfavorable product mix and costs associated with new program ramp-ups. CPS gross margin increased to 9.8% for the six months ended April 1, 2017, from 9.5% for the six months ended April 2, 2016, primarily as a result of increased sales in our products group.

We expect gross margins to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

•	Changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	Changes in the overall volume of our business, which affect the level of capacity utilization;

•	Changes in the mix of high and low margin products demanded by our customers;

•	Parts shortages and operational disruption caused by high demand or natural disasters;

•	Greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	Provisions for excess and obsolete inventory, including provisions associated with distressed customers;

•	Level of operational efficiency;

•	Wage inflation and rising materials costs; and

•	Our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Operating Expenses

Operating expenses decreased $0.6 million, from $75.6 million, or 4.7% of net sales, in the second quarter of 2016 to $75.0 million, or 4.5% of net sales, in the second quarter of 2017. Operating expenses increased $3.4 million, from $145.2 million, or 4.6% of net sales, for the six months ended April 2, 2016 to $148.6 million, or 4.4% of net sales, for the six months ended April 1, 2017. The increase for the six months ended April 1, 2017 was primarily attributable to higher incentive compensation, including stock compensation expense which increased as a result of incremental expense for certain performance-based stock awards that were deemed probable of achievement in the first quarter of 2017, partially offset by lower research and development spending for projects in our embedded computing and storage end market.

Interest and Other, Net

Interest and other, net decreased $4.3 million for the three months ended April 1, 2017 due primarily to lower daily average borrowings on our revolving credit facility in 2017 and foreign exchange gains of $2.6 million in 2017 compared to foreign exchange losses of $0.3 million in 2016. Interest and other, net decreased $6.4 million for the six months ended April 1, 2017 due primarily to lower daily average borrowings on our revolving credit facility in 2017 and foreign exchange gains of $3.8 million in 2017 compared to foreign exchange losses of $1.2 million in 2016.

The following table presents the significant components of other income, net:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(In thousands)
Foreign exchange gains (losses)	$2,579	$(346)	$3,805	$(1,175)
Bargain purchase gain	—	1,642	—	1,642
Other income (expense), net	1,233	(807)	1,264	(196)
Total	$3,812	$489	$5,069	$271

Provision for Income Taxes

The provision for income taxes for the three months ended April 1, 2017 and April 2, 2016 was $25.0 million (44.1% of income before taxes) and $25.0 million (45.2% of income before taxes), respectively, and $35.0 million (31.4% of income before taxes) and $46.0 million (44.4% of income before taxes) for the six months ended April 1, 2017 and April 2, 2016, respectively. The decrease in income tax expense in 2017 on a year-to-date basis was primarily attributable to a discrete tax benefit in the first quarter of 2017 resulting from the merger of two foreign entities, the surviving entity of which was, and continues to be, included in our U.S. federal consolidated tax group. This restructuring allowed us to recognize a U.S. deferred tax asset to reflect the federal deductibility of a foreign uncertain tax position that became recognizable upon the merger of the subsidiaries.

Liquidity and Capital Resources

	Six Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$142,648	$205,309
Investing activities	(51,455)	(116,559)
Financing activities	(58,194)	(94,174)
Effect of exchange rate changes on cash and cash equivalents	1,240	490
Increase (decrease) in cash and cash equivalents	$34,239	$(4,934)

Key Working Capital Management Measures

	Six Months Ended
	April 1, 2017	October 1, 2016
Days sales outstanding (1)	53	53
Inventory turns (2)	6.2	6.6
Days inventory on hand (3)	58	55
Accounts payable days (4)	69	66
Cash cycle days (5)	42	42

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

Cash and cash equivalents were $432.5 million at April 1, 2017 and $398.3 million at October 1, 2016. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $1.1 billion and $1.0 billion as of April 1, 2017 and October 1, 2016, respectively.

Net cash provided by operating activities was $142.6 million and $205.3 million for the six months ended April 1, 2017 and April 2, 2016, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended April 1, 2017, we generated $167.9 million of cash primarily from earnings, excluding non-cash items, and consumed $25.3 million of cash due to an increase in our net operating assets caused primarily by an increase in inventory of $73.3 million, partially offset by an increase in accounts payable of $46.0 million. Inventory increased primarily to support growth in customer demand and as a result of material shortages caused by increased customer demand late in the quarter for new product ramps and longer lead times on certain commodities. As a result, inventory turns decreased from 6.6 in the fourth quarter of 2016 to 6.2 in the second quarter of 2017. DPO increased from 66 days as of October 1, 2016 to 69 days as of April 1, 2017 due to a favorable shift from suppliers with shorter payment terms to suppliers with longer payment terms and a favorable shift in the linearity of material receipts.

Net cash used in investing activities was $51.5 million and $116.6 million for the six months ended April 1, 2017 and April 2, 2016, respectively. During the six months ended April 1, 2017, we used $55.3 million of cash for capital expenditures and received proceeds of $3.8 million primarily from the sale of a certain property. During the six months ended April 2, 2016, we paid $58.9 million in connection with business combinations and used $58.0 million of cash for capital expenditures.

Net cash used in financing activities was $58.2 million and $94.2 million for the six months ended April 1, 2017 and April 2, 2016, respectively. During the six months ended April 1, 2017, we used $13.6 million of cash to repurchase common stock related to employee with tax withholdings on vested restricted stock units, used $25.0 million of cash for net repayments of short-term borrowings, repaid $40.0 million of long-term debt, paid $2.3 million in connection with a previous business combination and received $22.7 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the six months ended April 2, 2016, we used $104.0 million of cash to repurchase common stock, repaid $1.0 million of long-term debt, received $5.0 million of net proceeds from short-term borrowings and received $5.8 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We did not repurchase any of our common stock during the first half of 2017 and, as of April 1, 2017, we had $212.8 million remaining available to repurchase shares of our common stock under programs authorized by the Board of Directors.

Our $375 million secured revolving credit facility (the "Cash Flow Revolver") requires us to comply with certain financial covenants. Additionally, our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of April 1, 2017, we were in compliance with these covenants.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of April 1, 2017, we had reserves of $41.7 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

In connection with a previously completed acquisition, we could be required to make additional cash payments of up to $18.0 million if certain annual earnings targets are achieved in the next three years.

As of April 1, 2017, we had a liability of $91.7 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of April 1, 2017 consisted of (1) cash and cash equivalents of $432.5 million; (2) our Cash Flow Revolver, under which $361.6 million, net of outstanding letters of credit, was available as of April 1, 2017; (3) foreign short-term borrowing facilities of $74.0 million, all of which was available as of April 1, 2017 (an aggregate of $25.5 million of such facilities expire at various dates through the first quarter of 2018); and (4) cash generated from operations.

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

As of April 1, 2017, 62% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of April 1, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our revolving credit facility as the interest rate we pay for borrowings is determined at the time of borrowing based on a floating index. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we entered into a four-year contract in the second quarter of 2016 to hedge a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the unaudited condensed consolidated statements of income. As of April 1, 2017, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $304.9 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor, 2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $86.5 million as of April 1, 2017.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2017, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are parties to ten groups of administrative and judicial proceedings in the Federal Revenue Secretariat of Brazil, the Chamber of Appeals of Administrative Court of Brazil, and the Lower Federal Court. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Secretariat of Brazil. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. The claims seek payment by the subsidiaries of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries have made counterclaims against the Federal Revenue Secretariat seeking recovery of certain income taxes and social fund contributions which it believes it overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in the cases against the subsidiaries between March 2007 and April 2014, all of which were appealed between April 2007 and May 2014. During the second quarter of fiscal 2014, the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the administrative agencies ruled on several of the subsidiaries' appeals, finding in favor of the subsidiaries in some cases and against them in others. The subsidiaries continue to appeal the remaining adverse determinations in these further administrative proceedings. The subsidiaries believe they have meritorious positions in these remaining matters and intend to continue to contest the claims against them.

On June 23, 2008, the Orange County Water District filed suit against Sanmina Corporation and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We have disputed the plaintiff's claims and asserted various defenses. In April 2013, the Superior Court ruled in favor of our motions for summary adjudication dismissing all claims against us in the suit. In July 2013, the Superior Court entered judgment in our favor and in August 2013 the plaintiff appealed this judgment. The Court of Appeal will hear the appeal in July 2017.

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of Environment (now, the Ontario Ministry of the Environment and Climate Change, the “MOE”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. In July 2013, our subsidiary submitted a conceptual remedial action plan to the MOECC with respect to the site outlining proposed investigation and remediation activities. In September 2013, the MOECC responded, indicating that it concurred with the conceptual remedial action plan, but requesting some additional information. Our subsidiary provided the MOECC such additional, and other, information and agreed to certain changes to the conceptual remedial action plan. In July 2015, the MOECC formally confirmed that a risk-based approach to further investigation and remediation at the site would be acceptable to the MOECC. Our subsidiary continues to provide submissions to the MOECC to specify the actions it would take using this approach. Although we believe our remedial action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase the costs of remediation, perhaps significantly.

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

We realize a substantial portion of our revenues from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of reducing our revenue and net income, perhaps substantially. There can be no assurance that we will not experience declines in demand in this or in other end markets in the future.

We are subject to risks arising from our international operations.

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are affected by economic, political and other conditions in the foreign countries in which we do business, including:

•	the imposition of currency controls;

•
changes in international trade laws that may result in our customers being subjected to increased duties and tariffs and reduce their willingness to use our services in countries in which we are currently manufacturing their products;

•
compliance with U.S laws concerning trade (including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), the Foreign Corrupt Practices Act (“FCPA”) and sanctions administered by the Office of Foreign Asset Controls (“OFAC”);

•	rising labor costs;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	labor unrest, including strikes;

•	difficulties in staffing due to immigration or travel restrictions imposed by national governments, including the U.S.;

•	security concerns;

•	political instability and/or regional military tension or hostilities;

•	inflexible employee contracts or labor laws in the event of business downturns;

•	coordinating communications among and managing our international operations;

•	fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;

•	changes in tax and trade laws that increase our local costs;

•	exposure to heightened corruption risks;

•	aggressive, selective or lax enforcement of laws and regulations by national governmental authorities;

•	adverse rulings in regards to tax audits; and

•	misappropriation of intellectual property.

Our operations in certain foreign locations receive favorable income tax treatment in the form of tax holidays or other incentives. In the event that such tax holidays or other incentives are not extended, are repealed, or we no longer qualify for such programs, our taxes may increase, which could reduce our net income.

We operate in countries that have experienced labor unrest, political instability and conflict and strife, including Brazil, China, India, Indonesia, Israel, Malaysia and Thailand and we have experienced work stoppages and similar disruptions in these foreign jurisdictions. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

Certain of our foreign manufacturing facilities are leased from third parties. To the extent we are unable to renew the leases covering such facilities as they expire on reasonable terms, or are forced to move our operations at those facilities to other locations as a result of a failure to agree upon renewal terms, production for our customers may be interrupted, we may breach our customer agreements, we could incur significant start-up costs at new facilities and our lease expense may increase, potentially significantly.

We are subject to intense competition in the EMS industry which could cause us to lose sales and therefore harm our financial performance.

The electronics manufacturing services (EMS) industry is highly competitive and the industry has experienced a surplus of manufacturing capacity. Our competitors include major global EMS providers, including Benchmark Electronics, Inc., Celestica, Inc., Flex Ltd., Jabil Circuit, Inc. and Plexus Corp., as well as other companies that have a regional, product, service or industry-specific focus. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

Changes in U.S. trade or tax policy could increase the cost of using our offshore manufacturing services for our U.S customers, leading them to reduce their orders to us.

Although we maintain significant manufacturing capacity in the United States, the substantial majority of our manufacturing operations are located outside the United States. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. However, the willingness of our U.S customers to have us manufacture their products in our offshore facilities could be reduced should the U.S. government exit or renegotiate trade agreements and frameworks to which it is currently bound or to which it adheres, including the North American Free Trade Act and the rules of the World Trade Organization or enact corporate income tax measures that favor U.S. exports over imports. Any decision by a large number of our U.S customers to cease using our offshore manufacturing services due to changes in U.S. trade or tax policy without commensurately increasing their use of our domestic manufacturing services would materially reduce our revenue and net income.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers or our manufacturing processes infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop importing or producing products or components of products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages and/or impact on production of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others' intellectual property rights, there is no guaranty that these customers will have the financial wherewithal to stand behind such indemnities should the need arise, nor is there any guaranty that any such indemnity could be fully enforced. We sometimes design products on a contract basis or jointly with our customers. In these situations, we may become subject to claims that products we design infringe third party intellectual property rights and may also be required to indemnify our customer against liability caused by such claims.

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

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Japanese yen, Chinese renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, we may experience a reduction of our net income. In addition, certain countries in which we operate have adopted, or are considering adopting, currency controls requiring that local transactions be settled only in local currency rather than in our functional currency which could be different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

Our operating results and cash generated from operations are subject to significant uncertainties, which can cause our future sales and net income to be variable.

Our operating results can vary due to a number of significant uncertainties, including:

•	our ability to replace declining sales from end-of-life programs with new business wins;

•	conditions in the economy as a whole and in the industries we serve;

•	fluctuations in components prices and component shortages caused by high demand, natural disaster or otherwise;

•	timing of new product development by our customers, which creates demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;

•	levels of demand in the end markets served by our customers;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	increasing labor costs in the regions in which we operate;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

•	customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;

•	our ability to efficiently move manufacturing activities to lower cost regions;

•	the effects of seasonality in our business;

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

We are subject to a number of laws and regulations relating to the award, administration and performance of U.S. government contracts and subcontracts. Such laws and regulations govern, among other things, price negotiations, cost accounting standards, procurement practices, equal opportunity and affirmative action in employment and other aspects of performance under government contracts. These rules are complex, our performance under them is subject to audit by the Defense Contract Audit Agency, the Office of Federal Contract Compliance Programs and other government regulators, and in most cases must be flowed down to our suppliers. If an audit or investigation reveals a failure to comply with regulations, we could become subject to civil or criminal penalties and administrative sanctions by either the government or the prime customer, including government pre-approval of our government contracting activities, termination of the contract, payment of fines and suspension or debarment from doing further business with the U.S. government. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable government supplier.

We may not have sufficient insurance coverage for potential claims and losses, which could leave us responsible for certain costs and damages.

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with our business, including failure to comply with typical customer warranties for workmanship, product liability, intellectual property infringement, product recall claims, certain natural disasters, such as earthquake, and environmental contamination. In addition, our policies generally have deductibles and/or limits that reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income will be reduced. Additionally, if one or more counterparties to our insurance coverage were to fail, we would bear the entire amount of an otherwise insured loss.

Our supply chain is subject to a number of economic, regulatory and environmental risks that could increase our costs or cause us to delay shipments to customers, reducing our revenue and margins.

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

Government regulations, such as the Dodd-Frank Act disclosure requirements relating to conflict minerals, and customer interest in responsible sourcing could decrease the availability and increase the prices of components used in our customers' products.

We may not be successful in implementing and integrating strategic transactions or in divesting assets or businesses, which could harm our operating results; goodwill and other assets, if impaired, could lead to a non-cash charge to earnings.

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs and improve our profits, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including, integrating acquired operations, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention, maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable.

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

Our revolving credit facility contains financial covenants with which we must continue to comply. In addition, our debt agreements include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our revolving credit facility would not be allowed, any of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the U.S. Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we expand our medical, automotive, defense and aerospace and oil and gas manufacturing services because defects in these types of products can result in death or significant injury to end users of these products or environmental harm. Even when our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves. Additionally, insolvency of our customers may result in us being held ultimately liable for our customers’ design defects, which could significantly reduce our net income.

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

Item 6. Exhibits

Exhibit Number	Description

10.13(1)	2009 Incentive Plan, as amended on March 6, 2017.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2017

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2017

EXHIBIT INDEX

Exhibit Number	Description

10.13(1)	2009 Incentive Plan, as amended on March 6, 2017.

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