Form 10-Q
period 2017-07-01
SANMINA CORP
filed 2017-07-28
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017
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
Yes [ ]    No [x]

As of July 24, 2017, there were 75,372,063 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 1, 2017	October 1, 2016
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$435,500	$398,288
Accounts receivable, net of allowances of $14,737 and $15,081 as of July 1, 2017 and October 1, 2016, respectively	1,036,049	973,680
Inventories	1,046,842	946,239
Prepaid expenses and other current assets	45,940	57,445
Total current assets	2,564,331	2,375,652
Property, plant and equipment, net	642,853	617,524
Deferred tax assets	483,766	514,314
Other	117,906	117,732
Total assets	$3,808,856	$3,625,222
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,256,081	$1,121,135
Accrued liabilities	119,979	124,386
Accrued payroll and related benefits	116,178	127,326
Short-term debt, including current portion of long-term debt	3,416	28,416
Total current liabilities	1,495,654	1,401,263
Long-term liabilities:
Long-term debt	390,957	434,059
Other	182,698	180,097
Total long-term liabilities	573,655	614,156
Contingencies (Note 5)
Stockholders' equity	1,739,547	1,609,803
Total liabilities and stockholders' equity	$3,808,856	$3,625,222

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,711,377	$1,669,474	$5,113,616	$4,815,362
Cost of sales	1,580,689	1,542,813	4,717,556	4,428,351
Gross profit	130,688	126,661	396,060	387,011

Operating expenses:
Selling, general and administrative	58,708	61,982	186,236	183,169
Research and development	8,394	9,444	25,002	29,088
Other	(2,990)	652	1,424	5,019
Total operating expenses	64,112	72,078	212,662	217,276

Operating income	66,576	54,583	183,398	169,735

Interest income	219	177	658	484
Interest expense	(5,503)	(6,410)	(16,256)	(18,641)
Other income, net	952	1,138	6,021	1,409
Interest and other, net	(4,332)	(5,095)	(9,577)	(16,748)

Income before income taxes	62,244	49,488	173,821	152,987
Provision for income taxes	25,840	19,954	60,836	65,954
Net income	$36,404	$29,534	$112,985	$87,033

Net income per share:
Basic	$0.48	$0.40	$1.52	$1.15
Diluted	$0.47	$0.38	$1.45	$1.10

Weighted average shares used in computing per share amounts:
Basic	75,332	73,620	74,548	75,609
Diluted	78,241	76,992	77,917	78,872

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(Unaudited)
	(In thousands)
Net income	$36,404	$29,534	$112,985	$87,033
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	176	1,545	(368)	3,451
Derivative financial instruments:
Change in net unrealized amount	514	(1,294)	(861)	(2,284)
Amount reclassified into net income	(497)	1,386	969	2,548
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(550)	(88)	680	(196)
Amortization of actuarial losses and transition costs	482	458	1,648	1,322
Total other comprehensive income	125	2,007	2,068	4,841
Comprehensive income	$36,529	$31,541	$115,053	$91,874

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 1, 2017	July 2, 2016
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$112,985	$87,033
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	87,520	82,228
Stock-based compensation expense	26,908	17,959
Deferred income taxes	30,680	32,322
Other, net	(459)	353
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(62,681)	(61,786)
Inventories	(100,583)	38,470
Prepaid expenses and other assets	10,912	285
Accounts payable	112,883	78,757
Accrued liabilities	(16,496)	11,161
Cash provided by operating activities	201,669	286,782

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(86,801)	(84,475)
Proceeds from sales of property, plant and equipment	3,935	4,188
Cash paid for business combinations, net of cash acquired	—	(58,878)
Cash used in investing activities	(82,866)	(139,165)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(43,416)	(4,382)
Repayments of short-term borrowings (1)	—	(18,014)
Proceeds from revolving credit facility borrowings	408,670	2,402,050
Repayments of revolving credit facility borrowings	(433,670)	(2,432,050)
Net proceeds from stock issuances	25,751	14,873
Repurchases of common stock	(37,593)	(114,440)
Holdback payment for a prior business combination	(2,262)	—
Cash used in financing activities	(82,520)	(151,963)

Effect of exchange rate changes	929	1,713
Increase (decrease) in cash and cash equivalents	37,212	(2,633)
Cash and cash equivalents at beginning of period	398,288	412,253
Cash and cash equivalents at end of period	$435,500	$409,620

Cash paid during the period for:
Interest, net of capitalized interest	$17,439	$20,267
Income taxes, net of refunds	$17,338	$20,860

Acquisition-date fair value of non-interest bearing promissory notes issued in conjunction with business combinations (see Note 8)	$—	$30,105
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

Results of operations for the third quarter of 2017 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2017 and 2016 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15 "Classification of Certain Cash Receipts and Cash Payments (Topic 230)". This ASU addressed the classification and presentation of eight specific cash flow issues that resulted in diverse practices. The Company adopted this ASU at the beginning of fiscal 2017, the adoption of which did not have a significant effect on the statement of cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715)". This ASU requires the service costs component of net periodic pension costs to be presented in the same line item as other compensation costs and all other components of net periodic pension costs to be presented in the income statement as nonoperating expenses. This ASU is effective for the Company at the beginning of fiscal 2019 and must be applied retrospectively. A practical expedient permits the use of estimates for applying the retrospective presentation requirements. The Company does not expect the impact of adopting this new accounting standard to be material.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)". This ASU addresses several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification in the statement of cash flows. The new standard is effective for the Company at the beginning of fiscal 2018, including interim periods within that reporting period. Upon adoption, the Company expects to record a material increase to its deferred tax assets, with a corresponding increase to retained earnings.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue stream, whereby revenue will be recognized "over time" as opposed to at a "point in time" upon physical delivery. The new standard will have a material impact to the Company's consolidated financial statements upon initial adoption, which will primarily result in an increase in contract assets for unbilled receivables and a related decrease in finished goods and work-in-progress inventory. The Company has not yet selected a transition method and continues to closely monitor implementation issues and other guidance published by the standard setters.

Note 2. Inventories

Components of inventories were as follows:

	As of
	July 1, 2017	October 1, 2016
	(In thousands)
Raw materials	$779,053	$671,240
Work-in-process	127,914	144,355
Finished goods	139,875	130,644
Total	$1,046,842	$946,239

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally less than 10% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of July 1, 2017, the fair value of the Company's long-term debt, as estimated based primarily on quoted prices (Level 2 input), was approximately 3% higher than its carrying amount. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and contingent consideration, neither of which were material as of July 1, 2017 or October 1, 2016.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of July 1, 2017 or October 1, 2016.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	July 1, 2017	October 1, 2016
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$100,086	$110,242
Number of contracts	61	43
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$342,527	$313,558
Number of contracts	52	46

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

Note 4. Debt

Long-term debt consisted of the following:

	As of
	July 1, 2017	October 1, 2016
	(In thousands)
Secured debt due 2017	$—	$40,000
Senior secured notes due 2019	375,000	375,000
Non-interest bearing promissory notes	19,373	22,475
Total long-term debt	394,373	437,475
Less: Current portion of non-interest bearing promissory notes	3,416	3,416
Long-term debt	$390,957	$434,059

During the second quarter of 2017, the Company prepaid the balance of the amount due under its secured debt due 2017 for $40.0 million plus accrued interest. Pursuant to the terms of the indenture governing the Company’s senior secured notes due 2019, in May 2017, the Company granted U.S. Bank N.A., as trustee of such notes, a security interest in the Company’s real property comprising its headquarters campus in San Jose, California, which security interest was previously held by MUFG Union Bank, N.A. (“Union Bank”) pursuant to a loan agreement with Union Bank which was terminated in February 2017 upon the Company’s prepayment of the amounts due thereunder.

Short-term debt

The Company has a $375 million secured revolving credit facility (the "Cash Flow Revolver") that may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as March 4, 2019 if certain conditions exist. As of July 1, 2017, there were no borrowings and $13.6 million of letters of credit were outstanding under the Cash Flow Revolver.

As of July 1, 2017, certain foreign subsidiaries of the Company had a total of $74.1 million of short-term borrowing facilities, under which no borrowings were outstanding.

Debt covenants

The Company's Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of July 1, 2017.

Note 5. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of July 1, 2017 and October 1, 2016, the Company had reserves of $35.4 million and $46.0 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws, regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and handling of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the generation, recycling, treatment and disposal of hazardous waste. As of July 1, 2017, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites or operations contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of July 1, 2017, the Company believes it has reserved a sufficient amount to satisfy anticipated future investigation and remediation costs at this site. Another such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is currently investigating the allegations contained in this order and is currently unable to estimate its potential liability for this matter.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff has appealed this dismissal and the appeal was heard in July 2017. The court has not yet ruled on the appeal.

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

The provision for income taxes for the three months ended July 1, 2017 and July 2, 2016 was $25.8 million (41.5% of income before taxes) and $20.0 million (40.3% of income before taxes), respectively, and $60.8 million (35.0% of income before taxes) and $66.0 million (43.1% of income before taxes) for the nine months ended July 1, 2017 and July 2, 2016, respectively. The decrease in income tax expense in 2017 on a year-to-date basis, despite a 14% increase in profit before tax, was primarily attributable to a discrete tax benefit in the first quarter of 2017 resulting from the merger of two foreign entities, the surviving entity of which was, and continues to be, included in the Company’s U.S. federal consolidated tax group. This restructuring allowed the Company to recognize a U.S. deferred tax asset to reflect the federal deductibility of a foreign uncertain tax position that became recognizable upon the merger of the subsidiaries.

Note 7. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	July 1, 2017	October 1, 2016
	(In thousands)
Foreign currency translation adjustments	$89,996	$90,364
Unrealized holding losses on derivative financial instruments	(331)	(439)
Unrecognized net actuarial losses and transition costs for benefit plans	(22,216)	(24,544)
Total	$67,449	$65,381

Stock Repurchase Program

During the nine months ended July 1, 2017 and July 2, 2016, the Company repurchased 0.5 million and 5.7 million shares of its common stock for $20.3 million and $113.4 million, respectively. As of July 1, 2017, $192.5 million remains available under a stock repurchase program authorized by the Company's Board of Directors in 2016. This authorization has no expiration date.

In addition to the open market repurchases discussed above, the Company repurchased 549,000 and 46,000 shares of its common stock during the nine months ended July 1, 2017 and July 2, 2016, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $17.3 million and $1.0 million, respectively, in conjunction with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Gross sales:
IMS	$1,408,442	$1,372,551	$4,205,149	$3,926,323
CPS	356,998	341,812	1,057,709	1,030,797
Intersegment revenue	(54,063)	(44,889)	(149,242)	(141,758)
Net sales	$1,711,377	$1,669,474	$5,113,616	$4,815,362

Gross profit:
IMS	$106,841	$99,467	$310,122	$291,917
CPS	26,229	29,938	95,021	95,487
Total	133,070	129,405	405,143	387,404
Unallocated items (1)	(2,382)	(2,744)	(9,083)	(393)
Total	$130,688	$126,661	$396,060	$387,011

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Net sales
United States	$313,123	$262,195	$916,513	$776,659
Mexico	479,058	461,189	1,422,790	1,391,168
China	353,372	358,023	988,851	1,109,249
Malaysia	170,133	173,773	575,791	338,311
Other international	395,691	414,294	1,209,671	1,199,975
Total	$1,711,377	$1,669,474	$5,113,616	$4,815,362

Percentage of net sales represented by ten largest customers	52.6%	52.8%	52.6%	52.4%
Number of customers representing 10% or more of net sales	2	2	2	1

Note 10. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands, except per share data)
Numerator:
Net income	$36,404	$29,534	$112,985	$87,033

Denominator:
Weighted average common shares outstanding	75,332	73,620	74,548	75,609
Effect of dilutive stock options and restricted stock units	2,909	3,372	3,369	3,263
Denominator for diluted earnings per share	78,241	76,992	77,917	78,872

Net income per share:
Basic	$0.48	$0.40	$1.52	$1.15
Diluted	$0.47	$0.38	$1.45	$1.10

Weighted-average dilutive securities have been excluded from the above calculation if their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method. The number of such securities excluded was not material for any period presented herein.

Note 11. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Stock options	$362	$790	$1,292	$3,273
Restricted stock units, including performance based awards	6,927	4,632	25,616	14,686
Total	$7,289	$5,422	$26,908	$17,959

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Cost of sales	$1,879	$1,542	$6,778	$4,879
Selling, general and administrative	5,276	3,669	19,492	12,657
Research and development	134	211	638	423
Total	$7,289	$5,422	$26,908	$17,959

During the second quarter of 2017, the Company's stockholders approved the reservation of an additional 1.8 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of July 1, 2017, an aggregate of 10.4 million shares were authorized for future issuance under the Company's stock plans, of which 7.0 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.4 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2016	5,514	12.75	4.10	81,659
Granted	—	—
Exercised/Cancelled/Forfeited/Expired	(1,843)	14.62
Outstanding as of July 1, 2017	3,671	11.81	4.03	94,312
Vested and expected to vest as of July 1, 2017	3,662	11.78	4.02	94,176
Exercisable as of July 1, 2017	3,544	11.44	3.92	92,361

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised such options at the Company's closing stock price on the date indicated.

As of July 1, 2017, unrecognized compensation expense for outstanding stock options was not material.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2016	3,998	19.57	1.35	110,183
Granted	1,285	33.94
Vested/Forfeited/Cancelled	(1,981)	15.98
Outstanding as of July 1, 2017	3,302	27.31	1.71	123,816
Expected to vest as of July 1, 2017	2,538	26.46	1.62	95,169

As of July 1, 2017, unrecognized compensation expense of $44.4 million is expected to be recognized over a weighted average period of 1.7 years. Additionally, as of July 1, 2017, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $15.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of completed, pending or anticipated acquisitions; any statements concerning the adequacy of our current liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

Our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first nine months of fiscal 2017 and 2016. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

Our operations are managed as two businesses:

1.	Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, final system assembly and test and direct-order-fulfillment.

2.
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronics solutions from our Viking Technology division, defense and aerospace products from SCI Technology, storage solutions from our Newisys division and cloud-based manufacturing execution software from our 42Q Division. Services include design, engineering, logistics and repair services.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. These include companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues continues to be challenging. For example, CPS revenue and gross margins decreased in each of the past two fiscal years and gross profit decreased for both the three and nine month periods ended July 1, 2017 despite higher revenue in both periods compared to the same periods in 2016, illustrating the challenges to our strategy. We believe this business is capable of delivering much better results. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. Two customers represented 10% or more of our net sales for the three and nine months ended July 1, 2017 and three months ended July 2, 2016, respectively. One customer represented 10% or more of our net sales for the nine months ended July 2, 2016.

We have typically generated about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to require production in lower cost locations in regions such as Asia, Latin America and Eastern Europe to minimize their production costs.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover manufacturing services for a range of products as well as other services. Under these agreements, a customer typically agrees to purchase specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products and some contracts contain cost reduction objectives, which can have the effect of reducing revenue, but not necessarily gross profit, from such customers.

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

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Net sales	$1,711,377	$1,669,474	$5,113,616	$4,815,362
Gross profit	$130,688	$126,661	$396,060	$387,011
Operating income	$66,576	$54,583	$183,398	$169,735
Net income	$36,404	$29,534	$112,985	$87,033

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	July 1, 2017	July 2, 2016	Increase/(Decrease)		July 1, 2017	July 2, 2016	Increase/(Decrease)
Industrial, Medical and Defense	$762,210	$726,391	$35,819	4.9%	$2,305,772	$2,017,505	$288,267	14.3%
Communications Networks	669,967	607,982	61,985	10.2%	1,937,103	1,796,637	140,466	7.8%
Embedded Computing and Storage	279,200	335,101	(55,901)	(16.7)%	870,741	1,001,220	(130,479)	(13.0)%
Total	$1,711,377	$1,669,474	$41,903	2.5%	$5,113,616	$4,815,362	$298,254	6.2%

Net sales increased from $1.67 billion in the third quarter of 2016 to $1.71 billion in the third quarter of 2017, an increase of 2.5%. Net sales increased from $4.8 billion for the nine months ended July 2, 2016, to $5.1 billion for the nine months ended July 1, 2017, an increase of 6.2%. Sales to customers in our industrial, medical and defense market increased for the three months ended July 1, 2017 primarily as a result of increased demand for existing customers in the industrial market. Sales to customers in our industrial, medical and defense market increased for the nine months ended July 1, 2017 primarily as a result of a customer program acquisition. Sales to customers in our communication networks end market increased in both periods primarily as a result of new program wins with existing customers as well as increased demand from existing customers. Sales to customers in our embedded computing and storage end market decreased in both periods primarily as a result of decreased end-market demand for our customers' point-of-sale equipment and set-top boxes.

Gross Margin

Gross margin was 7.6% for the third quarter of 2017 and 2016. IMS gross margin increased to 7.6% for the third quarter of 2017, from 7.2% for the third quarter of 2016 primarily due to a favorable shift in customer mix. CPS gross margin decreased to 7.3% for the third quarter of 2017, from 8.8% for the third quarter of 2016 due primarily to incremental costs and lower production yields for new program ramps, increased inventory reserve requirements and other operational inefficiencies.

Gross margin decreased to 7.7% for the nine months ended July 1, 2017, from 8.0% for the nine months ended July 2, 2016. The decrease was primarily attributable to a $7.6 million reduction of our accrual for contingent consideration in the second quarter of 2016. The adjustment for contingent consideration was not allocated to our operating segments. IMS gross margin remained unchanged at 7.4% for the nine months ended July 1, 2017 and July 2, 2016. CPS gross margin decreased slightly to 9.0% for the nine months ended July 1, 2017, from 9.3% for the nine months ended July 2, 2016, primarily as a result of incremental costs and lower production yields for new program ramps, increased inventory reserve requirements and other operational inefficiencies, as well as depressed market conditions in the oil and gas industry.

We expect gross margins to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

•	Changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	Changes in the overall volume of our business, which affect the level of capacity utilization;

•	Changes in the mix of high and low margin products demanded by our customers;

•	Parts shortages and operational disruption caused by high demand or natural disasters;

•	Greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	Provisions for excess and obsolete inventory, including provisions associated with distressed customers;

•	Levels of operational efficiency and production yields;

•	Wage inflation and rising materials costs; and

•	Our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Operating Expenses

Operating expenses decreased $8.0 million, from $72.1 million, or 4.3% of net sales, in the third quarter of 2016 to $64.1 million, or 3.7% of net sales, in the third quarter of 2017. The decrease for the three months ended July 1, 2017 was primarily due to a $4.4 million change in estimate for a certain environmental remediation matter, lower research and development expenses in our embedded computing and storage end market, and lower professional fees.

Operating expenses decreased $4.6 million, from $217.3 million, or 4.5% of net sales, for the nine months ended July 2, 2016 to $212.7 million, or 4.2% of net sales, for the nine months ended July 1, 2017. The decrease for the nine months ended July 1, 2017 was primarily due to lower research and development spending for projects in our embedded computing and storage end market and a $4.4 million change in estimate for a certain environmental remediation matter, partially offset by higher stock compensation expense as a result of incremental expense for certain performance-based stock awards that were deemed probable of achievement in the first quarter of 2017.

Interest and Other, Net

Interest and other, net decreased $0.8 million for the three months ended July 1, 2017 due primarily to lower daily average borrowings on our revolving credit facility in 2017. Interest and other, net decreased $7.2 million for the nine months ended July 1, 2017 due primarily to lower daily average borrowings on our revolving credit facility in 2017 and foreign exchange gains of $4.2 million in 2017 compared to foreign exchange losses of $1.4 million in 2016.

The following table presents the significant components of other income, net:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Foreign exchange gains (losses)	$349	$(211)	$4,154	$(1,386)
Bargain purchase gain	—	—	—	1,642
Other income, net	603	1,349	1,867	1,153
Total	$952	$1,138	$6,021	$1,409

Provision for Income Taxes

The provision for income taxes for the three months ended July 1, 2017 and July 2, 2016 was $25.8 million (41.5% of income before taxes) and $20.0 million (40.3% of income before taxes), respectively, and $60.8 million (35.0% of income before taxes) and $66.0 million (43.1% of income before taxes) for the nine months ended July 1, 2017 and July 2, 2016, respectively. The decrease in income tax expense in 2017 on a year-to-date basis, despite a 14% increase in income before tax, was primarily attributable to a discrete tax benefit in the first quarter of 2017 resulting from the merger of two foreign entities, the surviving entity of which was, and continues to be, included in our U.S. federal consolidated tax group. This restructuring allowed us to recognize a U.S. deferred tax asset to reflect the federal deductibility of a foreign uncertain tax position that became recognizable upon the merger of the subsidiaries.

Liquidity and Capital Resources

	Nine Months Ended
	July 1, 2017	July 2, 2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$201,669	$286,782
Investing activities	(82,866)	(139,165)
Financing activities	(82,520)	(151,963)
Effect of exchange rate changes on cash and cash equivalents	929	1,713
Increase (decrease) in cash and cash equivalents	$37,212	$(2,633)

Key Working Capital Management Measures

	As of
	July 1, 2017	October 1, 2016
Days sales outstanding (1)	53	53
Inventory turns (2)	6.1	6.6
Days inventory on hand (3)	60	55
Accounts payable days (4)	70	66
Cash cycle days (5)	43	42

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

Cash and cash equivalents were $435.5 million at July 1, 2017 and $398.3 million at October 1, 2016. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $1.1 billion and $1.0 billion as of July 1, 2017 and October 1, 2016, respectively.

Net cash provided by operating activities was $201.7 million and $286.8 million for the nine months ended July 1, 2017 and July 2, 2016, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended July 1, 2017, we generated $257.6 million of cash primarily from earnings, excluding non-cash items, and consumed $56.0 million of cash due to an increase in our net operating assets caused primarily by an increase in inventory and accounts receivable of $100.6 million and $62.7 million, respectively, partially offset by an increase in accounts payable of $112.9 million. Inventory increased primarily to support growth in customer demand and as a result of new product ramps and longer lead times on certain commodities. As a result, inventory turns decreased from 6.6 in the fourth quarter of 2016 to 6.1 in the third quarter of 2017. The increase in accounts receivable was primarily due to increased business volume and an unfavorable shift in customer revenue mix. DPO increased from 66 days as of October 1, 2016 to 70 days as of July 1, 2017 due to a favorable shift from suppliers with shorter payment terms to suppliers with longer payment terms, as well as a favorable shift in the linearity of material receipts.

Net cash used in investing activities was $82.9 million and $139.2 million for the nine months ended July 1, 2017 and July 2, 2016, respectively. During the nine months ended July 1, 2017, we used $86.8 million of cash for capital expenditures and received proceeds of $3.9 million primarily from the sale of a certain property. During the nine months ended July 1, 2016, we paid $58.9 million in connection with business combinations, used $84.5 million of cash for capital expenditures and received proceeds of $4.2 million primarily from the sale of a certain property.

Net cash used in financing activities was $82.5 million and $152.0 million for the nine months ended July 1, 2017 and July 2, 2016, respectively. During the nine months ended July 1, 2017, we used $37.6 million of cash to repurchase common stock (including $17.3 million related to employee tax withholdings on vested restricted stock units), used $25.0 million of cash for net repayments of short-term borrowings, repaid $43.4 million of long-term debt, paid $2.3 million in connection with a previous business combination and received $25.8 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the nine months ended July 2, 2016, we used $114.4 million of cash to repurchase common stock (including $1.0 million for repurchases related to employee tax withholdings on vested restricted stock units), used $48.0 million of cash for net repayments of short-term borrowings, repaid $4.4 million of long-term debt, and received $14.9 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 0.5 million shares of our common stock for $20.3 million during the nine months ended July 1, 2017 and, as of July 1, 2017, we had $192.5 million remaining available to repurchase shares of our common stock under programs authorized by the Board of Directors.

Our $375 million secured revolving credit facility (the "Cash Flow Revolver") requires us to comply with certain financial covenants. Additionally, our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our asset-backed revolving credit facility would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of July 1, 2017, we were in compliance with these covenants.

Pursuant to the terms of the indenture governing our senior secured notes due 2019, in May 2017, we granted U.S. Bank N.A., as trustee of such notes, a security interest in our real property comprising our headquarters campus in San Jose, California, which security interest was previously held by MUFG Union Bank, N.A. (“Union Bank”) pursuant to a loan agreement with Union Bank which was terminated in February 2017 upon our prepayment of the amounts due thereunder.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of July 1, 2017, we had reserves of $35.4 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

In connection with a previously completed acquisition, we could be required to make additional cash payments of a maximum of $13.5 million if certain annual earnings targets are achieved in the next three years.

As of July 1, 2017, we had a liability of $93.6 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of July 1, 2017 consisted of (1) cash and cash equivalents of $435.5 million; (2) our Cash Flow Revolver, under which $361.4 million, net of outstanding letters of credit, was available as of July 1, 2017; (3) foreign short-term borrowing facilities of $74.1 million, all of which was available as of July 1, 2017 (an aggregate of $25.5 million of such facilities expire at various dates through the third quarter of 2018); and (4) cash generated from operations.

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

As of July 1, 2017, 62% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of July 1, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we entered into a four-year contract in the second quarter of 2016 to hedge a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the unaudited condensed consolidated statements of income. As of July 1, 2017, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $342.5 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from 1) forecasted sales denominated in currencies other than those used to pay for materials and labor, 2) forecasted non-functional currency labor and overhead expenses, 3) forecasted non-functional currency operating expenses and 4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $100.1 million as of July 1, 2017.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2017, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are parties to ten groups of administrative and judicial proceedings in the Federal Revenue Secretariat of Brazil, the Chamber of Appeals of Administrative Court of Brazil, and the Lower Federal Court. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Secretariat of Brazil. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. The claims seek payment by the subsidiaries of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries have made counterclaims against the Federal Revenue Secretariat seeking recovery of certain income taxes and social fund contributions which it believes it overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in the cases against the subsidiaries between March 2007 and April 2014, all of which were appealed. During the second quarter of fiscal 2014, the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the administrative agencies ruled on several of the subsidiaries' appeals, finding in favor of the subsidiaries in some cases and against them in others. The subsidiaries continue to appeal the remaining adverse determinations in these further administrative proceedings. The subsidiaries believe they have meritorious positions in these remaining matters and intend to continue to contest the claims against them.

On June 23, 2008, the Orange County Water District filed suit against Sanmina and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We have disputed the plaintiff's claims and asserted various defenses. In April 2013, the Superior Court ruled in favor of our motions for summary adjudication dismissing all claims against us in the suit. In July 2013, the Superior Court entered judgment in our favor and in August 2013 the plaintiff appealed this judgment. The Court of Appeal heard the appeal in July 2017. The court has not yet ruled on the appeal.

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of Environment (now, the Ontario Ministry of the Environment and Climate Change, the “MOE”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. In July 2013, our subsidiary submitted a conceptual remedial action plan to the MOE with respect to the site outlining proposed investigation and remediation activities, which was revised following consultations with and additional submissions to the MOE. In July 2015, the MOE formally confirmed that a risk-based approach to further investigation and remediation at the site would be acceptable to the MOE and our subsidiary continues to provide submissions to the MOE to specify the actions it would take using this approach. In May 2017, the MOE approved our risk pathway scoping document and other features of our planned approach for the site. Although we believe our remedial action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase the costs of remediation, perhaps significantly.

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

Our operating results can vary due to a number of significant uncertainties, including:

•	our ability to replace declining sales from end-of-life programs with new business wins;

•	conditions in the economy as a whole and in the industries we serve;

•	fluctuations in components prices and component shortages caused by high demand, natural disaster or otherwise;

•	timing of new product development by our customers, which creates demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;

•	levels of demand in the end markets served by our customers;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	operational and other inefficiencies;

•	timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	increasing labor costs in the regions in which we operate;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

•	customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;

•	our ability to efficiently move manufacturing activities to lower cost regions;

•	the effects of seasonality in our business;

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

Our customers sometimes require that we transfer the manufacturing of their products from one Sanmina facility to another to achieve cost reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime, less than optimal utilization of our manufacturing capacity and delays and complications related to the transition of manufacturing programs to new locations. These transfers, and any decision by a significant customer to terminate manufacturing services in a particular facility, could require us to close or reduce operations at certain facilities and, as a result, we may incur in the future significant costs for the closure of facilities, employee severance and related matters. We may be required to relocate additional manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income. Any of these factors could reduce our revenues, increase our expenses and reduce our net income.

Allegations of failures to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the U.S. Food and Drug Administration. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we continue to expand our medical, automotive, defense and aerospace and oil and gas manufacturing services because defects in these types of products can result in death or significant injury to end users of these products or environmental harm. Even when our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves. Additionally, insolvency of our customers may result in us being held ultimately liable for our customers’ design defects, which could significantly reduce our net income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock under Board of Directors authorizations during the third quarter of 2017.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
April 2, 2017 through April 29, 2017	132,034	$38.69	132,034	$207,694,935
Month #2
April 30, 2017 through May 27, 2017	396,105	$38.34	396,105	$192,507,557
Month #3
May 28, 2017 through July 1, 2017	—	$—	—	$192,507,557	(3)
Total	528,139	$38.43	528,139

(1)	All months shown are our fiscal months.

(2)	Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

(3)	Not subject to an expiration date.

Our debt agreements contain a number of restrictive covenants, including restrictions on paying dividends.

Item 6. Exhibits

Exhibit Number	Description

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2017

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2017

EXHIBIT INDEX

Exhibit Number	Description

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