Form 10-K
period 2017-09-30
SANMINA CORP
filed 2017-11-13
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
or
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,966,474,443 as of March 31, 2017, based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 31, 2017.

As of November 6, 2017, the number of shares outstanding of the registrant's common stock was 72,020,778.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

We operate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)
Integrated Manufacturing Solutions (IMS). Our IMS business consists of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment. This segment generated approximately 80% of our total revenue in 2017.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, radio frequency (RF), optical and microelectronic solutions from our Viking Technology division, defense and aerospace products from SCI Technology, storage solutions from our Newisys division and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair services. CPS generated approximately 20% of our total revenue in 2017.

We have manufacturing facilities in 23 countries on six continents. We locate our facilities near our customers and their end markets in major centers for the electronics industry or in lower cost locations. Many of our operations located near our customers and their end markets are focused primarily on new product introduction, lower-volume, higher-complexity component and subsystem manufacturing and assembly, and final system assembly and test. Our operations located in lower cost areas engage primarily in higher-volume component and subsystem manufacturing and assembly for products ranging in complexity from lower complexity products to highly complex products.

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

 Our Business Strategy

Our vision is to be the trusted leader in providing products, services and supply chain solutions to accelerate customer success. Key elements to deliver this vision include:

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

Customers also benefit from our combined design, technology and manufacturing experience with specific products and markets. For example, in communications networks, we have over 30 years of experience in developing high-speed printed circuit boards ("PCBs") and backplanes. Examples of products for which our experience and vertically integrated model provide competitive advantage include wireless base stations, network switches, routers and gateways, optical switches, servers and storage appliances, automotive products, set-top boxes, avionics and satellite systems, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in semiconductor manufacturing processes, including equipment for photolithography, chemical mechanical polishing, vapor deposition and robotics for wafer transfer. For these and many other products, customers can gain competitive advantage with our manufacturing technology, while reducing the capital requirements associated with manufacturing and global supply chain management.

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

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of manufacturing facilities in 23 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services. Our repair partners are located in an additional 26 countries.

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

Expertise in Serving Diverse End Markets. We have experience in serving our customers in the communications networks, embedded computing (including automotive), storage, industrial, defense and aerospace, medical, and energy markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, medical, automotive, energy and defense and aerospace.

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

We also offer a suite of world-class precision machining services in the U.S., Mexico and Israel. We use advanced numerically controlled machines enabling the manufacture of components to very tight tolerances and the assembly of these components in clean environments. Capabilities include complex medium and large format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we do lapping, anodizing, electrical discharge machining (EDM), heat-treating, cleaning, laser inspection, painting and packaging. We have dedicated facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality. This includes fully automated “lights-out” machinery that continues production in the absence of human operators. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial, medical and AS9100-certified aerospace markets.

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
RF, Optical and Microelectronics. Optical and radio frequency (RF) components are key building blocks of many systems. Viking produces both passive and active components as well as modules that are built from a combination of industry standard and/or custom components, interconnected using microelectronic and micro-optic technologies to achieve a unique function..

Based on its microelectronic design and manufacturing technologies, Viking provides RF and optical components, modules and systems for customers in the communications, networking, medical, industrial, military and aerospace markets. Viking’s experience in RF and optical communication and networking products spans long-haul/ultra-long-haul and metro regions for transport/transmission, as well as access and switching applications, including last-mile solutions. Viking is currently supplying product to the 10G, 40G, 100G, 200G and 400G optical communication marketplace based on Viking’s foundational IP within optical and RF technologies. In the medical market, Viking develops and manufactures components and subassemblies that support Sanmina’s medical operations for products such as blood analyzers, food contamination analyzers, and specialized optical spectrometers and fluorometers utilizing the latest optical technologies. Viking’s service offerings are designed to deliver end-to-end solutions with special focus on product design and industrialization, optical and RF components, module and blade manufacturing, as well as system integration and test.

Memory Solutions. Viking supplies leading edge Non-Volatile DIMMs (NVDIMM), Solid State Drives (SSD) and DRAM solutions.

With a range of products that spans both SSD and DRAM technologies, Viking provides storage solutions ranging from high-performance computing SSDs tailored for the enterprise market to small form factor flash and DRAM modules optimized for industrial, telecommunications, and military markets. To continue its leadership in the memory space, Viking Technology is investing in several advanced technologies such as NVDIMM and new storage class memory. These investments will enable Viking to support the large and growing server market with products that optimize performance, capacity, and persistence in enhancing its customer’s applications. In addition, Viking will continue to focus on the enterprise and embedded markets with a further emphasis on medical, military and automotive applications..

Viking's comprehensive product offerings include Enterprise Class & Industrial Grade SSDs available across a wide portfolio of standard and OEM customized form-factors (2.5”, 1.8” SlimSATA, mSATA, M.2, PCIe/NVMe SSDs, SATADIMM™, DFC and eUSB). Viking also supports the broadest range of DDR4, DDR3, DDR2, DDR and SDRAM modules; from High-Density to Small-Form Factor with Error Checking and Correction (ECC Memory). In addition to its broad DRAM offering, Viking specializes in DRAM and Flash chip stacking, allowing for higher density Modules and drives ordinarily unachievable through normal chip manufacturing.

Viking’s custom build capabilities, extended temperature ranges, locked BOM support, test, manufacturing and logistics, creates a unique combination of value adds. These capabilities have enabled Viking to further differentiate itself in an industry that is becoming increasingly competitive.

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

SCI Technology Inc. (SCI) - Defense and Aerospace. SCI has been providing engineering services, products, manufacturing, test, and depot and repair solutions to the global defense and aerospace industry for more than 55 years. SCI offers advanced products for aircraft systems and tactical communications and also provides products for nuclear and radiation detection and monitoring, as well as fiber optics capabilities for use in a variety of applications.

SCI's customers include U.S. government agencies, U.S. allies and major defense and aerospace prime contractors. SCI has the infrastructure and facility security clearance to support the stringent certifications, regulations, processes and procedures required by these customers.

42Q. 42Q provides an innovative, world-class cloud-based manufacturing execution solution (MES) that is scalable, flexible, secure and easy to implement. Our solution provides customers advantages in efficiencies and costs relative to legacy systems and offers traceability and genealogy, multi-plant visibility, compliance management and on-demand work instructions.

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

Focusing on highly complex and mission-critical products and processes, we support the logistics and repair needs of customers in the communications, defense, embedded computing and medical markets worldwide. Through our operational infrastructure of 34 Sanmina sites and 28 repair partner sites, we provide a wide range of services including direct-order-fulfillment, configure-to-order, supplier, inventory and warranty management, reverse logistics, repair, asset recovery, sustaining engineering, test development and end-of-life management to embrace the most unique needs of our customers.

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

We are committed to serving companies leading the energy and clean technology revolution in the oil and gas, solar, wind, battery systems, LED lighting fixtures (including indoor, outdoor, industrial-grade and construction lighting products), as well as smart infrastructure industries. We leverage traditional EMS for clean technology customers in areas related to power electronics, control and distribution, smart meters and full-system integration. Beyond traditional EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all clean technology segments. Our design and manufacturing operations are strategically located in close proximity to clean technology business hubs.

Medical. We provide comprehensive manufacturing and related services to the medical industry including design, logistics and regulatory services. The manufacturing of products for the medical industry often requires compliance with domestic and foreign regulations including the Food and Drug Administration's (FDA's) quality system regulations and the European Union's medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001. We manufacture a broad range of medical devices including blood glucose meters, computed tomography scanner assemblies, respiration systems, blood analyzers, cosmetic surgery systems, ultrasound imaging systems and a variety of patient monitoring equipment.

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

Automotive. We provide services to the automotive industry in which we manufacture sensors, controllers, engine control units, radios, heating ventilation and air-conditioning (HVAC) control heads and blower modules, a wide array of LED (Light Emitting Diode) interior and exterior light assemblies, audio/video entertainment systems, as well as cables for entertainment solutions. We also provide design support, product and process qualification, manufacturing, supply chain management, supplier quality assurance and end-of-life services. Substantially all of our automotive facilities are ISO/TS 16949 certified and produce printed circuit boards, printed circuit board assemblies, cable assemblies and higher level electronic assemblies.

 Customers

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. In 2017, Nokia and Motorola Solutions, Inc. each represented 10% or more of our net sales. Nokia represented 10% or more of our net sales in 2016 and no customer represented 10% or more of our net sales in 2015.

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

Business Segment Data and our Foreign Operations

We have one reportable segment - Integrated Manufacturing Solutions (IMS). Financial information for segments can be found in Note 12 to our consolidated financial statements. Information concerning revenues, results of operations, assets and revenues by geographic area is set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12, “Business Segment, Geographic and Customer Information”, to our consolidated financial statements. Risks attendant to our foreign operations can be found in Item 1A. “Risk Factors”.

Competition

For our integrated manufacturing solutions business, we face competition from other major global EMS companies such as Benchmark Electronics, Inc., Celestica, Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd. (Foxconn), Jabil Circuits, Inc. and Plexus Corp. Our components, products and services business faces competition from EMS and non-EMS companies that often have a regional product, service or industry-specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

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

Employees

As of September 30, 2017, we had approximately 47,000 employees, including approximately 11,500 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, position and age of our current executive officers and their ages as of October 31, 2017.

Name	Age	Position
Jure Sola	66	Executive Chairman
Robert K. Eulau	55	Chief Executive Officer
David R. Anderson	57	Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Gerry Fay	58	Executive Vice President and Chief Business Officer
Alan Reid	54	Executive Vice President of Global Human Resources

Jure Sola has served as our Executive Chairman since October 2017. Mr. Sola served as our Chief Executive Officer from April 1991 until October 2017, as Chairman of our Board of Directors from April 1991 until December 2001 and from December 2002 until October 2017, and as Co-Chairman of our Board of Directors from December 2001 until December 2002. In 1980, Mr. Sola co-founded Sanmina and initially held the position of Vice President of Sales. In October 1987, he became the Vice President and General Manager of Sanmina, responsible for manufacturing operations, sales and marketing. Mr. Sola served as our President from October 1989 to March 1996.

Robert K. Eulau has served as our Chief Executive Officer since October 2017. From September 2009 until October 2017, Mr. Eulau served as our Executive Vice President and Chief Financial Officer. Prior to joining us, he was the Executive Vice President, Chief Operating Officer and Chief Financial Officer of privately-owned Alien Technology Corporation, a developer of radio frequency identification products, from March 2006 to June 2008. Previously, he was Senior Vice President and Chief Financial Officer of publicly-traded Rambus Inc., a technology licensing company, from May 2001 to March 2006. Prior to Rambus, Mr. Eulau served over 15 years with Hewlett Packard Company in various leadership roles, including Vice President and Chief Financial Officer of HP's Business Customer Organization, and Vice President and Chief Financial Officer of HP's Computing Products business.

David R. Anderson has served as our Executive Vice President and Chief Financial Officer since October 2017.  Mr. Anderson has held various roles at Sanmina, including Senior Vice President, Corporate Controller and Principal Accounting Officer, from March 2013 to September 2017. From November 2004 to February 2013 he was Senior Vice President Finance and Controller, Global Operations and Corporate Planning. Mr. Anderson served as Vice President Finance and Controller, EMS operations from February 2002 to October 2004.

Gerry Fay has served as our Executive Vice President and Chief Business Officer since July 2017. Prior to joining us, Mr. Fay was Global President at Avnet, a distributor of electronic components and embedded solutions, from October 2013 to July 2017. From July 2005 to October 2013, he held other senior level positions at Avnet including Chief Global Logistics and Operations Officer; and Senior Vice President of Global Strategic Accounts at Avnet United, a division of Avnet.

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

We provide products and services to companies that serve the communications networks, computing and storage, multimedia, industrial and semiconductor capital equipment, defense and aerospace, medical, energy and automotive industries. Adverse changes in any of these markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

•	intense competition among our customers and their competitors, leading to reductions in prices for their products and pricing pressures on us;

•	failure of our customers' products to gain widespread commercial acceptance which could decrease the volume of orders customers place with us;

•	changes in regulatory requirements affecting the products we build for our customers, leading to product obsolescence and potentially causing us to lose business; and

•	recessionary periods in our customers' markets, including the currently depressed conditions in the oil and gas industry, which decrease orders from affected customers.

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

Our operating results can vary due to a number of significant uncertainties, including:

•	our ability to replace declining sales from end-of-life programs with new business wins;

•	conditions in the economy as a whole and in the industries we serve;

•	fluctuations in components prices and component shortages or extended parts lead time caused by high demand, natural disaster or otherwise;

•	timing of new product development by our customers, which creates demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;

•	levels of demand in the end markets served by our customers;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	timing of new program ramps in which expenditures are made in anticipation of increased sales or for which low product yields and design changes can significantly impact profitability;

•	customer product delivery requirements and shortages of components or labor;

•	increasing labor costs in the regions in which we operate;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

•	customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;

•	our ability to efficiently move manufacturing activities to lower cost regions;

•
changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, uncertain tax positions, and our ability to utilize our deferred tax assets; and

•	political and economic developments in countries in which we have operations which could restrict our operations or increase our costs.

Variability in our operating results may also lead to variability in cash generated by operations, which can adversely affect our ability to make capital expenditures, engage in strategic transactions and repurchase stock.

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

•
changes in trade and tax laws that may result in our customers being subjected to increased taxes, duties and tariffs and reduce their willingness to use our services in countries in which we are currently manufacturing their products;

•
compliance with U.S laws concerning trade, including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), the Foreign Corrupt Practices Act (“FCPA”) and sanctions administered by the Office of Foreign Asset Controls (“OFAC”);

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

We operate in countries that have experienced labor unrest, political instability or conflict and strife, including Brazil, China, India, Israel, Malaysia and Thailand and we have experienced work stoppages and similar disruptions in these foreign jurisdictions. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

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

The electronics manufacturing services (EMS) industry is highly competitive and the industry has experienced a surplus of manufacturing capacity. Our competitors include major global EMS providers, including Benchmark Electronics, Inc., Celestica, Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd. (Foxconn), Jabil Circuit, Inc. and Plexus Corp., as well as other companies that have a regional, product, service or industry-specific focus. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

Unanticipated changes in our tax rates or exposure to additional tax liabilities could increase our taxes and decrease our net income; our projections of future taxable income that drove the release of our valuation allowance in prior years could prove to be incorrect, which could cause a charge to earnings; proposed corporate tax reform measures could reduce the value of our deferred tax assets and result in taxation of untaxed foreign earnings.

We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, our cash management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities and other factors. Recent international initiatives will require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could increase our taxes payable and decrease our net income. Legislation currently pending in the U.S. Congress would provide for a substantial reduction in the corporate income tax rate and for a one-time mandatory deemed repatriation tax, potentially with retroactive effect. Should these measures be enacted, the carrying value of our U.S. deferred tax assets could be significantly reduced and we could be required to pay a one-time deemed repatriation tax on our previously untaxed foreign earnings, which could be significant.

If we are unable to protect our intellectual property or infringe, or are alleged to infringe, upon intellectual property of others, we could be required to pay significant amounts in costs or damages.

We rely on a combination of copyright, patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, a number of our patents covering certain aspects of our manufacturing processes or products have expired and will continue to expire in the future. Such expirations reduce our ability to assert claims against competitors or others who use or sell similar technology. Any failure to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers or our own manufacturing processes and products infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop importing or producing products or components of products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages and/or impact on production of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others' intellectual property rights, there is no guaranty that these customers will have the financial wherewithal to stand behind such indemnities should the need arise, nor is there any guaranty that any such indemnity could be fully enforced. We sometimes design products on a contract basis or jointly with our customers. In these situations, we may become subject to claims that products we design infringe third party intellectual property rights and may also be required to indemnify our customer against liability caused by such claims.

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

We are subject to a number of U.S. governmental procurement rules and regulations and failure to comply with such rules and regulations could result in damages or reduction of future revenue.

We are subject to a number of laws and regulations relating to the award, administration and performance of U.S. government contracts and subcontracts. Such laws and regulations govern, among other things, price negotiations, cost accounting standards, procurement practices, equal opportunity and affirmative action in employment and other aspects of performance under government contracts. These rules are complex, our performance under them is subject to audit by the Defense Contract Audit Agency, the Office of Federal Contract Compliance Programs and other government regulators, and in most cases must be complied with by our suppliers. If an audit or investigation reveals a failure to comply with regulations, we could become subject to civil or criminal penalties and administrative sanctions by either the government or the prime customer, including government pre-approval of our government contracting activities, termination of the contract, payment of fines and suspension or debarment from doing further business with the U.S. government. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable government supplier.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, we cannot assure you that our accruals will be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability could reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

Partly as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of current and former sites. The time required to perform environmental remediation can be lengthy and there can be no assurance that the scope, and therefore cost, of these activities will not increase as a result of the discovery of new contamination or contamination on adjoining landowner's properties or the adoption of more stringent regulatory standards covering sites at which we are currently performing remediation activities.

We cannot assure that past disposal activities will not result in liability that will materially affect us in the future, nor can we provide assurance that we do not have environmental exposures of which we are unaware and which could adversely affect our future operating results.

Over the years, environmental laws have become, and in the future may continue to become, more stringent, imposing greater compliance costs and increasing risks and penalties associated with violations. We operate in several environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of government authorities, business and environmental groups. Changes in or restrictions on discharge limits, emissions levels, permitting requirements and material storage or handling could require a higher than anticipated level of remediation activities, operating expenses and capital investment or, depending on the severity of the impact of the foregoing factors, costly plant relocation, any of which would reduce our net income.

We may not be successful in implementing and integrating strategic transactions or in divesting assets or businesses, which could harm our operating results; we could become required to book a charge to earnings should we determine that goodwill and other acquired assets are impaired.

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

These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to revenue recognition rules have been enacted and will be effective for us in fiscal 2019. We could incur significant costs to implement these new rules, including costs to modify our IT systems. In addition, a new accounting standard for lease accounting has recently been finalized and will require adoption in fiscal 2020. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

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

As of September 30, 2017, the approximate square footage of our active manufacturing facilities by country was as follows:

Approximate Square Footage
Argentina	1,335
Australia	42,334
Brazil	263,412
Canada	136,237
China	3,336,727
Columbia	2,721
Czech Republic	70,870
England	11,174
Finland	132,891
Germany	386,382
Hungary	592,388
India	353,443
Indonesia	66,079
Ireland	120,000
Israel	212,969
Malaysia	501,843
Mexico	2,515,888
Singapore	508,783
South Africa	7,083
Scotland	30,000
Sweden	102,526
Thailand	326,293
United States	2,968,077
Total	12,689,455

As of September 30, 2017, our active manufacturing facilities consist of 9.3 million square feet in facilities that we own, with the remaining 3.4 million square feet in leased facilities with lease terms expiring between 2018 and 2042.

In addition to the above, we have 184,295 square feet of non-manufacturing space that we are currently using and 390,249 square feet of space in inactive facilities, of which 64,293 square feet is in domestic locations, 325,956 square feet is in international locations, and 376,520 square feet is leased to third parties. We regularly evaluate our expected future facilities requirements and we believe our existing facilities are adequate to meet our requirements for the next 12 months.

Pursuant to the terms of the indenture governing our senior secured notes due 2019, upon prepayment of our secured debt due 2017, we granted U.S. Bank N.A., as trustee of such notes, a security interest in our real property comprising our headquarters campus in San Jose, California, which security interest was previously held by MUFG Union Bank, N.A., the lender under the secured debt.

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

Item 3.   Legal Proceedings

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are parties to ten groups of administrative and judicial proceedings in the Federal Revenue Service of Brazil, the Chamber of Appeals of the Administrative Court of Brazil and the Lower Federal Court of Brazil. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Service. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. The claims seek payment by the subsidiaries of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries have made counterclaims against the Federal Revenue Service seeking recovery of certain income taxes and social fund contributions which it believes it overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in the cases against the subsidiaries between March 2007 and April 2014, all of which were appealed. During the second quarter of fiscal 2014, the second quarter of fiscal 2015, the first quarter of fiscal 2016 and the fourth quarter of fiscal 2017, the administrative agencies ruled on several of the subsidiaries' appeals, finding in favor of the subsidiaries in some cases and against them in others. The subsidiaries continue to appeal the remaining adverse determinations in these further administrative proceedings. The subsidiaries believe they have meritorious positions in these remaining matters and intend to continue to contest the claims against them.

On June 23, 2008, the Orange County Water District filed suit against us and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We have disputed the plaintiff's claims and asserted various defenses. In April 2013, the Superior Court ruled in favor of our motions for summary adjudication dismissing all claims against us in the suit. In July 2013, the Superior Court entered judgment in our favor and in August 2013 the plaintiff appealed this judgment. The Court of Appeal heard the appeal in July 2017 and reversed the judgment in August 2017. We petitioned the California Supreme Court to review this reversal. The Supreme Court has not yet ruled on whether it will review the appellate court's determination.

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

Fiscal 2017	High	Low
First quarter	$37.20	$26.70
Second quarter	$41.25	$33.10
Third quarter	$40.80	$35.20
Fourth quarter	$42.95	$34.80

Fiscal 2016	High	Low
First quarter	$25.64	$19.86
Second quarter	$23.41	$16.31
Third quarter	$28.45	$21.05
Fourth quarter	$29.17	$23.50

As of November 6, 2017, we had approximately 1,054 holders of record of our common stock and the last reported sales price of our common stock was $34.05 per share.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on September 29, 2012 and in each of such indices at month end starting on September 30, 2012 and its relative performance is tracked through September 30, 2017.

* $100 invested on 9/29/2012, including reinvestment of dividends. Indexes calculated on a month-end basis.

Copyright @ 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/29/2012	9/28/2013	9/27/2014	10/3/2015	10/1/2016	9/30/2017
Sanmina Corporation	100.00	206.11	253.82	251.12	334.55	436.55
S&P 500	100.00	119.34	142.89	142.02	163.93	194.44
NASDAQ Electronic Components	100.00	126.97	175.60	163.90	224.60	308.92

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

Stock Repurchases

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2017.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Beginning amount available				$192,507,557
Month #1
July 2, 2017 through July 29, 2017	104,000	$38.15	104,000	$188,539,666
Month #2
July 30, 2017 through August 26, 2017	2,439,917	$36.19	2,439,917	$100,235,844
Month #3
August 27, 2017 through September 30, 2017	1,276,614	$36.82	1,276,614	$53,232,759
Amount authorized in September 2017				$200,000,000
Total	3,820,531	$36.45	3,820,531	$253,232,759	(3)

(1) All months shown are our fiscal months.
(2) Amounts do not include commissions paid on shares repurchased.
(3) Not subject to an expiration date.
During 2017, the Company repurchased an aggregate of 4.3 million shares of its common stock for $159.6 million for an average price per share of $36.69 (excluding commissions).

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data,” included elsewhere in this Form 10-K.

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Income Data:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015	September 27, 2014	September 29, 2013
	(In thousands, except per share data)
Net sales	$6,868,619	$6,481,181	$6,374,541	$6,215,106	$5,917,124
Operating income	226,467	224,785	203,101	199,682	157,629
Income from continuing operations before income taxes	213,480	204,617	176,193	161,739	103,406
Provision for (benefit from) income taxes (1)	74,647	16,779	(201,068)	(35,426)	24,055
Net income	$138,833	$187,838	$377,261	$197,165	$79,351
Net income per share:
Basic	$1.86	$2.50	$4.61	$2.38	$0.96
Diluted	$1.78	$2.38	$4.41	$2.27	$0.93
Shares used in computing per share amounts:
Basic	74,481	75,094	81,818	82,872	82,834
Diluted	78,128	78,787	85,641	86,731	85,403

 (1) We released $96.2 million, $288.7 million, $87.6 million and $21.5 million of valuation allowance attributable to certain U.S. and foreign deferred tax assets in 2016, 2015, 2014 and 2013, respectively, upon our conclusion that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future.

Consolidated Balance Sheet Data:

	As of
	September 30, 2017	October 1, 2016	October 3, 2015	September 27, 2014	September 29, 2013
	(In thousands)
Cash and cash equivalents	$406,661	$398,288	$412,253	$466,607	$402,875
Net working capital	$1,000,207	$974,389	$942,423	$916,837	$997,864
Total assets	$3,847,363	$3,625,222	$3,493,264	$3,313,089	$2,995,848
Long-term debt (excluding current portion)	$391,447	$434,059	$423,949	$386,681	$562,512
Stockholders' equity	$1,647,684	$1,609,803	$1,520,471	$1,246,755	$1,091,564

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

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS). Our IMS segment consists of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2) Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronics solutions from our Viking Technology division; defense and aerospace products from SCI Technology; storage solutions from our Newisys division and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair services.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in 2017. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2017 and 2016 were each 52 weeks and fiscal 2015 was a 53-week year, with the extra week occurring in the fourth fiscal quarter. The additional week in 2015 did not significantly affect our results of operations or financial position.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. For example revenue from our CPS segment in 2017 increased $49.9 million, or 3.6% from 2016, resulting in an increase in gross profit of $5.5 million in 2017. This increase in gross profit is significantly below our expectations based on the contribution margin of this segment. We believe this segment is capable of delivering much higher gross margins. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. Two customers represented 10% or more of the Company's net sales in 2017, one customer represented 10% or more of the Company's net sales in 2016 and no customer represented 10% or more of the Company's net sales in 2015.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Accounts Receivable and Other Related Allowances— We estimate uncollectible accounts, product returns and other adjustments related to current period net sales to establish valuation allowances. In making these estimates, we analyze the creditworthiness of our customers, past experience, specific facts and circumstances, and the overall economic climate in the industries we serve. If actual uncollectible accounts, product returns or other adjustments differ significantly from our estimates, the amount of sales or operating expenses we report could be affected. The ultimate realization of our accounts receivable is a significant credit risk. This risk is mitigated by (i) making a significant portion of sales to financially sound companies, (ii) ongoing credit evaluation of our customers, (iii) frequent contact with our customers, especially our most significant customers, which enables us to monitor changes in their business operations and to respond accordingly and (iv) obtaining, in certain cases, a guaranty from a customer's parent entity when our customer is not the ultimate parent entity or a letter of credit from the customer's bank. To establish our allowance for doubtful accounts, we evaluate credit risk related to specific customers based on their financial condition and the current economic environment; however, we are not able to predict with absolute certainty whether our customers will become unable to meet their financial obligations to us. We believe the allowances we have established are adequate under the circumstances; however, a change in the economic environment or a customer's financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change, which could have a significant adverse impact on our financial position and/or results of operations. Our allowance for product returns and other adjustments is primarily established using historical data.

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

We generally procure inventory based on specific customer orders and forecasts. Customers generally have limited rights of modification (for example, rescheduling or cancellations) with respect to specific orders. Customer modifications of orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory. Although we may be able to use some excess inventory for other products we manufacture, a portion of this excess inventory may not be returnable to the vendors or recoverable from customers. Write-offs or write-downs of inventory could be caused by:

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

Long-lived Assets—We review property, plant and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset group is the unit of accounting that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data provided by commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows, which requires significant judgment. As a result of our impairment analysis in 2017, we concluded that the carrying value of certain of our asset groups may not be recoverable and recognized an impairment charge of $4.6 million for these asset groups.

Goodwill— We test goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, as assessed at a reporting unit level. If, based on a qualitative assessment, we determine it is more-likely-than-not that goodwill is impaired, we perform a quantitative assessment to determine whether the fair value of our reporting unit is less than its carrying value and, if so, we perform a further analysis to determine the amount, if any, of the impairment.

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

We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. We evaluate positive and negative evidence each reporting period when assessing the need for a valuation allowance. A valuation allowance is established for deferred tax assets if we believe realization of such assets is not more likely than not. Our judgments regarding future taxable income may change due to changes in market conditions, new or modified tax laws, tax planning strategies or other factors. If our assumptions, and consequently our estimates, change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

As a result of our analysis of the positive and negative evidence available at the end of 2016 and 2015, we released $96.2 million and $288.7 million, respectively, of our valuation allowances against our U.S. and foreign deferred tax assets. We based this conclusion on continued improved operating results in recent prior years and our expectations about generating taxable income in future periods. We exercised significant judgment and utilized estimates about our ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods before expiration of our net operating losses. We will continue to evaluate all positive and negative evidence in future periods to determine if an adjustment to our valuation allowances is necessary. However, as of September 30, 2017 and October 1, 2016, we no longer had a valuation allowance against our U.S. federal deferred tax assets.

Our effective tax rate is highly dependent upon the amount and geographic distribution of our worldwide income or losses, the tax regulations, rates and holidays in each geographic region, the utilization of net operating losses, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

Results of Operations

Years Ended September 30, 2017, October 1, 2016 and October 3, 2015.

The following table presents our key operating results.

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Net sales	$6,868,619	$6,481,181	$6,374,541
Gross profit	$519,911	$514,282	$483,856
Gross margin	7.6%	7.9%	7.6%
Operating expenses	$293,444	$289,497	$280,755
Operating income	$226,467	$224,785	$203,101
Operating margin	3.3%	3.5%	3.2%
Net income	$138,833	$187,838	$377,261

Net Sales

Net sales increased from $6.5 billion for 2016 to $6.9 billion for 2017, an increase of 6.0%. Net sales increased from $6.4 billion for 2015 to $6.5 billion for 2016, an increase of 1.7%. Sales by end market were as follows:

	Year Ended			2017 vs. 2016		2016 vs. 2015
	September 30, 2017	October 1, 2016	October 3, 2015	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical and Defense	$3,064,187	$2,774,920	$2,528,580	$289,267	10.4%	$246,340	9.7%
Communications Networks	2,650,850	2,413,661	2,482,087	237,189	9.8%	(68,426)	(2.8)%
Embedded Computing and Storage	1,153,582	1,292,600	1,363,874	(139,018)	(10.8)%	(71,274)	(5.2)%
Total	$6,868,619	$6,481,181	$6,374,541	$387,438	6.0%	$106,640	1.7%

Comparison of 2017 to 2016

In 2017, sales to customers in our industrial, medical and defense end market increased 10.4%, primarily as a result of a customer program acquisition in February 2016. Sales to customers in our communications networks end market increased 9.8%, primarily as a result of program ramps with existing customers as well as increased demand from existing customers. Sales to customers in our embedded computing and storage end market decreased 10.8%, primarily due to decreased end-market demand for our customers' point-of-sale equipment and set-top boxes.

Comparison of 2016 to 2015

In 2016, sales to customers in our industrial, medical and defense end market increased 9.7%, primarily as a result of customer program acquisitions, partially offset by reduced demand from customers in the oil and gas industry as a result of depressed market conditions in this industry. This increase was partially offset by decreased sales in each of our other two end markets. Sales to customers in our communications networks end market decreased 2.8%, primarily as a result of reduced demand from certain customer programs for wireless communications products, partially offset by increased demand for our customers' optical products. Sales to customers in our embedded computing and storage end market decreased 5.2%, primarily due to decreased demand for our customers' set-top boxes and point-of-sale equipment. Our industrial, medical and defense end market grew to exceed our communications networks end market in 2015 as we continued to diversify our customer base.

Gross Margin

Gross margin was 7.6%, 7.9% and 7.6% in 2017, 2016 and 2015, respectively. The decrease in gross margin from 2016 to 2017 was primarily attributable to a decrease in our IMS gross margin from 7.5% in 2016 to 7.2% in 2017. This decrease was caused by an unfavorable change in customer mix in 2017 and under absorption of overhead due to supply constraints, design changes and low yields associated with new program ramps in 2017. Also contributing to the decrease in 2017 was a $7.6 million reduction of an accrual for contingent consideration in 2016 relating to an oil and gas acquisition in 2015. The adjustment for contingent consideration was not allocated to our operating segments. Our CPS gross margin remained flat at 8.9% in 2017.

The increase in gross margin from 2015 to 2016 was primarily attributable to improved operational efficiencies, partially offset by an unfavorable change in customer mix in our IMS segment, a $7.6 million reduction of our accrual for contingent consideration in the second quarter of 2016 relating to an oil and gas acquisition in 2015 and a $7.7 million reduction in charges associated with inventory related to distressed customers. The adjustments for contingent consideration and distressed customer charges were not allocated to our operating segments. Our IMS gross margin increased from 7.1% in 2015 to 7.5% in 2016, primarily as a result of improved operational efficiencies, partially offset by an unfavorable change in customer mix. Our CPS gross margin decreased from 9.5% in 2015 to 8.9% in 2016, primarily as a result of unfavorable mix and depressed market conditions in the oil and gas industry.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margin may be caused by a number of factors, including:

•
changes in customer demand and sales volumes for our vertically integrated system components and subassemblies, including customer program ramps which can result in margin degradation if there are delays or other inefficiencies;

•	changes in the overall volume of our business, which affect the level of capacity utilization;

•	changes in the mix of high and low margin products demanded by our customers;

•	parts shortages and operational disruptions caused by natural disasters;

•	greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	provisions for excess and obsolete inventory, including those associated with distressed customers;

•	levels of operational efficiency;

•	wage inflation and rising materials costs; and

•	our ability to transition manufacturing and assembly operations to lower cost regions in an efficient manner.

Selling, General and Administrative

Selling, general and administrative expenses were $251.6 million, $244.6 million and $239.3 million in 2017, 2016 and 2015, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.7% for 2017 and 3.8% for 2016 and 2015. The increase in absolute dollars from 2016 to 2017 was primarily due to higher incentive compensation expense as a result of incremental expense for certain performance-based stock awards that, in 2017, were deemed probable of achievement, partially offset by lower bad debt expense.

The increase in absolute dollars from 2015 to 2016 was primarily due to higher incentive compensation expense, including stock compensation expense which increased as a result of incremental expense for performance-based stock awards that, in 2016, were deemed probable of achievement, partially offset by lower professional fees.

Research and Development

Research and development expenses were $33.7 million, $37.7 million and $33.1 million in 2017, 2016 and 2015, respectively. As a percentage of net sales, research and development expenses were 0.5%, 0.6% and 0.5% in 2017, 2016 and 2015, respectively. The decrease in absolute dollars from 2016 to 2017 was primarily due to lower research and development spending for projects in our embedded computing and storage end market. The increase in absolute dollars from 2015 to 2016 was primarily attributable to additional resources required to support new products and projects in our embedded computing and storage end market.

Other

Other operating expenses consisted of the following:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands, except per share amounts)
Restructuring	$1,339	$2,701	$13,683
Amortization of intangible assets	3,672	3,446	2,054
Asset impairments	4,600	1,000	3,454
Gain on sale of long-lived assets	(1,451)	—	(10,807)
	$8,160	$7,147	$8,384

Restructuring

Restructuring costs were $1.3 million, $2.7 million and $13.7 million in 2017, 2016 and 2015, respectively. Restructuring costs in 2015 consisted primarily of costs associated with vacant facilities and former sites for which we are or may be liable for environmental investigation and remediation. Costs incurred with respect to vacant facilities consisted primarily of costs to maintain vacant facilities until such facilities are sold.

Asset Impairments

During 2017, 2016 and 2015, we recorded asset impairment charges of $4.6 million, $1.0 million and $3.5 million, respectively. In 2017, we concluded that the carrying value of certain of our asset groups may not be recoverable and recognized an impairment charge for these assets groups. The impairments in 2016 and 2015 were related to declines in the fair value of certain real properties being marketed for sale below the carrying amount of such properties.

Interest and Other, net

Interest expense was $21.9 million, $24.9 million and $25.0 million in 2017, 2016 and 2015, respectively. Interest expense decreased $3.0 million in 2017 primarily due to lower daily average borrowings on our revolving credit facility during the year. Interest expense remained relatively flat in 2016 compared to 2015.

Other income, net was $7.7 million, $4.1 million and $0.8 million in 2017, 2016 and 2015, respectively. The following table summarizes the primary components of other income, net (in thousands):

	Year ended
	September 30, 2017	October 1, 2016	October 3, 2015
Foreign exchange gains / (losses)	$4,709	$(415)	$681
Bargain purchase gain, net of tax	—	1,642	—
Other, net	2,973	2,836	86
Total	$7,682	$4,063	$767

Other income, net increased $3.6 million in 2017 primarily due to foreign exchange gains of $4.7 million compared to foreign exchange losses of $0.4 million in 2016, partially offset by a $1.6 million bargain purchase gain related to an acquisition in the second quarter of 2016.

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
Provision for (Benefit from) Income Taxes

We recorded income tax expense of $74.6 million and $16.8 million in 2017 and 2016, respectively, and an income tax benefit of $201.1 million in 2015. Our effective tax rates were 35.0%, 8.2% and (114.1)% for 2017, 2016 and 2015, respectively. Income tax expense for 2017 was $57.8 million higher than income tax expense for 2016, despite an increase in pre-tax income of only $8.9 million in 2017. This is due primarily to a $96.2 million release of our deferred tax assets valuation allowance in 2016, partially offset by $17.3 million of income tax expense in 2016 associated with an increase to our deferred tax liability for undistributed foreign earnings of a certain foreign subsidiary. These two items represent a net change of $78.9 million. This change was partially offset in 2017 by a discrete tax benefit that was recorded in 2017 resulting from the merger of two foreign entities, the surviving entity of which was, and continues to be, included in our U.S. federal consolidated tax group. This restructuring allowed us to recognize a U.S. deferred tax asset to reflect the federal deductibility of a foreign uncertain tax position that became recognizable upon the merger of the subsidiaries. The tax provisions for 2016 and 2015 were lower than the amounts expected if the federal statutory tax rate of 35% was applied primarily due to releases of our deferred tax assets valuation allowance of $96.2 million and $288.7 million, respectively, as discussed further below.

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

Prior to 2012, based on negative evidence (primarily a cumulative history of operating losses), we had a full valuation allowance against our net deferred tax assets in the U.S. and certain foreign jurisdictions. From 2012 through 2016, we have released a portion of our U.S. valuation allowances each year in recognition of our improved historical earnings and increasing future projected earnings. As of October 1, 2016, we had released all of our U.S. federal valuation allowance.

Liquidity and Capital Resources

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
		(In thousands)
Net cash provided by (used in):
Operating activities	$250,961	$390,116	$174,896
Investing activities	(107,898)	(174,538)	(102,423)
Financing activities	(135,493)	(231,421)	(126,761)
Effect of exchange rate changes	803	1,878	(66)
Increase (decrease) in cash and cash equivalents	$8,373	$(13,965)	$(54,354)

Key Working Capital Management Measures

	As of
	September 30, 2017	October 1, 2016
Days sales outstanding (1)	55	53
Inventory turns (2)	6.2	6.6
Days inventory on hand (3)	59	55
Accounts payable days (4)	71	66
Cash cycle days (5)	43	42

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

Cash and cash equivalents were $406.7 million at September 30, 2017 and $398.3 million at October 1, 2016. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $1.0 billion at September 30, 2017 and October 1, 2016.

Net cash provided by operating activities was $251.0 million, $390.1 million and $174.9 million for 2017, 2016 and 2015, respectively. Cash flows from operating activities consists of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable and accrued liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2017, we generated $337.6 million of cash from earnings, excluding non-cash items, and used $86.6 million of cash in connection with an increase in our net operating assets, resulting primarily from an increase in accounts receivable and inventories of $136.1 million and $104.5 million, respectively, partially offset by an increase in accounts payable of $130.6 million. Accounts receivable increased due primarily to increased sales and an unfavorable shift in customer payment terms mix from customers with shorter payment terms to customers with longer payment terms. This shift resulted in DSO increasing from 53 days at the end of 2016 to 55 days at the end of 2017. Inventory increased primarily due to supply constraints which resulted in delays in completing and shipping orders and inventory purchases to support customer program ramps and increased customer requirements entering 2018. This increase resulted in annualized inventory turns decreasing from 6.6 in the fourth quarter of 2016 to 6.2 in the fourth quarter of 2017. Accounts payable increased due primarily to increased business volume and a favorable shift in supplier payment terms mix from suppliers with whom we have shorter payment terms to suppliers with whom we have longer payment terms. This shift resulted in DPO increasing from 66 days at the end of 2016 to 71 days at the end of 2017.

Net cash used in investing activities was $107.9 million, $174.5 million and $102.4 million for 2017, 2016 and 2015, respectively. In 2017, we used $111.8 million of cash for capital expenditures and received proceeds of $3.9 million primarily from sales of certain properties. In 2016, we used $120.4 million of cash for capital expenditures, paid $58.9 million in connection with business combinations and received proceeds of $4.7 million primarily from sales of certain properties.

Net cash used in financing activities was $135.5 million, $231.4 million and $126.8 million for 2017, 2016 and 2015, respectively. In 2017, we repurchased $176.9 million of common stock (including $17.3 million in settlement of employee tax withholding obligations), used $16.6 million of cash for net debt repayments and received $27.1 million of proceeds from issuances of common stock pursuant to stock option exercises. In 2016, we repurchased $142.2 million of common stock, used $107.4 million of cash for net debt repayments and received $18.2 million of proceeds from issuances of common stock pursuant to stock option exercises.

Senior Secured Notes Due 2019 ("Secured Notes"). In 2014, we issued $375 million of Secured Notes that mature on June 1, 2019 and bear interest at an annual rate of 4.375%, payable semi-annually in arrears in cash.

The Secured Notes are senior secured obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by certain of our subsidiaries. The Secured Notes and the guarantees are secured by a first-priority lien, subject to permitted liens, on certain of our tangible and intangible assets including certain real property, equipment and intellectual property, and by a second-priority lien on certain assets, including accounts receivable, inventory and stock of subsidiaries securing our revolving credit facility.

Secured Debt Due 2017 ("Secured Debt"). In 2012, we borrowed $40 million using our corporate campus as collateral. During the second quarter of 2017, the Company prepaid the balance of the amount due under its secured debt due 2017 for $40 million plus accrued interest. Pursuant to the terms of the indenture governing the Company’s senior secured notes due 2019, upon prepayment of the Secured Debt due 2017, the Company granted U.S. Bank N.A., as trustee of such notes, a security interest in the Company’s real property comprising its headquarters campus in San Jose, California, which security interest was previously held by MUFG Union Bank, N.A. (“Union Bank”).

Senior Notes Due 2019 ("2019 Notes"). During 2015, we redeemed the remaining $100 million of our 2019 Notes at par plus a redemption premium and accrued interest during the first quarter of 2015. In connection with this redemption, we recorded a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment related to the extinguished 2019 Notes.

Short-term Debt

Revolving Credit Facility. During the third quarter of 2015, we replaced an asset-backed lending facility ("ABL") with a $375 million cash flow revolver ("Cash Flow Revolver"), which may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as March 4, 2019 if certain conditions exist.

We incurred $1.8 million of debt issuance costs in connection with this transaction. In addition, $1.0 million of unamortized debt issuance costs related to the ABL were carried forward and $0.8 million of such costs were expensed. Accordingly, $2.8 million of debt issuance costs are being amortized to interest expense over the life of the Cash Flow Revolver.

As of September 30, 2017, $85.0 million borrowings and $13.1 million of letters of credit were outstanding under the Cash Flow Revolver, and $276.9 million was available to borrow.

Short-term Borrowing Facilities. As of September 30, 2017, certain of our foreign subsidiaries had a total of $74.1 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2019.

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

As of September 30, 2017, we were in compliance with our covenants.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. We repurchased 4.3 million and 6.8 million shares of our common stock for $159.7 million and $141.2 million in the open market in 2017 and 2016, respectively. As of September 30, 2017, $253.2 million remains available under programs authorized by the Board of Directors, none of which is subject to an expiration date.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of September 30,

2017, we had accrued liabilities of $36.1 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of September 30, 2017, we had a liability of $107.2 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

For example, in 2014, a foreign tax authority completed its audit of our 2006 tax return and issued an assessment challenging certain of our tax positions. Although we disagreed with the assessment and vigorously contested it through the appropriate administrative procedures, we made a significant payment to the foreign tax authority during 2015 to resolve all issues related to this audit. This payment increased income tax expense by a net amount of $15.5 million, which represents the amount by which the amount paid exceeded our reserve for this uncertain tax position.

During the second quarter of 2016, we completed two acquisitions for total cash consideration of $90.3 million, of which $78.0 million has been paid and $12.3 million (plus accreted interest) is payable in 2020.

In connection with a previously completed acquisition, we could be required to make additional cash payments of $13.5 million if certain annual earnings targets are achieved in the next three years.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of September 30, 2017 consisted of: (1) cash and cash equivalents of $406.7 million; (2) our Cash Flow Revolver, under which $276.9 million was available as of September 30, 2017; (3) our foreign short-term borrowing facilities of $74.1 million, all of which was available as of September 30, 2017 and (4) cash generated from operations.

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

As of September 30, 2017, 66% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of September 30, 2017:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations, including interest	$424,213	$19,822	$404,391	$—	$—
Operating lease obligations	84,318	23,692	23,604	14,415	22,607
Total contractual obligations	$508,531	$43,514	$427,995	$14,415	$22,607

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory, which are not included in the table above. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory, although exceptions are made to this policy in certain situations. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, the amount of liability from purchase obligations under these purchase orders is not expected to be significant. Lastly, pursuant to arrangements under which vendors consign inventory to us, we may be required to purchase such inventory after a certain period of time. To date, we have not been required to purchase a significant amount of inventory pursuant to these time limitations.

As of September 30, 2017, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $107.2 million. Additionally, we have provided guarantees to various third parties in the form of letters of credit totaling $13.1 million as of September 30, 2017. The letters of credit cover various guarantees including workers' compensation claims and customs duties. Lastly, we have defined benefit pension plans with an underfunded amount of $29.7 million at September 30, 2017. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. None of the amounts described in this paragraph are included in the table above.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for 2017 and 2016. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended September 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,719,977	$1,682,262	$1,711,377	$1,755,003
Gross profit	$132,162	$133,210	$130,688	$123,851
Gross margin	7.7%	7.9%	7.6%	7.1%
Operating income	$58,656	$58,166	$66,576	$43,069
Operating margin	3.4%	3.5%	3.9%	2.5%
Net income	$44,864	$31,717	$36,404	$25,848
Basic net income per share	$0.61	$0.42	$0.48	$0.35
Diluted net income per share	$0.58	$0.41	$0.47	$0.33

	Year ended October 1, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,534,714	$1,611,174	$1,669,474	$1,665,819
Gross profit	$123,638	$136,712	$126,661	$127,271
Gross margin	8.1%	8.5%	7.6%	7.6%
Operating income	$54,053	$61,099	$54,583	$55,050
Operating margin	3.5%	3.8%	3.3%	3.3%
Net income	$27,138	$30,361	$29,534	$100,805	(1)
Basic net income per share	$0.35	$0.40	$0.40	$1.37
Diluted net income per share	$0.33	$0.39	$0.38	$1.30

(1)
During the fourth quarter of 2016, we concluded that it was more likely than not that we would be able to realize the benefit of our deferred tax assets in the future. As a result, we released $96.2 million of the valuation allowance attributable to certain U.S. and foreign deferred tax assets and net operating losses.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of September 30, 2017, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $302.9 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $105.5 million as of September 30, 2017.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation
In our opinion, the accompanying consolidated balance sheets as of September 30, 2017 and October 1, 2016 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended present fairly, in all material respects, the financial position of Sanmina Corporation and its subsidiaries as of September 30, 2017 and October 1, 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ending September 30, 2017 and October 1, 2016 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sanmina Corporation:
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Sanmina Corporation and subsidiaries for the year ended October 3, 2015. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts for the year ended October 3, 2015, as set forth under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Sanmina Corporation and subsidiaries for the year ended October 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended October 3, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Santa Clara, California
November 19, 2015

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2017	October 1, 2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$406,661	$398,288
Accounts receivable, net of allowances of $14,334 and $15,081 as of September 30, 2017 and October 1, 2016, respectively	1,110,334	973,680
Inventories	1,051,669	946,239
Prepaid expenses and other current assets	47,586	57,445
Total current assets	2,616,250	2,375,652
Property, plant and equipment, net	640,275	617,524
Deferred income tax assets, net	476,554	514,314
Other	114,284	117,732
Total assets	$3,847,363	$3,625,222
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,280,106	$1,121,135
Accrued liabilities	116,582	124,386
Accrued payroll and related benefits	130,939	127,326
Short-term debt, including current portion of long-term debt	88,416	28,416
Total current liabilities	1,616,043	1,401,263
Long-term liabilities:
Long-term debt	391,447	434,059
Other	192,189	180,097
Total long-term liabilities	583,636	614,156
Commitments and Contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares; 101,672 and 98,141 shares issued and 71,664 and 73,031 shares outstanding as of September 30, 2017 and October 1, 2016, respectively	717	730
Treasury stock, 30,008 and 25,110 shares as of September 30, 2017 and October 1, 2016, respectively, at cost	(633,740)	(456,796)
Additional paid-in capital	6,184,371	6,119,779
Accumulated other comprehensive income	76,794	65,381
Accumulated deficit	(3,980,458)	(4,119,291)
Total stockholders' equity	1,647,684	1,609,803
Total liabilities and stockholders' equity	$3,847,363	$3,625,222

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands, except per share amounts)

Net sales	$6,868,619	$6,481,181	$6,374,541
Cost of sales	6,348,708	5,966,899	5,890,685
Gross profit	519,911	514,282	483,856
Operating expenses:
Selling, general and administrative	251,568	244,604	239,288
Research and development	33,716	37,746	33,083
Other	8,160	7,147	8,384
Total operating expenses	293,444	289,497	280,755

Operating income	226,467	224,785	203,101

Interest income	1,265	680	1,096
Interest expense	(21,934)	(24,911)	(25,011)
Other income, net	7,682	4,063	767
Loss on extinguishments of debt	—	—	(3,760)
Interest and other, net	(12,987)	(20,168)	(26,908)
Income before income taxes	213,480	204,617	176,193
Provision for (benefit from) income taxes	74,647	16,779	(201,068)
Net income	$138,833	$187,838	$377,261

Net income per share:
Basic	$1.86	$2.50	$4.61
Diluted	$1.78	$2.38	$4.41

Weighted-average shares used in computing per share amounts:
Basic	74,481	75,094	81,818
Diluted	78,128	78,787	85,641

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)

Net income	$138,833	$187,838	$377,261
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	588	3,734	(13,460)
Derivative financial instruments:
Changes in unrealized gain (loss)	819	(2,326)	(5,995)
Amount reclassified into net income	(592)	2,570	5,887
Pension benefit plans:
Changes in unrecognized net actuarial gain (loss) and unrecognized transition cost	8,833	(6,327)	(3,653)
Amortization of actuarial gain (loss) and transition cost	1,765	1,159	876
Total other comprehensive income (loss)	$11,413	$(1,190)	$(16,345)
Comprehensive income	$150,246	$186,648	$360,916

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT SEPTEMBER 27, 2014	95,733	$6,065,086	(13,576)	$(216,857)	$82,916	$(4,684,390)	$1,246,755
Issuances under stock plans	1,727	18,724	—	—	—	—	18,724
Stock-based compensation	—	20,653	—	—	—	—	20,653
Repurchases of treasury stock	—	—	(4,672)	(97,693)	—	—	(97,693)
Repurchase and retirement of treasury stock	(1,154)	(25,069)	—	—	—	—	(25,069)
Acquisition of non-controlling interest	—	(3,815)	—	—	—	—	(3,815)
Other comprehensive loss	—	—	—	—	(16,345)	—	(16,345)
Net income	—	—	—	—	—	377,261	377,261
BALANCE AT OCTOBER 3, 2015	96,306	$6,075,579	(18,248)	$(314,550)	$66,571	$(4,307,129)	$1,520,471
Issuances under stock plans	1,835	18,221	—	—	—	—	18,221
Stock-based compensation	—	26,709	—	—	—	—	26,709
Repurchases of treasury stock	—	—	(6,862)	(142,246)	—	—	(142,246)
Other comprehensive loss	—	—	—	—	(1,190)	—	(1,190)
Net income	—	—	—	—	—	187,838	187,838
BALANCE AT OCTOBER 1, 2016	98,141	$6,120,509	(25,110)	$(456,796)	$65,381	$(4,119,291)	$1,609,803
Issuances under stock plans	3,531	27,129	—	—	—	—	27,129
Stock-based compensation	—	37,450	—	—	—	—	37,450
Repurchases of treasury stock	—	—	(4,898)	(176,944)	—	—	(176,944)
Other comprehensive income	—	—	—	—	11,413	—	11,413
Net income	—	—	—	—	—	138,833	138,833
BALANCE AT SEPTEMBER 30, 2017	101,672	$6,185,088	(30,008)	$(633,740)	$76,794	$(3,980,458)	$1,647,684

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$138,833	$187,838	$377,261
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	118,751	111,910	100,567
Stock-based compensation expense	37,920	26,907	20,653
Deferred income taxes	37,892	(16,829)	(242,274)
Other, net	4,188	1,587	280
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(136,072)	(36,913)	40,207
Inventories	(104,468)	5,614	(13,726)
Prepaid expenses and other assets	12,303	68	11,117
Accounts payable	130,648	95,193	(116,899)
Accrued liabilities	10,966	14,741	(2,290)
Cash provided by operating activities	250,961	390,116	174,896
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(111,833)	(120,400)	(119,097)
Proceeds from sales of property, plant and equipment	3,935	4,740	30,561
Cash paid for business combinations, net of cash acquired	—	(58,878)	(13,887)
Cash used in investing activities	(107,898)	(174,538)	(102,423)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of short-term borrowings (1)	—	(18,014)	(10,221)
Proceeds from revolving credit facility borrowings	932,770	2,962,450	2,692,900
Repayments of revolving credit facility borrowings	(872,770)	(3,047,450)	(2,582,900)
Repayments of long-term debt	(43,416)	(4,382)	(123,994)
Net proceeds from stock issuances	27,129	18,221	18,724
Repurchases of common stock	(176,944)	(142,246)	(122,762)
Other, net	(2,262)	—	1,492
Cash used in financing activities	(135,493)	(231,421)	(126,761)
Effect of exchange rate changes	803	1,878	(66)
Increase (decrease) in cash and cash equivalents	8,373	(13,965)	(54,354)
Cash and cash equivalents at beginning of year	398,288	412,253	466,607
Cash and cash equivalents at end of year	$406,661	$398,288	$412,253

Cash paid during the year:
Interest, net of capitalized interest	$17,983	$21,316	$18,746
Income taxes, net of refunds	$20,417	$29,342	$44,751
Unpaid purchases of property, plant and equipment at end of period	$49,831	$22,072	$31,913

Acquisition-date fair value of promissory notes issued in conjunction with business combinations (see Note 11)	$—	$30,105	$—

(1)	2016 amount represents repayment of a promissory note issued in conjunction with a business combination in the second quarter of 2016. The note was repaid in the third quarter of 2016.

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

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronics solutions from the Company's Viking Technology division; defense and aerospace products from SCI Technology; storage solutions from the Company's Newisys division and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering, logistics and repair services.

The Company's only reportable segment is IMS, which represented approximately 80% of total revenue in 2017. The CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services”.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2017 and 2016 were each 52 weeks and fiscal 2015 was a 53-week year, with the extra week occurring in the fourth fiscal quarter. The additional week in 2015 did not significantly affect the Company's results of operations or financial position. All references to years relate to fiscal years unless otherwise noted.

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

Financial Instruments and Concentration of Credit Risk. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, accounts payable and debt obligations. With the exception of certain of the Company's debt obligations (refer to Note 4. Financial Instruments), the fair value of these financial instruments approximates their carrying amount as of September 30, 2017 and October 1, 2016 due to the nature or short maturity of these instruments, or the fact that the instruments are recorded at fair value on the consolidated balance sheets.

Accounts Receivable and Other Related Allowances. The Company had allowances of $14.3 million and $15.1 million as of September 30, 2017 and October 1, 2016, respectively, for uncollectible accounts, product returns and other net sales adjustments. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

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

Recent Accounting Pronouncements Adopted in Fiscal Year 2017

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting For Hedging Activities", simplifying hedge accounting guidance and improving the financial reporting of hedging relationships by allowing an entity to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. This standard eliminates the requirement to separately measure and report hedge ineffectiveness resulting in full recognition of the change in fair value (that impact earnings) in earnings in the same income statement line item that is used to present the earnings effect of the hedged item. In addition, the guidance allows more flexibility in the requirements to qualify for and maintain hedge accounting. This ASU is effective for the Company at the beginning of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the potential impact of this ASU and when to adopt this ASU.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715)". This ASU requires the service costs component of net periodic pension costs to be presented in the same line item as other compensation costs and all other components of net periodic pension costs to be presented in the income statement as nonoperating expenses. This ASU is effective for the Company at the beginning of fiscal 2019 and should be applied retrospectively. A practical expedient permits the use of estimates for applying the retrospective presentation requirements. The Company does not expect the impact of adopting this new accounting standard to be significant.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350)". This ASU simplifies the test for goodwill impairment by eliminating Step 2 of the goodwill impairment test which requires a hypothetical purchase price allocation to measure goodwill. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. This ASU is effective for the Company at the beginning of fiscal 2021 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating when to adopt this ASU.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230)". This ASU requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Companies will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This ASU is effective for the Company at the beginning of fiscal 2019, including interim periods within that annual period, but early adoption is permitted. The Company is currently evaluating when to adopt this ASU and does not expect the impact of adopting this new accounting standard to be significant.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)". This ASU simplifies the accounting for income tax consequences of intra-entity transfers of assets other than inventory by requiring recognition of current and deferred income tax consequences when such transfers occur. The new standard is effective for the Company at the beginning of fiscal 2019, including interim periods within that annual period, but early adoption is permitted. The Company is currently evaluating when to adopt this ASU, but does not expect the impact of adopting this new accounting standard to be significant.

In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting (Topic 718)". This ASU addresses several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification in the statement of cash flows. The new standard is effective for the Company at the beginning of fiscal 2018, including interim periods within that reporting period, but early adoption is allowed. The Company will adopt this ASU at the beginning of fiscal 2018. Upon adoption, the Company expects to record an increase to its deferred tax assets of approximately $44.0 million, with a corresponding increase to retained earnings. This ASU is expected to increase the variability of the Company's provision for income taxes, the effect of which could be material.

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period. The Company expects the impact of adopting this new accounting standard to be material to its consolidated balance sheet, but is still evaluating the impact to its consolidated statement of income.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue stream, whereby revenue will be recognized "over time" as opposed to at a "point in time" upon physical delivery. The new standard could have a material impact to the Company's consolidated financial statements upon initial adoption, but the Company does not expect the effect of the new standard to materially impact its revenue or gross profit on a rollover basis in periods after adoption. The Company has not yet selected a transition method and continues to closely monitor implementation issues and other guidance published by the standard setters.

Note 3. Balance Sheet and Income Statement Details

Inventories

Components of inventories were as follows:

	As of
	September 30, 2017	October 1, 2016
	(In thousands)
Raw materials	$834,694	$671,240
Work-in-process	106,914	144,355
Finished goods	110,061	130,644
Total	$1,051,669	$946,239

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	September 30, 2017	October 1, 2016
	(In thousands)
Machinery and equipment	$1,452,648	$1,401,745
Land and buildings	607,701	601,468
Leasehold improvements	55,688	53,999
Furniture and fixtures	22,989	21,834
Construction in progress	37,864	34,415
	2,176,890	2,113,461
Less: Accumulated depreciation and amortization	(1,536,615)	(1,495,937)
Property, plant and equipment, net	$640,275	$617,524

Depreciation expense was $111.5 million, $104.5 million and $96.1 million for 2017, 2016 and 2015, respectively.

Goodwill and Other Intangible Assets

Net carrying values of goodwill and other intangible assets were as follows:

	As of
	September 30, 2017	October 1, 2016
	(In thousands)
Goodwill - beginning of year	$59,126	$26,617
Additions	—	32,509
Goodwill - end of year	59,126	59,126

Intangible assets - beginning of year	$16,498	$16,588
Additions	—	7,330
Amortization	(7,280)	(7,420)
Intangible assets - end of year	$9,218	$16,498

Intangible assets have useful lives ranging from one to five years.

Other Operating Expenses

Other operating expenses consisted of the following:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Restructuring	$1,339	$2,701	$13,683
Amortization of intangible assets	3,672	3,446	2,054
Asset impairment	4,600	1,000	3,454
Gain on sale of long-lived assets	(1,451)	—	(10,807)
	$8,160	$7,147	$8,384

Other Income, net

The following table summarizes the major components of other income, net (in thousand):

	Year ended
	September 30, 2017	October 1, 2016	October 3, 2015

Foreign exchange gains / (losses)	$4,709	$(415)	$681
Bargain purchase gain, net of tax	—	1,642	—
Other, net	2,973	2,836	86
Total	$7,682	$4,063	$767

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally less than 10% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of September 30, 2017, the fair value of the Company's long-term debt, as estimated based primarily on quoted prices (Level 2 input), was approximately 2% higher than its carrying amount. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets, deferred benefit plan assets, foreign exchange contracts and contingent consideration. The fair value of these assets and liabilities, other than defined benefit plan assets (Level 1 input) and deferred compensation plan assets (Level 1 input), was not material as of September 30, 2017 or October 1, 2016.

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

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivatives assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of September 30, 2017 or October 1, 2016.

Other non-financial assets, such as intangible assets, goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	September 30, 2017	October 1, 2016
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$105,523	$110,242
Number of contracts	58	43
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$302,944	$313,558
Number of contracts	46	46

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gains (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were not material for any period presented herein. As of September 30, 2017, AOCI related to foreign currency forward contracts was not material.

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income, net, in the consolidated statements of income. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

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

Two customers represented more than 10% of the Company's net sales in 2017, one customer represented more than 10% of the Company's net sales in 2016 and no customer represented more than 10% of the Company's net sales in 2015. One customer represented 10% or more of the Company's gross accounts receivable as of September 30, 2017 and October 1, 2016.

Note 6. Debt

Long-term debt consisted of the following:

	As of
	September 30, 2017	October 1, 2016
	(In thousands)
Secured debt due 2017	$—	$40,000
Senior secured notes due 2019	375,000	375,000
Non-interest bearing promissory notes	19,863	22,475
Total long-term debt	394,863	437,475
Less: Current portion of non-interest bearing promissory notes	3,416	3,416
Long-term debt	$391,447	$434,059

Secured Debt. During the second quarter of 2017, the Company prepaid the balance of the amount due under its secured debt due 2017 for $40.0 million plus accrued interest.

Secured Notes. In 2014, the Company issued $375 million of senior secured notes due 2019. The Secured Notes mature on June 1, 2019 and bear interest at an annual rate of 4.375%, payable semi-annually in arrears in cash. Debt issuance costs incurred in connection with issuance of the Secured Notes were not material.

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

2019 Notes. In 2011, the Company issued $500 million of senior notes due 2019. Of these notes, $400 million were redeemed prior to 2015 and the remaining $100 million of these notes were redeemed in 2015 at par plus a redemption premium and accrued interest. In connection with this redemption, the Company recorded a net loss on extinguishment of debt of $2.9 million, consisting of redemption premiums of $5.3 million and a write-off of unamortized debt issuance costs of $1.4 million, partially offset by a $3.8 million credit for the fair value hedge adjustment related to the extinguished 2019 Notes.

Non-interest Bearing Promissory Notes. On February 1, 2016, the Company completed an acquisition and financed $15.0 million of the purchase price with the acquiree using a four-year non-interest bearing promissory note with a discounted value of $12.3 million as of the acquisition date (see Note 11).

Short-term Debt

Revolving Credit Facility. During the third quarter of 2015, the Company replaced its asset-backed revolving credit facility (the "ABL") with a $375 million secured revolving credit facility (the "Cash Flow Revolver"). The Cash Flow Revolver may be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver expires on May 20, 2020, but may be terminated by the lenders as early as March 4, 2019 if certain conditions exist. In connection with this replacement, $0.8 million of debt issuance costs attributable to the ABL were expensed.

As of September 30, 2017, $85.0 million of borrowings and $13.1 million of letters of credit were outstanding under the Cash Flow Revolver.

Foreign Short-term Borrowing Facilities. As of September 30, 2017, certain foreign subsidiaries of the Company had a total of $74.1 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2019.

Debt Covenants

The Company's Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of September 30, 2017.

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

The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies or other applicable accounting standards. As of September 30, 2017 and October 1, 2016, the Company had reserves of $36.1 million and $46.0 million, respectively, for environmental matters, warranty, litigation, contingent consideration and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of September 30, 2017, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of September 30, 2017, the Company believes it has reserved a sufficient amount to satisfy anticipated future investigation and remediation costs at this site. Another such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company continues to investigate the allegations contained in this order and has reserved its estimated exposure for this matter as of September 30, 2017. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appeals court reversed the judgment in August 2017.  The Company has petitioned the California Supreme Court to review this reversal.  The Supreme Court has not yet ruled on whether it will review the appellate court's determination.

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

Commitments - Operating Leases

The Company leases certain of its facilities and equipment under non-cancellable operating leases expiring at various dates through 2042. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2018	$23,692
2019	14,658
2020	8,946
2021	7,894
2022	6,521
Thereafter	22,607
Total	$84,318

Rent expense, net of sublease income, under operating leases was $24.2 million, $24.0 million and $26.2 million for 2017, 2016 and 2015, respectively.

Note 8. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Domestic	$128,493	$138,138	$91,613
Foreign	84,987	66,479	84,580
Total	$213,480	$204,617	$176,193

The provision for (benefit from) income taxes consists of the following:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Federal:
Current	$(2,524)	$490	$1,413
Deferred	37,543	(4,550)	(226,225)
State:
Current	1,648	(265)	543
Deferred	4,204	(5,141)	(513)
Foreign:
Current	37,076	32,427	42,295
Deferred	(3,300)	(6,182)	(18,581)
Total provision for (benefit from) income taxes	$74,647	$16,779	$(201,068)

 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 30, 2017	October 1, 2016
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$338,492	$373,933
Foreign net operating loss carryforwards	186,684	199,313
Acquisition related intangibles	13,913	28,928
Accruals not currently deductible	55,582	59,879
Property, plant and equipment	20,746	9,939
Tax credit carryforwards	11,832	14,191
Reserves not currently deductible	21,710	27,626
Stock compensation expense	21,151	20,617
Unrealized losses	4,475	4,475
Other	3,949	2,730
Valuation allowance	(163,267)	(176,422)
Total deferred tax assets	515,267	565,209
Deferred tax liabilities on foreign earnings	(36,027)	(37,122)
Other deferred tax liabilities	(8,140)	(19,228)
Net deferred tax assets	$471,100	$508,859
Recorded as:
Non-current deferred tax assets	$476,554	$514,314
Non-current deferred tax liabilities	(5,454)	(5,455)
Net deferred tax assets	$471,100	$508,859

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

Prior to 2012, based on negative evidence (primarily a cumulative history of operating losses), the Company had a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions. In 2012 through 2016, the Company released a portion of its U.S. valuation allowances each year in recognition of its improved historical earnings and increasing future projected earnings. The Company released $96.2 million and $288.7 million of the valuation allowance attributable to U.S. and foreign deferred tax assets in 2016 and 2015, respectively. As of October 1, 2016 and September 30, 2017, the Company no longer had a valuation allowance against its U.S. deferred tax assets. The valuation allowance as of September 30, 2017 relates primarily to foreign net operating losses, with the exception of $17.6 million related to U.S. state net operating losses.

As of September 30, 2017, U.S. income taxes have not been provided for approximately $571.4 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of September 30, 2017, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $1.0 billion, $633.8 million and $744.9 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2023 and 2018, respectively, and expire at various dates through 2033. Certain foreign net operating losses start expiring in 2018. However, the majority of foreign net operating losses carryforward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations. The Company is prohibited from recognizing a deferred tax asset for excess tax benefits related to stock and stock option plans that have not been realized through the reduction in income taxes payable. Such unrecognized deferred tax benefit as of September 30, 2017 was $126.6 million on a pre-tax basis and will be recognized upon the Company’s adoption of ASU 2016-09, Improvements to Employee Share-based Accounting, in 2018 with a corresponding increase to retained earnings.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Federal tax at statutory tax rate	35.00%	35.00%	35.00%
Effect of foreign operations	1.89	5.35	3.82
Foreign income inclusion	0.26	9.43	0.21
Permanent items	2.10	(0.29)	2.05
Release of valuation allowance	—	(47.10)	(163.92)
Discrete benefit of foreign restructuring	(4.92)	—	—
Other	(2.10)	4.61	4.41
State income taxes, net of federal benefit	2.72	1.18	4.31
Effective tax rate	34.95%	8.18%	(114.12)%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Balance, beginning of year	$55,773	$51,158	$54,237
Increase (decrease) related to prior year tax positions	1,508	(2,413)	(5,044)
Increase related to current year tax positions	9,741	7,028	5,564
Settlements	—	—	(3,599)
Balance, end of year	$67,022	$55,773	$51,158

The Company had reserves of $40.2 million and $35.9 million as of September 30, 2017 and October 1, 2016, respectively, for the payment of interest and penalties relating to unrecognized tax benefits. The Company recorded interest and penalties related to unrecognized tax benefits of $4.3 million in 2017, $3.7 million in 2016 and $3.9 million in 2015. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income and a reduction of the effective tax rate.

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

Note 9. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands, except per share amounts)
Numerator:
Net income	$138,833	$187,838	$377,261

Denominator:
Weighted average common shares outstanding	74,481	75,094	81,818
Effect of dilutive stock options and restricted stock units	3,647	3,693	3,823
Denominator for diluted earnings per share	78,128	78,787	85,641

Net income per share:
Basic	$1.86	$2.50	$4.61
Diluted	$1.78	$2.38	$4.41

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	As of
	September 30, 2017	October 1, 2016	October 3, 2015
Potentially dilutive securities:	(In thousands)
Employee stock options	—	477	776
Restricted stock units	6	3	13
Total	6	480	789

Note 10. Stockholders' Equity

In 2009, the Company's stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 7.5 million shares of common stock for issuance thereunder, which was subsequently increased to 23.5 million shares. The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares. The per share exercise price for shares to be issued pursuant to exercise of an option must be no less than 100% of the fair market value per share on the date of grant.

Upon approval of the 2009 Plan, all of the Company's other stock plans were terminated as to future grants. Although these plans have been terminated, they will continue to govern all awards granted under them until the expiration of the awards.

As of September 30, 2017, an aggregate of 10.2 million shares were authorized for future issuance under the Company's stock plans, of which 6.9 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.3 million shares of common stock were available for future grant. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2009 plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan.

Stock Repurchase Program

During the fourth quarter of 2017, the Board of Directors approved an additional $200.0 million stock repurchase plan. The timing of repurchases will depend upon capital needs to support the growth of the Company's business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce the Company's liquidity. During 2017 and 2016, the Company repurchased 4.3 million shares and 6.8 million shares of its common stock for $159.7 million and $141.2 million (including commissions), respectively. As of September 30, 2017, $253.2 million remains available under repurchase programs authorized by the Board of Directors, inclusive of programs authorized by the Board of Directors prior to 2017.

In addition to the repurchases discussed above, the Company repurchased 549,000, 46,000 and 61,000 shares of its common stock during 2017, 2016, and 2015, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $17.3 million, $1.0 million and $1.5 million, respectively, in conjunction with these purchases.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	September 30, 2017	October 1, 2016
	(In thousands)
Foreign currency translation adjustments	$90,952	$90,364
Unrealized holding losses on derivative financial instruments	(212)	(439)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(13,946)	(24,544)
Total	$76,794	$65,381

Note 11. Acquisitions

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

The Company's allocation of the purchase price was based on management's estimate of the acquisition-date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed, as follows:

(In thousands)
Current assets, including cash of $1.3 million	$33,198
Noncurrent assets, including identifiable intangible assets of $7.3 million and goodwill of $30.8 million	62,632
Current liabilities	(3,146)
Noncurrent liabilities	(725)
Total	91,959
Bargain purchase gain, net of tax	(1,642)
Total consideration paid	$90,317

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

Note 12. Business Segment, Geographic and Customer Information

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

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronics solutions from the Company's Viking Technology division; defense and aerospace products from SCI Technology; storage solutions from the Company's Newisys division and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering, logistics and repair services.

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity of economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. The Company determined that it has only one reportable segment - IMS, which generated approximately 80% of the Company's total revenue in 2017. The Company's CPS business consists of multiple operating segments which, based on this evaluation, do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services".

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

Segment information is as follows:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Gross sales:
IMS	$5,645,499	$5,297,740	$5,157,427
CPS	1,422,264	1,372,412	1,414,797
Intersegment revenue	(199,144)	(188,971)	(197,683)
Net Sales	$6,868,619	$6,481,181	$6,374,541

Gross Profit:
IMS	$404,350	$397,309	$366,436
CPS	127,154	121,696	135,064
Total	531,504	519,005	501,500
Unallocated items (1)	(11,593)	(4,723)	(17,644)
Total	$519,911	$514,282	$483,856

Depreciation and amortization:
IMS	$74,769	$66,036	$56,428
CPS	31,109	33,062	35,526
Total	105,878	99,098	91,954
Unallocated corporate items (2)	12,873	12,812	8,613
Total	$118,751	$111,910	$100,567

Capital expenditures (receipt basis):
IMS	$106,000	$83,084	$105,755
CPS	30,512	21,852	17,290
Total	136,512	104,936	123,045
Unallocated corporate items (2)	4,122	5,624	3,436
Total	$140,634	$110,560	$126,481

(1)
For purposes of evaluating segment performance, management excludes certain items from its measures of revenue and gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

(2)	Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales.

Information by geographic segment, determined based on the country in which a product is manufactured or a service is provided, was as follows:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Net sales:
United States	$1,234,739	$1,045,998	$1,029,897
Mexico	1,935,634	1,869,651	1,979,085
China	1,336,118	1,421,693	1,510,208
Malaysia	743,359	512,288	200,314
Other international	1,618,769	1,631,551	1,655,037
Total	$6,868,619	$6,481,181	$6,374,541

Percentage of net sales represented by ten largest customers	52.9%	52.0%	48.3%
Number of customers representing 10% or more of net sales	2	1	—

	As of
	September 30, 2017	October 1, 2016
	(In thousands)
Property, plant and equipment, net:
United States	$165,254	$164,481
Mexico	187,094	145,916
China	80,787	80,894
Other international	207,140	226,233
Total	$640,275	$617,524

Note 13. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Stock options	$1,640	$3,943	$9,894
Restricted stock units, including performance-based awards	36,280	22,964	10,759
Total	$37,920	$26,907	$20,653

Stock-based compensation expense was recognized as follows:

	Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Cost of sales	$8,959	$7,350	$6,611
Selling, general & administrative	28,169	18,903	13,859
Research & development	792	654	183
Total	$37,920	$26,907	$20,653

Stock Options

The Company's stock option plans provide employees the right to purchase common stock at the fair market value of such shares on the grant date. The Company recognizes compensation expense for such awards ratably over the vesting period, which is generally four to five years. The contractual term of all options is ten years, at which time such options expire.

The Company did not grant any stock options in 2017 and only granted 1,000 stock options in 2016. Assumptions used to estimate the fair value of stock options granted in 2015 were as follows:

October 3, 2015
Volatility	52.9%
Risk-free interest rate	1.6%
Dividend yield	—
Expected life of options	5.0

Stock option activity was as follows:

	Number of Shares	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 27, 2014	8,181	12.90	5.30	93,767
Granted	567	24.48
Exercised/Cancelled/Forfeited/Expired	(1,715)	16.13
Outstanding as of October 3, 2015	7,033	13.05	4.94	53,938
Granted	1	23.77
Exercised/Cancelled/Forfeited/Expired	(1,520)	14.13
Outstanding as of October 1, 2016	5,514	12.75	4.10	81,659
Exercised/Cancelled/Forfeited/Expired	(1,946)	14.44
Outstanding as of September 30, 2017	3,568	11.83	3.82	90,327
Exercisable as of September 30, 2017	3,469	11.51	3.73	88,950

The weighted-average grant date fair value of stock options granted during 2015 was $12.46. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options at the Company's closing stock price on the date indicated. The total intrinsic value of stock options exercised was $41.4 million for 2017, $15.9 million for 2016 and $16.2 million for 2015.

The following table summarizes information regarding stock options outstanding at September 30, 2017:

Options Outstanding				Options Vested and Exercisable
Range of Weighted Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
	(In thousands)			(In thousands)
$1.80-$8.81	1,922	2.90	7.88	1,920	7.88
$8.82-$11.57	455	3.55	11.08	455	11.08
$11.58-$15.47	194	0.92	12.02	194	12.02
$15.48-$23.76	555	5.55	15.87	536	15.80
$23.77-$24.65	442	7.20	24.61	364	24.60
$1.80-$24.65	3,568	3.82	11.83	3,469	11.51

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

 Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted Grant-Date Fair Value Per Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 27, 2014	2,341	13.29	2.01	56,064
Granted	966	23.42
Vested/Forfeited/Cancelled	(328)	13.79
Outstanding as of October 3, 2015	2,979	16.52	1.52	59,843
Granted	1,698	23.22
Vested/Forfeited/Cancelled	(679)	15.33
Outstanding as of October 1, 2016	3,998	19.57	1.35	110,183
Granted	1,378	34.11
Vested/Forfeited/Cancelled	(2,017)	16.20
Outstanding as of September 30, 2017	3,359	27.56	1.51	124,800
Expected to vest as of September 30, 2017	2,834	26.73	1.44	105,288

The vest-date fair value of restricted stock units vested was $53.2 million for 2017, $10.4 million for 2016 and $6.7 million for 2015. As of September 30, 2017, unrecognized compensation expense of $41.9 million is expected to be recognized over a weighted average period of 1.5 years. Additionally, as of September 30, 2017, unrecognized compensation expense related to performance-based restricted stock units for which achievement of vesting criteria is not currently considered probable was $9.4 million.

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

The Company sponsors a deferred compensation plan for eligible employees that allows participants to defer payment of all or part of their compensation. Deferrals under these plans were $4.9 million and $4.2 million for 2017 and 2016, respectively. Assets and liabilities associated with these plans were approximately $26.8 million and $28.5 million, respectively as of September 30, 2017 and $20.1 million and $21.5 million, respectively as of October 1, 2016. These amounts are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets. Two of the funds in which plan participants can invest are managed by an independent global investment manager that is considered a related party of the Company since it owned more than 10% of the Company's outstanding common stock as of September 30, 2017. Approximately 35% of the plan's assets are in these funds, only one of which holds a position in the Company's stock (represents less than one-quarter of one percent of the fund's holdings).

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's defined benefit plans is September 30, 2017.

Changes in benefit obligations for the defined benefit plans described above were as follows (in thousands):

	As of September 30, 2017		As of October 1, 2016		As of October 3, 2015
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning projected benefit obligation	$28,375	$53,656	$26,441	$48,816	$27,351	$49,053
Service cost	—	1,210	—	1,569	—	1,143
Interest cost	737	1,088	871	1,341	819	1,498
Actuarial gain (loss)	(1,987)	(5,609)	3,456	3,244	492	4,625
Benefits paid	(709)	(1,499)	(718)	(1,266)	(660)	(942)
Other (1)	(1,673)	27	(1,675)	(48)	(1,561)	(6,561)
Ending projected benefit obligation	$24,743	$48,873	$28,375	$53,656	$26,441	$48,816

Ending accumulated benefit obligation	$24,743	$45,532	$28,375	$48,371	$26,441	$45,129

(1)	Includes miscellaneous items such as settlements, curtailments, foreign exchange rate movements, etc.

Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Discount rate	3.05%	2.71%	2.78%	2.32%
Rate of compensation increases	—%	—%	1.98%	2.72%

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

Changes in plan assets and funded status for the defined benefit plans described above were as follows (in thousands):

	As of September 30, 2017		As of October 1, 2016		As of October 3, 2015
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$17,594	$26,045	$18,646	$27,079	$21,472	$29,049
Actual return	1,598	590	1,341	(461)	(605)	2,231
Employer contributions	120	695	—	607	—	422
Benefits paid	(709)	(1,499)	(718)	(1,266)	(660)	(942)
Other (1)	(1,673)	1,162	(1,675)	86	(1,561)	(3,681)
Ending fair value	$16,930	$26,993	$17,594	$26,045	$18,646	$27,079
Underfunded status	$(7,813)	$(21,880)	$(10,781)	$(27,611)	$(7,795)	$(21,737)

(1)	Includes miscellaneous items such as settlements, foreign exchange rate movements, etc.

Weighted-average asset allocations by asset category for the U.S. and non-U.S. plans were as follows:

	U.S.			Non-U.S.
	Level 1			Level 1
	As of			As of
	Target	September 30, 2017	October 1, 2016	Target	September 30, 2017	October 1, 2016
Equity securities	51%	52.8%	51.1%	20%	30.0%	26.4%
Debt securities	49%	47.2%	48.9%	80%	67.5%	72.3%
Cash	—%	—%	—%	—%	2.5%	1.3%
Total	100%	100%	100%	100%	100%	100%

The Company's investment strategy is designed to ensure that sufficient pension assets are available to pay benefits as they become due. In order to meet this objective, the Company has established targeted investment allocation percentages for equity and debt securities as noted in the preceding table. As of September 30, 2017, U.S. plan assets are invested in mutual funds which are valued based on the net asset value (NAV) of the underlying securities that is reflective of quoted prices in an active market. The beneficial interest of each participant is represented in units which are issued and redeemed daily at the fund's closing NAV. Non-U.S. plan assets are invested in publicly-traded mutual funds consisting of medium-term Euro bonds and stocks of companies in the European region. The mutual funds are valued using the NAV that is quoted in an active market. The plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of September 30, 2017 there were no significant concentrations of credit risk related to pension plan assets.

The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of September 30, 2017		As of October 1, 2016		As of October 3, 2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net amount recognized on consolidated balance sheets:
Current liabilities	$—	$(1,117)	$—	$(1,260)	$—	$(1,067)
Non-current liabilities	(7,813)	(20,763)	(10,781)	(26,351)	(7,795)	(20,670)
Net liability recognized on consolidated balance sheets	$(7,813)	$(21,880)	$(10,781)	$(27,611)	$(7,795)	$(21,737)

Amounts recognized in AOCI (pre-tax) consist primarily of unrecognized net actuarial losses and are as follows (in thousands):

	As of September 30, 2017		October 1, 2016		As of October 3, 2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated other comprehensive loss	$4,484	$10,076	$7,801	$16,841	$6,550	$12,958

Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2018 is not material. Net periodic benefit costs consist primarily of service cost and interest cost and were not material for any period presented herein.

Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Discount rate	2.71%	3.45%	2.32%	2.79%
Expected return on plan assets	4.50%	4.50%	1.70%	1.30%
Rate of compensation increases	—%	—%	2.72%	2.58%

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

Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2018	$7,787
2019	$4,169
2020	$3,960
2021	$4,276
2022	$4,273
Years 2023 through 2027	$21,377

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

(b)	Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of September 30, 2017, our internal control over financial reporting was effective based on the COSO criteria. The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

4.4(9)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(10)	[removed and reserved]
4.6(10)	[removed and reserved]
10.1(11)*	1999 Stock Plan.
10.2(12)	Addendum to the 1999 Stock Plan (Additional Terms and Conditions for Employees of the French subsidiary(ies)), dated February 21, 2001.
10.3(13)	[removed and reserved]
10.4(14)	[removed and reserved]
10.5(15)	[removed and reserved]
10.6(16)	[removed and reserved]
10.7(17)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.8(18)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Sweden).
10.9(19)	Rules of the Sanmina-SCI Corporation Stock Option Plan 2000 (Finland).
10.10(20)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.11(21)	2003 Employee Stock Purchase Plan.
10.12(22)*	Revised form of Officer and Director Indemnification Agreement.
10.13(23)*	2009 Incentive Plan, as amended on March 6, 2017.
10.14(24)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.15(25)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.16(26)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.17(27)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.18	[removed and reserved]
10.19(28)*	Form of Change of Control Severance Benefit Agreement.
10.20(29)	Loan Agreement between the Registrant and Union Bank N.A. dated July 19, 2012.
10.21(30)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.

10.22(31)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
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

10.28(37)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan.
10.29(38)*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan.
10.30(39)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.31(40)*	Second Amendment to the Sanmina Corporation Deferred Compensation Plan for Outside Directors.
10.32*	Fourth Amendment to the Sanmina Corporation Deferred Compensation Plan (filed herewith)
14.1	Code of Business Conduct and Ethics of the Registrant (filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
23.2	Consent of KPMG LLP, independent registered public accounting firm (filed herewith).
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

32.1(41)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(41)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory plan in which an executive officer or director participates.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to exhibit to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	[removed and reserved]
(11)	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on May 25, 1999.
(12)	Incorporated by reference to Exhibit 10.29.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(13)	[removed and reserved]
(14)	[removed and reserved]
(15)	[removed and reserved]
(16)	[removed and reserved]
(17)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(18)	Incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.50.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, filed with the SEC on December 4, 2002.
(20)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(21)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on April 23, 2003.
(22)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(23)	Incorporated by reference to Exhibit 10.13 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2017, filed with the SEC on April 28, 2017.
(24)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(25)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(26)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(27)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009

(28)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(29)	Incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(30)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(31)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(32)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(33)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2014, filed with the SEC on January 30, 2015.
(34)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(35)	Incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(36)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2015.
(37)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(38)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(39)	Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(40)	Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
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

Sanmina Corporation (Registrant)
By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Chief Executive Officer
Date: November 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Robert K. Eulau and David R. Anderson and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JURE SOLA	Executive Chairman and Director	November 13, 2017
Jure Sola

/s/ ROBERT K. EULAU	Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2017
Robert K. Eulau

/s/ DAVID R. ANDERSON	Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2017
David R. Anderson

/s/ MICHAEL J. CLARKE	Director	November 13, 2017
Michael J. Clarke

/s/ EUGENE A. DELANEY	Director	November 13, 2017
Eugene A. Delaney

/s/ JOHN P. GOLDSBERRY	Director	November 13, 2017
John P. Goldsberry

/s/ RITA S. LANE	Director	November 13, 2017
Rita S. Lane

/s/ JOSEPH LICATA	Director	November 13, 2017
Joseph Licata

/s/ MARIO M. ROSATI	Director	November 13, 2017
Mario M. Rosati

/s/ WAYNE SHORTRIDGE	Director	November 13, 2017
Wayne Shortridge

/s/ JACKIE M. WARD	Director	November 13, 2017
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales Adjustments
Fiscal year ended October 3, 2015	$10,278	$3,161	$—	$13,439
Fiscal year ended October 1, 2016	$13,439	$1,642	$—	$15,081
Fiscal year ended September 30, 2017	$15,081	$(747)	$—	$14,334