Form 10-Q
period 2017-12-30
SANMINA CORP
filed 2018-02-02
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017
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
Yes [ ]    No [x]

As of January 29, 2018, there were 71,246,094 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 30, 2017	September 30, 2017
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$404,914	$406,661
Accounts receivable, net of allowances of $13,727 and $14,334 as of December 30, 2017 and September 30, 2017, respectively	1,121,800	1,110,334
Inventories	1,079,638	1,051,669
Prepaid expenses and other current assets	46,345	47,586
Total current assets	2,652,697	2,616,250
Property, plant and equipment, net	635,000	640,275
Deferred tax assets	356,660	476,554
Other	114,223	114,284
Total assets	$3,758,580	$3,847,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,260,432	$1,280,106
Accrued liabilities	121,001	116,582
Accrued payroll and related benefits	111,806	130,939
Short-term debt, including current portion of long-term debt	169,416	88,416
Total current liabilities	1,662,655	1,616,043
Long-term liabilities:
Long-term debt	392,195	391,447
Other	202,142	192,189
Total long-term liabilities	594,337	583,636
Contingencies (Note 5)
Stockholders' equity	1,501,588	1,647,684
Total liabilities and stockholders' equity	$3,758,580	$3,847,363

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,744,800	$1,719,977
Cost of sales	1,635,334	1,587,815
Gross profit	109,466	132,162

Operating expenses:
Selling, general and administrative	63,603	65,140
Research and development	7,615	8,171
Restructuring costs	23,542	728
Other	918	(533)
Total operating expenses	95,678	73,506

Operating income	13,788	58,656

Interest income	285	201
Interest expense	(6,214)	(5,267)
Other income, net	3,230	1,257
Interest and other, net	(2,699)	(3,809)

Income before income taxes	11,089	54,847
Provision for income taxes	165,999	9,983
Net income (loss)	$(154,910)	$44,864

Net income (loss) per share:
Basic	$(2.16)	$0.61
Diluted	$(2.16)	$0.58

Weighted average shares used in computing per share amounts:
Basic	71,605	73,554
Diluted	71,605	77,175

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	December 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
Net income (loss)	$(154,910)	$44,864
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(354)	(2,156)
Derivative financial instruments:
Change in net unrealized amount	(1,407)	(2,169)
Amount reclassified into net income	1,525	1,926
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(260)	1,060
Amortization of actuarial losses and transition costs	321	599
Total other comprehensive loss	(175)	(740)
Comprehensive income (loss)	$(155,085)	$44,124

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(154,910)	$44,864
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	29,623	28,972
Stock-based compensation expense	8,642	11,977
Deferred income taxes	163,173	1,477
Other, net	(130)	644
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,156)	(22,849)
Inventories	(28,293)	(19,306)
Prepaid expenses and other assets	4,103	1,614
Accounts payable	6,304	39,391
Accrued liabilities	(8,916)	(32,857)
Cash provided by operating activities	8,440	53,927

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(48,533)	(21,667)
Proceeds from sales of property, plant and equipment	142	3,582
Cash used in investing activities	(48,391)	(18,085)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	899,000	208,400
Repayments of revolving credit facility borrowings	(818,000)	(233,400)
Net proceeds from stock issuances	2,526	10,643
Repurchases of common stock	(45,485)	(13,623)
Holdback payment for a prior business combination	—	(2,262)
Cash provided by (used in) financing activities	38,041	(30,242)

Effect of exchange rate changes	163	1,352
Increase (decrease) in cash and cash equivalents	(1,747)	6,952
Cash and cash equivalents at beginning of period	406,661	398,288
Cash and cash equivalents at end of period	$404,914	$405,240

Cash paid during the period for:
Interest, net of capitalized interest	$12,352	$8,543
Income taxes, net of refunds	$7,275	$5,593
Unpaid purchases of property, plant and equipment at the end of period	$24,004	$34,015

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2017, included in the Company's 2017 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the first quarter of 2018 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2018 and 2017 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting (Topic 718)". This ASU addresses several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification in the statement of cash flows. The new standard is effective for the Company at the beginning of fiscal 2018, including interim periods within that reporting period, but early adoption is allowed. The Company adopted this ASU at the beginning of 2018 and recorded an increase to its deferred tax assets of $43 million, with a corresponding increase to retained earnings. This ASU is expected to increase the variability of the Company's provision for income taxes, the effect of which could be material. Additionally, this ASU allows companies to estimate the impact of stock award forfeitures at the grant date and reduce the amount of stock compensation expense recognized over the vesting period of the awards, or to account for forfeitures as they occur. The Company has elected to continue to estimate forfeitures at the grant date. Lastly, this ASU requires the cash effect of excess tax benefits to be classified as an operating cash outflow, as opposed to a financing cash outflow, on the statement of cash flows. Due to the Company’s net operating losses in the U.S., excess tax benefits have no cash impact on the Company's cash flows and therefore there was no impact to the Company’s consolidated statement of cash flows upon adoption of this ASU.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory (Topic 330)". This ASU requires measurement of inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Currently, inventory is generally measured at the lower of cost or market, except for excess and obsolete inventories which are carried at their estimated net realizable values. There was no impact to the Company upon adoption of this ASU at the beginning of 2018.

Recent Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting For Hedging Activities", simplifying hedge accounting guidance and improving the financial reporting of hedging relationships by allowing an entity to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. This standard eliminates the requirement to separately measure and report hedge ineffectiveness, resulting in full recognition of the change in fair value that impact earnings in the same income statement line item that is used to present the earnings effect of the hedged item. In addition, the guidance allows more flexibility in the requirements to qualify for and maintain hedge accounting. This ASU is effective for the Company at the beginning of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the potential impact of this ASU and when to adopt this ASU.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350)". This ASU simplifies the test for goodwill impairment by eliminating Step 2 of the goodwill impairment test which requires a hypothetical purchase price allocation to measure goodwill. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. This ASU is effective for the Company at the beginning of fiscal 2021, but early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating when to adopt this ASU.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue stream, whereby revenue will be recognized "over time" as opposed to at a "point in time" upon physical delivery. The new standard could have a material impact to the Company's consolidated financial statements upon initial adoption, but the Company does not expect the effect of the new standard to materially impact its revenue or gross profit on a rollover basis in periods after adoption. The Company has not yet selected a transition method.

Note 2. Inventories

Components of inventories were as follows:

	As of
	December 30, 2017	September 30, 2017
	(In thousands)
Raw materials	$851,665	$834,694
Work-in-process	101,777	106,914
Finished goods	126,196	110,061
Total	$1,079,638	$1,051,669

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of December 30, 2017, the fair value of the Company's long-term debt, as estimated based primarily on quoted prices (Level 2 input), was approximately 2% higher than its carrying amount. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and contingent consideration, neither of which were material as of December 30, 2017 or September 30, 2017.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of December 30, 2017 or September 30, 2017.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 30, 2017	September 30, 2017
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$84,867	$105,523
Number of contracts	51	58
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$283,598	$302,944
Number of contracts	39	46

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

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income, net, in the unaudited condensed consolidated statements of operations. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

In addition to the short-term contracts discussed above, the Company has a foreign currency forward contract that matures in 2020 and was entered into as a hedge of foreign currency exposure associated with a long-term promissory note issued in connection with a previous business combination.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	December 30, 2017	September 30, 2017
	(In thousands)
Senior secured notes due 2019	375,000	375,000
Non-interest bearing promissory notes	20,611	19,863
Total long-term debt	395,611	394,863
Less: Current portion of non-interest bearing promissory notes	3,416	3,416
Long-term debt	$392,195	$391,447

Short-term debt

The Company had a $375 million secured revolving credit facility (the "Cash Flow Revolver") that could be increased by an additional $125 million upon obtaining additional commitments from lenders then party to the Cash Flow Revolver or new lenders. The Cash Flow Revolver was to expire on May 20, 2020, but could be terminated by the lenders as early as March 4, 2019 if certain conditions existed at that time. As of December 30, 2017, there were $166 million of borrowings and $14 million of letters of credit outstanding under the Cash Flow Revolver.

On February 1, 2018, the Company entered into an amended Cash Flow Revolver (the "Amended Cash Flow Revolver") that increased the amount available under the facility to $500 million and extended the term to February 1, 2023 provided the Company’s available liquidity is at least equal to the outstanding balance of the Company’s senior secured notes due 2019 during the six month period prior to the maturity date of such notes, which is June 1, 2019. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, the Company may increase the revolver commitments under the Amended Cash Flow Revolver by up to an additional $200 million and/or add new term loan commitments of up to $375 million.
The Company and certain subsidiary guarantors’ obligations under the Amended Cash Flow Revolver are secured by the following property of the Company and such guarantors, subject to certain exceptions:

•	accounts receivable and all supporting obligations, chattel paper, documents and instruments in respect thereof or relating thereto;

•	deposit accounts;

•	inventory;

•
equity interests of the Company and the guarantors in their direct subsidiaries, subject to limited exceptions; intercompany debt at any time owing to the Company and the guarantors from a Canadian subsidiary;

•	cash;

•	accessions to, substitutions for, and all replacements, products, and cash and non-cash proceeds of the foregoing; and

•	all books and records pertaining to the foregoing.

The Amended Cash Flow Revolver requires the Company to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver contains customary negative covenants limiting the ability of the Company and its subsidiaries, among other things, to incur debt, grant liens, make investments, make acquisitions, make certain restricted payments, repurchase its shares and sell assets, subject to certain exceptions.

All of the Company’s outstanding borrowings under the Cash Flow Revolver as of February 1, 2018 became borrowings under the Amended Cash Flow Revolver as of February 1, 2018.

As of December 30, 2017, certain foreign subsidiaries of the Company had a total of $71 million of short-term borrowing facilities, under which no borrowings were outstanding.

Debt covenants

The Company's Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of December 30, 2017. Additionally, the Company was in compliance with the Amended Cash Flow Revolver covenants as of February 1, 2018.

Note 5. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 30, 2017 and September 30, 2017, the Company had reserves of $37 million and $36 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

In January 2018, the Company received a notice of intent from a foreign government agency to bring a claim seeking up to $23 million asserting that the Company had been out of compliance from April 2015 through September 2016 with certain requirements of the Company’s exemption from goods and services tax on imported goods. Such claim, if formally made, could seek payment for allegedly unpaid goods and services tax. No formal claim has been brought to date. The Company believes it has good faith arguments in defense of its actions and has provided these arguments to the government agency. As a result the Company cannot, at this time, determine the outcome of this matter and has not provided a reserve for this matter as of the end of the first quarter of 2018.
Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of December 30, 2017, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of December 30, 2017, the Company believes it has reserved a sufficient amount to satisfy anticipated future investigation and remediation costs at this site. Another such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company continues to investigate the allegations contained in this order and has reserved its estimated exposure for this matter as of December 30, 2017. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appeals court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and in December 2017 the Court of Appeal remanded the case back to the Superior Court for further proceedings. A trial date has not yet been set. The Company intends to contest the plaintiff’s claims vigorously.

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

Note 6. Restructuring

For the first quarter of 2018, the Company adopted a consolidated restructuring plan to address the closure and/or relocation of three of its manufacturing facilities.

The following table is a summary of restructuring costs associated with this plan:

	Estimated Costs to Implement	Restructuring Expense for the three months ended December 30, 2017
	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$23,301
Other exit costs (will be recognized as incurred)	7,300	—
Total - Q1 FY18 plan	$35,000	$23,301
Costs incurred for other plans	—	241
Total - all plans	$35,000	$23,542
Actions under the consolidated restructuring plan began in the first quarter of 2018 and are expected to occur through the first quarter of 2020. Cash payments of severance and other costs are expected to begin in the second quarter of 2018 and occur through the first quarter of 2020. As of December 30, 2017, accrued restructuring costs of $12 million were recorded in accrued liabilities and $11 million was recorded in other long-term liabilities on the condensed consolidated balance sheet.
Of the $35 million expected restructuring costs, $24.6 million is attributable to the Company's IMS segment and $10.4 million is attributable to the Company's CPS segment. Of the $23.3 million of restructuring costs recorded in the first quarter of 2018, $19.5 million is attributable to the Company's IMS segment and $3.8 million is attributable to the Company's CPS segment.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was enacted into law. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the Tax Act in the period of enactment, which was the Company’s first quarter of fiscal 2018 that ended on December 30, 2017. The many changes in the Tax Act include a permanent reduction in the maximum federal corporate income tax rate from 35% to 21% effective as of January 1, 2018. The statutory federal income tax rate applicable for the Company's fiscal year ending September 29, 2018 is expected to be 24.5% based on a fiscal year blended rate calculation. Because of this reduction in rate, the Company was required to revalue its U.S. deferred tax assets and liabilities to the new rate in the Company's first quarter of 2018. The Tax Act also requires a mandatory deemed repatriation of undistributed earnings and profits, at the rate of either 15.5% for cash or 8% for non-liquid assets.

As of the end of the first quarter of 2018, the Company has made reasonable estimates of the impact of the Tax Act and, in accordance with the SEC's Staff Accounting Bulletin No. 118, has recorded a provisional net income tax expense of approximately $162 million, which is comprised of $176 million for the remeasurement of the Company’s U.S deferred tax assets, zero for the mandatory deemed repatriation of undistributed earnings and profits, and a tax benefit of $14 million for the conversion to a territorial system. The Company’s actual remeasurement of deferred tax assets and liabilities may vary from the provisional amount because the Company's final analysis will be based on activities through the remainder of the fiscal year. During the remainder of 2018, the Company will continue to analyze the full effects of the Tax Act on the Company's financial statements. The final impact of the Tax Act may differ from the Company's estimate due to, among other things, additional regulatory guidance that may be issued, changes in the Company’s interpretations and assumptions, finalization of calculations of the impact of the Tax Act on foreign tax provisions and actions the Company may take as a result of the Tax Act, including the on-going evaluation of the Company's indefinite reinvestment assertions regarding undistributed earnings and profits. Although the Company currently does not expect to be impacted by the mandatory deemed repatriation provision of the Tax Act, due to the complexity of the Company’s international tax and legal entity structure, the Company will continue to analyze the earnings and profits and tax pools of the Company’s foreign subsidiaries to reasonably estimate the effects of the mandatory deemed repatriation provision of the Tax Act over the one-year measurement period.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. These new provisions are effective for the Company in fiscal year 2019. This income will effectively be taxed at a 10.5% tax rate. Because of the complexity of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under U.S. generally accepted accounting principles whereby companies are allowed to make an accounting policy election of either (i) accounting for GILTI as a component of income tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) accounting for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after completing its analysis of the GILTI provisions of the Tax Act. The Company’s election method will depend, in part, on analyzing the Company’s global income to determine whether the Company expects to have future U.S. inclusions in its taxable income related to GILTI and, if so, the impact that is expected. However, at this time, regardless of the Company’s election method, the Company does not expect the impact of GILTI to be material to the Company’s tax rate or to incur additional cash taxes as a result of GILTI.

The Company's provision for income taxes for the three months ended December 30, 2017 and December 31, 2016 was $166 million (1,497% of income before taxes) and $10 million (18% of income before taxes), respectively. Income tax expense for the first quarter of 2018 was almost entirely attributable to the estimated impact of the Tax Act, resulting in a net increase to income tax expense of approximately $162 million.

During the first quarter of 2017, the Company recorded a discrete tax benefit resulting from the merger of two foreign entities, the surviving entity of which was, and continues to be, included in the Company’s U.S. federal consolidated tax group. This restructuring allowed the Company to recognize a U.S. deferred tax asset to reflect the federal deductibility of a foreign uncertain tax position that became recognizable upon the merger of the subsidiaries.

Note 8. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 30, 2017	September 30, 2017
	(In thousands)
Foreign currency translation adjustments	$90,598	$90,952
Unrealized holding losses on derivative financial instruments	(94)	(212)
Unrecognized net actuarial losses and transition costs for benefit plans	(13,885)	(13,946)
Total	$76,619	$76,794

Stock Repurchase Program

During the three months ended December 30, 2017 the Company repurchased 1 million shares of its common stock for $34 million. The Company did not repurchase any of its common stock in the open market during the first quarter of 2017. As of December 30, 2017, subject to the limitations on stock repurchases contained in the Company's credit agreements, including the indenture governing the Company's senior notes due 2019, an aggregate of $219 million remains available under repurchase programs authorized by the Board of Directors, inclusive of programs authorized by the Board of Directors prior to 2017.

In addition to the repurchases discussed above, the Company repurchased 304,000 and 453,000 shares of its common stock during the three months ended December 30, 2017 and December 31, 2016, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $11 million and $14 million, respectively, in conjunction with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	December 30, 2017	December 31, 2016
	(In thousands)
Gross sales:
IMS	$1,428,847	$1,414,270
CPS	356,729	351,074
Intersegment revenue	(40,776)	(45,367)
Net sales	$1,744,800	$1,719,977

Gross profit:
IMS	$82,617	$102,637
CPS	29,866	33,289
Total	112,483	135,926
Unallocated items (1)	(3,017)	(3,764)
Total	$109,466	$132,162

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related item.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
	(In thousands)
Net sales
United States	$314,808	$299,876
Mexico	489,234	474,160
China	315,092	321,739
Malaysia	185,712	211,191
Other international	439,954	413,011
Total	$1,744,800	$1,719,977

Percentage of net sales represented by ten largest customers	54%	52%
Number of customers representing 10% or more of net sales	2	2

Note 10. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(154,910)	$44,864

Denominator:
Weighted average common shares outstanding	71,605	73,554
Effect of dilutive stock options and restricted stock units	—	3,621
Denominator for diluted earnings per share	71,605	77,175

Net income (loss) per share:
Basic	$(2.16)	$0.61
Diluted	$(2.16)	$0.58

The Company reported a net loss of $155 million for the first quarter of 2018 and, as such, 4 million potentially dilutive securities have been excluded from the calculation of diluted earnings per share.

Note 11. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended
	December 30, 2017	December 31, 2016
	(In thousands)
Stock options	$1,177	$550
Restricted stock units, including performance based awards	7,465	11,427
Total	$8,642	$11,977

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
	(In thousands)
Cost of sales	$2,448	$2,864
Selling, general and administrative	6,164	8,840
Research and development	30	273
Total	$8,642	$11,977

As of December 30, 2017, an aggregate of 9.1 million shares were authorized for future issuance under the Company's stock plans, of which 6.9 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 2.2 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2017	3,568	11.83	3.82	90,327
Granted	200	38.45
Exercised/Cancelled/Forfeited/Expired	(234)	12.43
Outstanding as of December 30, 2017	3,534	13.30	4.06	62,548
Vested and expected to vest as of December 30, 2017	3,530	13.29	4.06	62,519
Exercisable as of December 30, 2017	3,314	11.93	3.74	62,097

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised such options at the Company's closing stock price on the date indicated.

As of December 30, 2017, unrecognized compensation expense of $4 million is expected to be recognized over a weighted average period of 1 year.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2017	3,359	27.56	1.51	124,800
Granted	694	35.86
Vested/Forfeited/Cancelled	(699)	25.76
Outstanding as of December 30, 2017	3,354	29.65	1.69	102,465
Expected to vest as of December 30, 2017	2,521	28.83	1.65	77,002

As of December 30, 2017, unrecognized compensation expense of $48 million is expected to be recognized over a weighted average period of 2 years. Additionally, as of December 30, 2017, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $20 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of completed, pending or anticipated acquisitions; any statements regarding our restructuring plans; any statements concerning the adequacy of our current liquidity; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our products and services primarily to original equipment manufacturers (OEMs) in the following industries: communications networks, data storage, industrial, defense and aerospace, medical, energy and industries that include embedded computing technologies in products such as set-top boxes, point-of-sales devices, casino gaming machines and automotive components and systems.

Our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first three months of fiscal 2018 and 2017. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

Our operations are managed as two businesses:

1.	Integrated Manufacturing Solutions (IMS). Our IMS segment consists of printed circuit board assembly and test, final system assembly and test and direct-order-fulfillment.

2.
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronics solutions from our Viking Technology division, defense and aerospace products from SCI Technology, data storage solutions from our Newisys division and cloud-based manufacturing execution solutions from our 42Q division. Services include design, engineering, logistics and repair services.

All references to years in this section refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2017 and 2016 are each 52 weeks.

Our strategy is to leverage our comprehensive product and service offerings, advanced technologies and global capabilities to further penetrate diverse end markets that offer significant growth opportunities and that have complex products that require higher value-added services. We believe this strategy differentiates us from our competitors and will help drive more sustainable revenue growth and provide the potential for us to ultimately achieve operating margins that exceed industry standards.

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. For example, revenue in our IMS business has been negatively impacted in the past two quarters by parts shortages and delays in new program ramps caused by customer design changes and other factors, and was impacted in the current quarter as a result of customer order cancellations and push outs. These factors have resulted in a decrease in gross margins for our IMS business from 7.3% in the first quarter of 2017 to 5.8% in the first quarter of 2018 due to unfavorable changes in customer program mix and under absorption of fixed costs. Additionally, gross margin for our CPS business was 8.4% in the first quarter of 2018, down from 9.5% in the first quarter of 2017 and 8.8% in the fourth quarter of 2017, and well below our expectations for this business. We continue to address these challenges on both a short-term and long-term basis. For example, our previously announced consolidated restructuring plan will result in the closure of one of our manufacturing facilities serving our CPS business, which we expect to generate some incremental cost savings for our CPS business beginning in the fourth quarter of 2018.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. Two customers each represented 10% or more of our net sales for the three months ended December 30, 2017 and December 31, 2016.

We typically generate about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to manufacture in lower cost regions such as Asia, Latin America and Eastern Europe.

Historically, we have had substantial recurring sales to existing customers. We typically enter into supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and can cover the manufacture of a range of products. Under these agreements, a customer typically purchases its requirements for specific products in particular geographic areas from us. However, these agreements generally do not obligate the customer to purchase minimum quantities of products, which can have the effect of reducing revenue and profitability. In addition, some customer contracts contain cost reduction objectives, which can also have the effect of reducing revenue from such customers.

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

For a complete description of our critical accounting policies and estimates, refer to our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2017.

Results of Operations

Key Operating Results

	Three Months Ended
	December 30, 2017	December 31, 2016
	(In thousands)
Net sales	$1,744,800	$1,719,977
Gross profit	$109,466	$132,162
Operating income	$13,788	$58,656
Net income (loss) (1)	$(154,910)	$44,864

(1)    The results of operations for three months ended December 30, 2017 include a $162 million non-cash tax charge due to the enactment of the U.S. Tax Cuts and Jobs Act.

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 30, 2017	December 31, 2016	Increase/(Decrease)
Industrial, Medical and Defense	$795,642	$777,497	$18,145	2.3%
Communications Networks	678,846	642,589	36,257	5.6%
Embedded Computing and Storage	270,312	299,891	(29,579)	(9.9)%
Total	$1,744,800	$1,719,977	$24,823	1.4%

Net sales increased from $1.72 billion in the first quarter of 2017 to $1.74 billion in the first quarter of 2018, an increase of 1.4%. Sales to customers in our industrial, medical and defense market increased 2.3% primarily as a result of increased demand in our medical market. Sales to customers in our communications networks end market increased 5.6% primarily as a result of increased demand and new program wins for wireless products, partially offset by the effect of decreased demand for optical products. Sales to customers in our embedded computing and storage end market decreased 9.9% primarily due to reduced demand from a particular storage customer.

Gross Margin

Gross margin decreased to 6.3% for the first quarter of 2018 from 7.7% for the first quarter of 2017. IMS gross margin decreased to 5.8% for the first quarter of 2018 from 7.3% for the first quarter of 2017 due primarily to unfavorable program mix, under absorption of labor and overhead costs caused by lower revenue than anticipated due to parts shortages and customer order push outs and cancellations late in the period that did not allow us sufficient time to re-align our costs, and high fixed costs and yield issues associated with new program ramp-ups. CPS gross margin decreased to 8.4% for the first quarter of 2018 from 9.5% for the first quarter of 2017 primarily due to unfavorable revenue mix, operational inefficiencies and customer program transfer costs, as well as continued depressed conditions in the oil and gas industry.

We expect gross margins to fluctuate based on overall production and shipment volumes and changes in the mix of products demanded by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

•	Changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	Changes in the overall volume of our business, which affect the level of capacity utilization;

•	Changes in the mix of high and low margin products demanded by our customers;

•	Parts shortages and extended parts lead times caused by high demand or natural disasters, and related operational disruption and inefficiencies;

•	Greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	Provisions for excess and obsolete inventory, including provisions associated with distressed customers;

•	Levels of operational efficiency and production yields;

•	Wage inflation and rising materials costs;

•	Our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, General and Administrative expenses decreased $1.5 million, from $65.1 million, or 3.8% of net sales, in the first quarter of 2017 to $63.6 million, or 3.6% of net sales, in the first quarter of 2018. This decrease was primarily attributable to lower incentive compensation.

Research and Development

Research and Development expenses decreased $0.6 million, from $8.2 million, or 0.5% of net sales, in the first quarter of 2017 to $7.6 million, or 0.4% of net sales, in the first quarter of 2018.

Restructuring

For the first quarter of 2018, we adopted a consolidated restructuring plan to address the closure and/or relocation of three of our manufacturing facilities.

The following table is a summary of restructuring costs associated with this plan:

	Estimated Costs to Implement	Restructuring Expense for the three months ended December 30, 2017
	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$23,301
Other exit costs (will be recognized as incurred)	7,300	—
Total - Q1 FY18 plan	$35,000	$23,301
Costs incurred for other plans	—	241
Total - all plans	$35,000	$23,542
Actions under the consolidated restructuring plan began in the first quarter of 2018 and are expected to occur through the first quarter of 2020. Cash payments of severance and other costs are expected to begin in the second quarter of 2018 and occur through the first quarter of 2020. As of December 30, 2017, accrued restructuring costs of $12 million were recorded in accrued liabilities and $11.0 million was recorded in other long-term liabilities on the condensed consolidated balance sheet.
Of the $35 million expected restructuring costs, $24.6 million is attributable to our IMS segment and $10.4 million is attributable to our CPS segment. Of the $23.3 million of restructuring costs recorded in the first quarter of 2018, $19.5 million is attributable to our IMS segment and $3.8 million is attributable our CPS segment.

Other Income, Net

Other income, net for the three months ended December 30, 2017 increased $2.0 million from the three months ended December 31, 2016 due primarily to a gain on deferred compensation plan assets in the first quarter of 2018 versus a loss in the first quarter of 2017.

The following table presents the significant components of other income, net:

	Three Months Ended
	December 30, 2017	December 31, 2016
	(In thousands)
Foreign exchange gains	$1,528	$1,226
Other, net	1,702	31
Total	$3,230	$1,257

Provision for Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was enacted into law. In accordance with ASC 740, Income Taxes, we are required to recognize the effect of the Tax Act in the period of enactment, which was our first quarter of fiscal 2018 that ended on December 30, 2017. The many changes in the Tax Act include a permanent reduction in the maximum federal corporate income tax rate from 35% to 21% effective as of January 1, 2018. The statutory federal income tax rate applicable for our fiscal year ending September 29, 2018 is expected to be 24.5% based on a fiscal year blended rate calculation. Because of this reduction in rate, we were required to revalue our U.S. deferred tax assets and liabilities to the new rate in our first quarter of 2018. The Tax Act also requires a mandatory deemed repatriation of undistributed earnings and profits, at the rate of either 15.5% for cash or 8% for non-liquid assets.

As of the end of the first quarter of 2018, we have made reasonable estimates of the impact of the Tax Act and, in accordance with the SEC's Staff Accounting Bulletin No. 118, have recorded a provisional net income tax expense of approximately $162 million, which is comprised of $176 million for the remeasurement of our U.S deferred tax assets, zero for the mandatory deemed repatriation of undistributed earnings and profits, and a tax benefit of $14 million for the conversion to a territorial system. Our actual remeasurement of deferred tax assets and liabilities may vary from the provisional amount because our final analysis will be based on activities through the remainder of the fiscal year. During the remainder of 2018, we will continue to analyze the full effects of the Tax Act on our financial statements. The final impact of the Tax Act may differ from our estimate due to, among other things, additional regulatory guidance that may be issued, changes in our interpretations and assumptions, finalization of calculations of the impact of the Tax Act on foreign tax provisions and actions we may take as a result of the Tax Act, including the on-going evaluation of our indefinite reinvestment assertions regarding undistributed earnings and profits. Although we currently do not expect to be impacted by the mandatory deemed repatriation provision of the Tax Act, due to the complexity of our international tax and legal entity structure, we will continue to analyze the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the mandatory deemed repatriation provision of the Tax Act over the one-year measurement period.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. These new provisions are effective for us in fiscal year 2019. This income will effectively be taxed at a 10.5% tax rate. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under U.S. generally accepted accounting principles whereby companies are allowed to make an accounting policy election of either (i) accounting for GILTI as a component of income tax expense in the period in which we are subject to the rules (the “period cost method”), or (ii) accounting for GILTI in our measurement of deferred taxes (the “deferred method”). Currently, we have not elected a method and will only do so after completing our analysis of the GILTI provisions of the Tax Act. Our election method will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in our taxable income related to GILTI and, if so, the impact that is expected. However, at this time, regardless of our election, we do not expect the impact of GILTI to be material to our tax rate or to incur additional cash taxes as result of GILTI.

Our provision for income taxes for the three months ended December 30, 2017 and December 31, 2016 was $166 million (1,497% of income before taxes) and $10 million (18% of income before taxes), respectively. Income tax expense for the first quarter of 2018 was almost entirely attributable to the estimated impact of the Tax Act, resulting in a net increase to income tax expense of approximately $162 million.

During the first quarter of 2017, we recorded a discrete tax benefit resulting from the merger of two foreign entities, the surviving entity of which was, and continues to be, included in our U.S. federal consolidated tax group. This restructuring allowed us to recognize a U.S. deferred tax asset to reflect the federal deductibility of a foreign uncertain tax position that became recognizable upon the merger of the subsidiaries.

Liquidity and Capital Resources

	Three Months Ended
	December 30, 2017	December 31, 2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$8,440	$53,927
Investing activities	(48,391)	(18,085)
Financing activities	38,041	(30,242)
Effect of exchange rate changes on cash and cash equivalents	163	1,352
Increase (decrease) in cash and cash equivalents	$(1,747)	$6,952

Key Working Capital Management Measures

	As of
	December 30, 2017	September 30, 2017
Days sales outstanding (1)	58	55
Inventory turns (2)	6.1	6.2
Days inventory on hand (3)	59	59
Accounts payable days (4)	71	71
Cash cycle days (5)	46	43

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

Cash and cash equivalents were $405 million at December 30, 2017 and $407 million at September 30, 2017. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $1 billion as of December 30, 2017 and September 30, 2017.

Net cash provided by operating activities was $8 million and $54 million for the three months ended December 30, 2017 and December 31, 2016, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the three months ended December 30, 2017, we generated $46 million of cash primarily from earnings, excluding non-cash items, and consumed $38 million of cash due to an increase in our net operating assets caused primarily by increases in inventory and accounts receivable of $28 million and $11 million, respectively. Inventory increased primarily as a result of customer demand changes, parts shortages and new product ramps. The increase in accounts receivable was primarily due to a late payment from a particular customer that was received early in the second quarter of 2018. DSO increased from 55 days as of September 30, 2017 to 58 days as of December 30, 2017 due to an unfavorable shift in customer payment terms mix from customers with shorter payment terms to customers with longer payment terms and an unfavorable shift in the linearity of product shipments to customers.

Net cash used in investing activities was $48 million and $18 million for the three months ended December 30, 2017 and December 31, 2016, respectively. During the three months ended December 30, 2017, we used $49 million of cash for capital expenditures. During the three months ended December 31, 2016, we used $22 million of cash for capital expenditures and received proceeds of $4 million primarily from the sale of a certain property.

Net cash provided by financing activities was $38 million for three months ended December 30, 2017, whereas net cash used for financing activities was $30 million for the three months ended December 31, 2016. During the three months ended December 30, 2017, we used $45 million of cash to repurchase common stock (including $11 million related to employee tax withholdings on vested restricted stock units), borrowed $81 million of cash under the Cash Flow Revolver and received $3 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the three months ended December 31, 2016, we used $14 million of cash for repurchases of common stock related to employee tax withholdings on vested restricted stock units, used $25 million of cash for net repayments under the Cash Flow Revolver, paid $2 million in connection with a previous business combination and received $11 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 1 million shares of our common stock for $34 million during the three months ended December 30, 2017 and, as of December 30, 2017, subject to the limitations on stock repurchases contained in our credit agreements, including the indenture governing our senior notes due 2019, an aggregate of $219 million remained available under our stock repurchase programs authorized by the Board of Directors, none of which is subject to an expiration date.

Our $375 million secured revolving credit facility (the "Cash Flow Revolver") requires us to comply with certain financial covenants. Our debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. These covenants could constrain our ability to grow our business through acquisition or engage in other transactions which the covenants could otherwise restrict, including refinancing our existing debt and repurchasing the maximum amount of shares permitted under our stock repurchase programs authorized by the Board of Directors. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our Cash Flow Revolver would not be allowed, any of which could have a material adverse effect on our liquidity and ability to conduct our business. As of December 30, 2017, we were in compliance with these covenants.

On February 1, 2018, we entered into an amended Cash Flow Revolver (the “Amended Cash Flow Revolver”) that increased the amount available under the facility to $500 million and extended the term to February 1, 2023 provided our available liquidity is at least equal to the outstanding balance of our senior secured notes due 2019 during the six month period prior to the maturity date of such notes, which is June 1, 2019. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by up to an additional $200 million and/or add new term loan commitments of up to $375 million. Sanmina’s and certain subsidiary guarantors’ obligations under the Amended Cash Flow Revolver are secured by the following property of Sanmina and such guarantors, subject to certain exceptions:

•	accounts receivable and all supporting obligations, chattel paper, documents and instruments in respect thereof or relating thereto;

•	deposit accounts;

•	inventory;

•
equity interests of Sanmina and the guarantors in their direct subsidiaries, subject to limited exceptions; intercompany debt at any time owing to Sanmina and the guarantors from a Canadian subsidiary;

•	cash;

•	accessions to, substitutions for, and all replacements, products, and cash and non-cash proceeds of the foregoing; and

•	all books and records pertaining to the foregoing.

The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver contains customary negative covenants limiting the ability of the Sanmina and its subsidiaries, among other things, to incur debt, grant liens, make investments, make acquisitions, make certain restricted payments, repurchase its shares and sell assets, subject to certain exceptions. As of February 1, 2018, we were in compliance with these covenants.

All of our outstanding borrowings under the Cash Flow Revolver as of February 1, 2018 became borrowings under the Amended Cash Flow Revolver as of February 1, 2018.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of December 30, 2017, we had reserves of $37 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

In January 2018, we received a notice of intent from a foreign government agency to bring a claim seeking up to $23 million asserting that we had been out of compliance from April 2015 through September 2016 with certain requirements of our exemption from goods and services tax on imported goods. Such claim, if formally made, could seek payment for allegedly unpaid goods and services tax. No formal claim has been brought to date. We believe we have good faith arguments in defense of our actions and have provided these arguments to the government agency. As a result we cannot, at this time, determine the outcome of this matter and have not provided a reserve for this matter as of the end of the first quarter of 2018.

In connection with a previously completed acquisition, we could be required to make additional cash payments of a maximum of $14 million if certain annual earnings targets are achieved in the next three years.

As of December 30, 2017, we had a liability of $106 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity consisted of (1) cash and cash equivalents of $405 million as of December 30, 2017; (2) our Amended Cash Flow Revolver, under which $304 million, net of outstanding borrowings and letters of credit, was available as of closing on February 1, 2018; (3) foreign short-term borrowing facilities of $71 million, all of which was available as of February 1, 2018; and (4) cash generated from operations.

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

As of December 30, 2017, 52% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of December 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. As of December 30, 2017, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $284 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $85 million as of December 30, 2017.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2017, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as provided below, reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended September 30, 2017.

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are currently parties to nine administrative and judicial proceedings in the Federal Revenue Service of Brazil, the Chamber of Appeals of Administrative Court of Brazil, and the Lower Federal Court. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Federal Revenue Service. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. The claims seek payment by the subsidiaries of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries made counterclaims against the Federal Revenue Service seeking recovery of certain income taxes and social fund contributions which they believe they overpaid in 1999 and 2000. The administrative agencies and the court reached decisions in the cases against the subsidiaries between March 2007 and April 2014, all of which were appealed. During the second quarter of fiscal 2014, the second quarter of fiscal 2015, the first quarter of fiscal 2016 and the fourth quarter of fiscal 2017, the administrative agencies and court ruled on several of the subsidiaries' appeals, finding in favor of the subsidiaries in some cases and against them in others. In addition, one of the counterclaims against the Federal Revenue Service was dismissed in November 2017. The subsidiaries continue to appeal the remaining adverse determinations in the administrative proceedings and continue to pursue the remaining counterclaim against the Federal Revenue Service. The subsidiaries believe they have meritorious positions in these remaining matters.

On June 23, 2008, the Orange County Water District filed suit against us and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We disputed the plaintiff's claims and asserted various defenses. In April 2013, the Superior Court ruled in favor of our motions for summary adjudication dismissing all claims against us in the suit. In July 2013, the Superior Court entered judgment in our favor and in August 2013 the plaintiff appealed this judgment. The Court of Appeal heard the appeal in July 2017 and reversed the judgment in August 2017. In November 2017, the California Supreme Court denied our petition to review this decision and in December 2017 the Court of Appeal remanded the case back to the Superior Court for further proceedings. A trial date has not yet been set. We intend to contest the plaintiff’s claims vigorously.

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

We realize a substantial portion of our revenues from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of substantially reducing our revenue and net income. There can be no assurance that we will not experience declines in demand in this or in other end markets in the future.

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

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies and plastic injection molding, mechanical systems, memory, RF, optical and micoelectronic solutions, defense and aerospace products and storage solutions and design, engineering, logistics and repair services. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which could have an overall adverse and potentially disproportionate effect on our revenues and profitability.

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

Some companies in the industries for which we provide products have previously experienced significant financial difficulty, with a few filing for bankruptcy in the past. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws.

Unanticipated changes in our tax rates or exposure to additional tax liabilities could increase our taxes and decrease our net income; our projections of future taxable income that drove the release of our valuation allowance in prior years could prove to be incorrect, which could cause a charge to earnings; recent corporate tax reform measures have reduced the value of our deferred tax assets and could result in taxation of untaxed foreign earnings.

We are subject to income, sales, value-added, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, our cash management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities and other factors. Recent international initiatives will require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could increase our taxes payable and decrease our net income. In addition, the recently enacted U.S. Tax Cuts and Jobs Act provides for a substantial reduction in the U.S. corporate income tax rate and for a one-time mandatory deemed repatriation tax on previously untaxed foreign earnings. We currently estimate the impact of the Tax Act to be approximately $162 million for the reduction in the value of our deferred tax assets as a result of the corporate tax rate reduction and conversion to a territorial system. We do not anticipate any impact for the mandatory deemed repatriation tax. However, should our estimates or provisionally-recorded amounts change as a result of further analysis of the Tax Act or otherwise, we could be required to further reduce the carrying value of our deferred tax assets and the amount of the deemed repatriation tax could increase, which amounts could be significant.

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

Cyberattacks and other disruptions of our IT network and systems could interrupt our operations, lead to loss of our customer data and subject us to damages.

We rely on internal and third party information technology networks and systems for worldwide financial reporting, inventory management, procurement, invoicing and email communications, among other functions. Despite our business continuity planning, including redundant data sites and network availability, our systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of network security measures that we believe to be reasonable, our systems and those of third parties on which we rely may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing and business email compromise efforts. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense division is subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures we choose to implement will be sufficient to protect the data we manage. If we or our vendors are unable to prevent such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers against us relating to loss of their information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in U.S. government programs.

Changes in U.S. trade policy could increase the cost of using our offshore manufacturing services for our U.S customers, leading them to reduce their orders to us.

Although we maintain significant manufacturing capacity in the United States, the substantial majority of our manufacturing operations are located outside the United States. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. However, the willingness of our U.S customers to have us manufacture their products in our offshore facilities could be reduced should the U.S. government exit or renegotiate trade agreements and frameworks to which it is currently bound or to which it adheres, including the North American Free Trade Act and the rules of the World Trade Organization. Any decision by a large number of our U.S customers to cease using our offshore manufacturing services due to changes in U.S. trade policy without commensurately increasing their use of our domestic manufacturing services would materially reduce our revenue and net income.

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

If we are unable to protect our intellectual property or if we infringe, or are alleged to infringe, upon the intellectual property of others, we could be required to pay significant amounts in costs or damages.

We rely on a combination of copyright, patent, trademark and trade secret laws and contractual restrictions to protect our intellectual property rights. However, a number of our patents covering certain aspects of our manufacturing processes or products have expired and will continue to expire in the future. Such expirations reduce our ability to assert claims against competitors or others who use or sell similar technology. Any failure to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology.

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

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Malaysian ringgit, Chinese renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, we may experience a reduction of our net income. In addition, certain countries in which we operate have adopted, or are considering adopting, currency controls requiring that local transactions be settled only in local currency rather than in our functional currency which could be different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability could reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Additionally, a majority of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP. Our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, provide disclosure of those assets and liabilities as of the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2016, our Board of Directors authorized us to repurchase up to $150 million of our common stock in the open market or in negotiated transactions off the market. In September 2017, the Board authorized an additional $200 million repurchase program. These programs have no expiration date. The table below sets forth information regarding our repurchases of our common stock under these authorizations during the first quarter of 2018.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
October 1, 2017 through October 28, 2017	—	$—	—	$253,232,759
Month #2
October 29, 2017 through November 25, 2017	1,019,114	$33.62	1,019,114	$218,968,631
Month #3
November 26, 2017 through December 30, 2017	—	$—	—	$218,968,631
Total	1,019,114		1,019,114

(1)	All months shown are our fiscal months.

(2)	Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Our debt agreements contain a number of restrictive covenants, including restrictions on paying dividends and on the amount of stock we may repurchase.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Chief Executive Officer (Principal Executive Officer)

Date:	February 2, 2018

		By:	/s/ DAVID R. ANDERSON
David R. Anderson
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 2, 2018