Form 10-Q
period 2018-03-31
SANMINA CORP
filed 2018-05-02
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Yes [ ]    No [x]

As of April 23, 2018, there were 68,602,374 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2018	September 30, 2017
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$405,277	$406,661
Accounts receivable, net of allowances of approximately $14,000 in both periods	1,087,713	1,110,334
Inventories	1,122,018	1,051,669
Prepaid expenses and other current assets	55,510	47,586
Total current assets	2,670,518	2,616,250
Property, plant and equipment, net	635,127	640,275
Deferred tax assets	354,658	476,554
Other	119,052	114,284
Total assets	$3,779,355	$3,847,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,224,062	$1,280,106
Accrued liabilities	125,332	116,582
Accrued payroll and related benefits	123,549	130,939
Short-term debt, including current portion of long-term debt	244,416	88,416
Total current liabilities	1,717,359	1,616,043
Long-term liabilities:
Long-term debt	393,236	391,447
Other	205,770	192,189
Total long-term liabilities	599,006	583,636
Contingencies (Note 6)
Stockholders' equity	1,462,990	1,647,684
Total liabilities and stockholders' equity	$3,779,355	$3,847,363

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,675,629	$1,682,262	$3,420,429	$3,402,239
Cost of sales	1,560,931	1,549,052	3,196,265	3,136,867
Gross profit	114,698	133,210	224,164	265,372

Operating expenses:
Selling, general and administrative	65,384	62,388	128,987	127,528
Research and development	8,221	8,437	15,836	16,608
Restructuring costs (recovery)	(8,591)	3,301	14,951	4,029
Other	910	918	1,828	385
Total operating expenses	65,924	75,044	161,602	148,550

Operating income	48,774	58,166	62,562	116,822

Interest income	287	238	572	439
Interest expense	(6,826)	(5,486)	(13,040)	(10,753)
Other income (expense), net	(483)	3,812	2,747	5,069
Interest and other, net	(7,022)	(1,436)	(9,721)	(5,245)

Income before income taxes	41,752	56,730	52,841	111,577
Provision for income taxes	17,120	25,013	183,119	34,996
Net income (loss)	$24,632	$31,717	$(130,278)	$76,581

Net income (loss) per share:
Basic	$0.35	$0.42	$(1.83)	$1.03
Diluted	$0.33	$0.41	$(1.83)	$0.99

Weighted average shares used in computing per share amounts:
Basic	70,441	74,761	71,096	74,156
Diluted	73,582	77,864	71,096	77,531

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Unaudited)
	(In thousands)
Net income (loss)	$24,632	$31,717	$(130,278)	$76,581
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	908	1,612	554	(544)
Derivative financial instruments:
Change in net unrealized amount	2,860	794	1,453	(1,375)
Amount reclassified into net income	(2,867)	(460)	(1,342)	1,466
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(433)	170	(693)	1,230
Amortization of actuarial losses and transition costs	178	567	499	1,166
Total other comprehensive loss	646	2,683	471	1,943
Comprehensive income (loss)	$25,278	$34,400	$(129,807)	$78,524

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31, 2018	April 1, 2017
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(130,278)	$76,581
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	59,502	58,249
Stock-based compensation expense	18,937	19,619
Deferred income taxes	165,098	13,744
Other, net	(674)	(244)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22,967	1,119
Inventories	(70,171)	(73,338)
Prepaid expenses and other assets	(7,487)	2,827
Accounts payable	(34,467)	45,952
Accrued liabilities	10,696	(1,861)
Cash provided by operating activities	34,123	142,648

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(71,031)	(55,282)
Purchases of long-term investments	(2,019)	—
Proceeds from sales of property, plant and equipment	158	3,827
Cash used in investing activities	(72,892)	(51,455)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	—	(40,000)
Proceeds from revolving credit facility borrowings	2,025,300	246,600
Repayments of revolving credit facility borrowings	(1,869,300)	(271,600)
Debt issuance costs	(1,701)	—
Net proceeds from stock issuances	3,439	22,691
Repurchases of common stock	(120,539)	(13,623)
Holdback payment for a prior business combination	—	(2,262)
Cash provided by (used in) financing activities	37,199	(58,194)

Effect of exchange rate changes	186	1,240
Increase (decrease) in cash and cash equivalents	(1,384)	34,239
Cash and cash equivalents at beginning of period	406,661	398,288
Cash and cash equivalents at end of period	$405,277	$432,527

Cash paid during the period for:
Interest, net of capitalized interest	$13,780	$9,070
Income taxes, net of refunds	$15,369	$9,799
Unpaid purchases of property, plant and equipment at the end of period	$28,139	$29,499

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

Results of operations for the second quarter of 2018 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Recent Accounting Pronouncements Not Yet Adopted

 In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows companies to reclassify stranded tax effects resulting from the Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. This ASU is effective for the Company at the beginning of fiscal 2020, and earlier adoption is permitted. The Company is currently evaluating when to adopt this ASU, but does not expect the impact of adoption to be significant.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting For Hedging Activities", simplifying hedge accounting guidance and improving the financial reporting of hedging relationships by allowing an entity to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. This standard eliminates the requirement to separately measure and report hedge ineffectiveness, resulting in full recognition of the change in fair value that impacts earnings in the same income statement line item that is used to present the earnings effect of the hedged item. In addition, the guidance allows more flexibility in the requirements to qualify for and maintain hedge accounting. This ASU is effective for the Company at the beginning of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the potential impact of this ASU and when to adopt this ASU.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715)". This ASU requires the service costs component of net periodic pension costs to be presented in the same line item as other compensation costs and all other components of net periodic pension costs to be presented in the income statement as non-operating expenses. This ASU is effective for the Company at the beginning of fiscal 2019 and must be applied retrospectively. A practical expedient permits the use of estimates for applying the retrospective presentation requirements. The Company does not expect the impact of adopting this new accounting standard to be significant.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230)". This ASU requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Companies will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This ASU is effective for the Company at the beginning of fiscal 2019, including interim periods within that annual period. The Company does not expect the impact of adopting this new accounting standard to be significant.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)". This ASU simplifies the accounting for income tax consequences of intra-entity transfers of assets other than inventory by requiring recognition of current and deferred income tax consequences when such transfers occur. The new standard is effective for the Company at the beginning of fiscal 2019, including interim periods within that annual period. The Company does not expect the impact of adopting this new accounting standard to be significant.

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period. In addition, the FASB provided a practical expedient transition method to adopt the new lease requirements by allowing entities to initially apply requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption that would enable the Company to not provide comparative period financial statements. Instead, the Company would apply the transition provisions of the leases standard at its effective date. The Company expects the impact of adopting this new accounting standard to be material to its consolidated balance sheet, but is still evaluating the impact to its consolidated statement of income.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue will be recognized "over time" as opposed to at a "point in time" upon physical delivery. The new standard could have a material impact to the Company's consolidated financial statements upon initial adoption, but the Company does not expect the effect of the new standard to materially impact its revenue or gross profit on a rollover basis in periods after adoption. The Company has elected to adopt the new standard using the modified retrospective method, which does not require prior periods to be restated to conform to the requirements of the new standard.

Note 2. Inventories

Components of inventories were as follows:

	As of
	March 31, 2018	September 30, 2017
	(In thousands)
Raw materials	$902,469	$834,694
Work-in-process	99,897	106,914
Finished goods	119,652	110,061
Total	$1,122,018	$1,051,669

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of March 31, 2018, the fair value of the Company's long-term debt, as estimated based primarily on quoted prices (Level 2 input), was approximately 1% higher than its carrying amount. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and contingent consideration, neither of which were material as of March 31, 2018 or September 30, 2017.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of March 31, 2018 or September 30, 2017.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	March 31, 2018	September 30, 2017
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$102,102	$105,523
Number of contracts	55	58
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$291,469	$302,944
Number of contracts	44	46

The Company utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from (1) forecasted non-functional currency sales (2) forecasted non-functional currency materials, labor, overhead and other expenses and (3) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts are designated as cash flow hedges for accounting purposes and are generally one-to-two months in duration but, by policy, may be up to twelve months in duration.

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

Note 4. Debt

Long-term debt consisted of the following:

	As of
	March 31, 2018	September 30, 2017
	(In thousands)
Senior secured notes due 2019	375,000	375,000
Non-interest bearing promissory notes	21,652	19,863
Total long-term debt	396,652	394,863
Less: Current portion of non-interest bearing promissory notes	3,416	3,416
Long-term debt	$393,236	$391,447

Short-term debt

The Company previously had a $375 million secured revolving credit facility (the "Cash Flow Revolver") that was originally set to expire on May 20, 2020.

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
The Company and certain subsidiary guarantors’ obligations under the Amended Cash Flow Revolver are secured by property of the Company and such guarantors, including, but not limited to cash, accounts receivables, inventory and the shares of the Company's subsidiaries, subject to limited exceptions.

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

As of March 31, 2018, there were $241 million of borrowings and $9 million of letters of credit outstanding under the Amended Cash Flow Revolver.

As of March 31, 2018, certain foreign subsidiaries of the Company had a total of $69 million of short-term borrowing facilities, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of March 31, 2018.

Note 5. Accounts Receivable Sale Program

During the second quarter of 2018, the Company entered into a Revolving Master Receivable Purchase Agreement (the “RPA”) with a certain third-party banking institution for the sale of trade receivables generated from sales of the Company's U.S. entities to certain customers. A maximum of $140 million of sold receivables can be outstanding at any point in time under this program. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. For the six months ended March 31, 2018 and April 1, 2017, the Company sold $337 million and $216 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statement of cash flows. Discounts on sold receivables were not material for any period presented. As of March 31, 2018 and September 30, 2017, $165 million and $140 million, respectively, of sold accounts receivable remained outstanding and had not yet been collected.

Note 6. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 31, 2018 and September 30, 2017, the Company had reserves of $38 million and $36 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

In January 2018, the Company received a notice of intent from a foreign government agency to bring a claim seeking up to $23 million asserting that the Company had been out of compliance from April 2015 through September 2016 with certain requirements of the Company’s exemption from goods and services tax on imported goods. Such claim, if formally made, could seek payment for allegedly unpaid goods and services tax. No formal claim has been brought to date. The Company believes it has good faith arguments in defense of its actions and has provided these arguments to the government agency. The Company cannot, at this time, determine the outcome of this matter and has not provided a reserve for this matter as of the end of the second quarter of 2018.
Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of March 31, 2018, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of March 31, 2018, the Company believes it has reserved a sufficient amount to satisfy currently anticipated future investigation and remediation costs at this site. Another such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company continues to investigate the allegations contained in this order and has reserved its estimated exposure for this matter as of March 31, 2018. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

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

Note 7. Restructuring

Restructuring Plan - 2018
In the first quarter of 2018, the Company adopted a consolidated restructuring plan to address the closure and/or relocation of three of its manufacturing facilities.
The following table is a summary of restructuring costs associated with this plan:

		Restructuring Expense
	Estimated Costs to Implement	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$1,191	$24,492
Other exit costs (will be recognized as incurred)	7,300	274	274
Total	35,000	1,465	24,766
Severance reimbursement	(10,000)	(10,000)	(10,000)
Total - Q1 FY18 plan	25,000	(8,535)	14,766
Costs incurred for other plans	—	(56)	185
Total - all plans	$25,000	$(8,591)	$14,951
Actions under the consolidated restructuring plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and will occur through the end of calendar 2019. As of March 31, 2018, accrued restructuring costs of $12 million was recorded in accrued liabilities and $9 million was recorded in other long-term liabilities on the condensed consolidated balance sheet. In connection with this plan, the Company entered into a contractual agreement with a third party pursuant to which up to $10.0 million of severance and retention costs incurred by the Company will be reimbursed. The Company recorded this amount as a reduction of restructuring costs in the second quarter of 2018. Of the $25 million expected restructuring costs, $14.6 million is attributable to the Company's IMS segment and $10.4 million is attributable to the Company's CPS segment. Of the $14.8 million of restructuring costs recorded in the first half of 2018, $10.4 million is attributable to the Company's IMS segment and $4.4 million is attributable to the Company's CPS segment.

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

As of the end of the second quarter of 2018, the Company has made reasonable estimates of the impact of the Tax Act and, in accordance with the SEC's Staff Accounting Bulletin No. 118, has recorded a provisional net income tax expense of approximately $162 million, which is comprised of $176 million for remeasurement of the Company’s U.S deferred tax assets, zero for the mandatory deemed repatriation of undistributed earnings and profits, and a tax benefit of $14 million for the conversion to a territorial system. The Company’s actual remeasurement of deferred tax assets and liabilities may vary from the provisional amount because the Company's final analysis will be based on activities through the remainder of the fiscal year. During the remainder of 2018, the Company will continue to analyze the full effects of the Tax Act on the Company's financial statements. The final impact of the Tax Act may differ from the Company's estimate due to, among other things, additional regulatory guidance that may be issued, changes in the Company’s interpretations and assumptions, finalization of calculations of the impact of the Tax Act on foreign tax provisions and actions the Company may take as a result of the Tax Act, including the on-going evaluation of the Company's indefinite reinvestment assertions regarding undistributed earnings and profits. Although the Company currently does not expect to be impacted by the mandatory deemed repatriation provision of the Tax Act, due to the complexity of the Company’s international tax and legal entity structure, the Company will continue to analyze the earnings and profits and tax pools of the Company’s foreign subsidiaries to reasonably estimate the effects of the mandatory deemed repatriation provision of the Tax Act over the one-year measurement period.

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

The Company's provision for income taxes for the three months ended March 31, 2018 and April 1, 2017 was $17 million (41% of income before taxes) and $25 million (44% of income before taxes), respectively, and $183.1 million (347% of income before taxes) and $35.0 million (31% of income before taxes) for the six months ended March 31, 2018 and April 1, 2017, respectively. Income tax expense for 2018 on a year-to-date basis was primarily attributable to the estimated impact of the Tax Act, which resulted in a net increase to income tax expense of approximately $162 million.

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

Note 9. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 31, 2018	September 30, 2017
	(In thousands)
Foreign currency translation adjustments	$91,506	$90,952
Unrealized holding losses on derivative financial instruments	(101)	(212)
Unrecognized net actuarial losses and transition costs for benefit plans	(14,140)	(13,946)
Total	$77,265	$76,794

Stock Repurchase Program

During the six months ended March 31, 2018, the Company repurchased 3.8 million shares of its common stock for $109 million. The Company did not repurchase any of its common stock in the open market during the six months ended April 1, 2017. As of March 31, 2018, subject to limitations on stock repurchases contained in certain of the Company's credit and debt agreements, an aggregate of $144 million remains available under repurchase programs authorized by the Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 304,000 and 453,000 shares of its common stock during the six months ended March 31, 2018 and April 1, 2017, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $11 million and $14 million, respectively, in conjunction with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(In thousands)
Gross sales:
IMS	$1,374,581	$1,382,437	$2,803,428	$2,796,707
CPS	345,732	349,637	702,461	700,711
Intersegment revenue	(44,684)	(49,812)	(85,460)	(95,179)
Net sales	$1,675,629	$1,682,262	$3,420,429	$3,402,239

Gross profit:
IMS	$85,916	$100,644	$168,533	$203,281
CPS	31,372	35,503	61,238	68,792
Total	117,288	136,147	229,771	272,073
Unallocated items (1)	(2,590)	(2,937)	(5,607)	(6,701)
Total	$114,698	$133,210	$224,164	$265,372

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(In thousands)
Net sales
United States	$321,337	$303,514	$636,145	$603,390
Mexico	494,760	469,572	983,994	943,732
China	265,913	313,740	581,005	635,479
Malaysia	150,638	194,467	336,350	405,658
Other international	442,981	400,969	882,935	813,980
Total	$1,675,629	$1,682,262	$3,420,429	$3,402,239

Percentage of net sales represented by ten largest customers	53%	54%	54%	53%
Number of customers representing 10% or more of net sales	1	2	2	2

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(In thousands, except per share data)
Numerator:
Net income (loss)	$24,632	$31,717	$(130,278)	$76,581

Denominator:
Weighted average common shares outstanding	70,441	74,761	71,096	74,156
Effect of dilutive stock options and restricted stock units	3,141	3,103	—	3,375
Denominator for diluted earnings per share	73,582	77,864	71,096	77,531

Net income (loss) per share:
Basic	$0.35	$0.42	$(1.83)	$1.03
Diluted	$0.33	$0.41	$(1.83)	$0.99

The Company reported a net loss of $130.3 million for the first half of 2018 and, as such, 3.5 million potentially dilutive securities have been excluded from the calculation of diluted earnings per share for the six months ended March 31, 2018.

Note 12. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(In thousands)
Stock options	$2,566	$380	$3,743	$930
Restricted stock units, including performance based awards	7,729	7,262	15,194	18,689
Total	$10,295	$7,642	$18,937	$19,619

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(In thousands)
Cost of sales	$1,851	$2,035	$4,299	$4,899
Selling, general and administrative	8,388	5,376	14,552	14,216
Research and development	56	231	86	504
Total	$10,295	$7,642	$18,937	$19,619

During the second quarter of 2018, the Company's stockholders approved the reservation of an additional 1.8 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of March 31, 2018, an aggregate of 10.7 million shares were authorized for future issuance under the Company's stock plans, of which 6.8 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.9 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2017	3,568	11.83	3.82	90,327
Granted	200	38.45
Exercised/Cancelled/Forfeited/Expired	(337)	11.41
Outstanding as of March 31, 2018	3,431	13.42	3.86	53,074
Vested and expected to vest as of March 31, 2018	3,429	13.42	3.86	53,059
Exercisable as of March 31, 2018	3,234	12.11	3.55	52,867

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised such options at the Company's closing stock price on the date indicated.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2017	3,359	27.56	1.51	124,800
Granted	793	34.85
Vested/Forfeited/Cancelled	(792)	26.30
Outstanding as of March 31, 2018	3,360	29.58	1.44	95,080
Expected to vest as of March 31, 2018	2,574	28.72	1.40	72,842

As of March 31, 2018, unrecognized compensation expense of $43 million is expected to be recognized over a weighted average period of 1.5 years. Additionally, as of March 31, 2018, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $20 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of completed, pending or anticipated acquisitions; any statements regarding our restructuring plans; any statements concerning the adequacy of our current liquidity; any statements regarding our expectations for remediation of any material weaknesses; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

Our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first six months of fiscal 2018 and 2017. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

All references to years in this section refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2018 and 2017 are each 52 weeks.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. For example, revenue in our IMS business has been negatively impacted in the past two quarters by parts shortages and delays in new program ramps caused by customer design changes and other factors. These factors have resulted in a decrease in gross margins for our IMS business from 7.3% in the second quarter of 2017 to 6.3% in the second quarter of 2018 due to unfavorable changes in customer program mix and under absorption of fixed costs. Additionally, gross margin for our CPS business was 9.1% in the second quarter of 2018, down from 10.2% in the second quarter of 2017 and well below our expectations for this business. We continue to address these challenges on both a short-term and long-term basis. For example, our previously announced consolidated restructuring plan will result in the closure of one of our manufacturing facilities serving our CPS business, which we expect to generate some incremental cost savings for our CPS business beginning in the fourth quarter of 2018.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three months ended March 31, 2018. Two customers represented 10% or more of our net sales for the six months ended March 31, 2018 and the three and six months ended April 1, 2017, respectively.

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

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(In thousands)
Net sales	$1,675,629	$1,682,262	$3,420,429	$3,402,239
Gross profit	$114,698	$133,210	$224,164	$265,372
Operating income	$48,774	$58,166	$62,562	$116,822
Net income (loss) (1)	$24,632	$31,717	$(130,278)	$76,581

(1)	The results of operations for the six months ended March 31, 2018 include a $162 million non-cash tax charge due to the enactment of the U.S. Tax Cuts and Jobs Act.

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 31, 2018	April 1, 2017	Increase/(Decrease)		March 31, 2018	April 1, 2017	Increase/(Decrease)
Industrial, Medical and Defense	$757,158	$766,065	$(8,907)	(1.2)%	$1,552,800	$1,543,562	$9,238	0.6%
Communications Networks	642,335	624,547	17,788	2.8%	1,321,181	1,267,136	54,045	4.3%
Embedded Computing and Storage	276,136	291,650	(15,514)	(5.3)%	546,448	591,541	(45,093)	(7.6)%
Total	$1,675,629	$1,682,262	$(6,633)	(0.4)%	$3,420,429	$3,402,239	$18,190	0.5%

Net sales in the second quarter of 2018 were 0.4% lower than those for the second quarter of 2017. Sales to customers in our embedded computing and storage end market decreased 5.3% primarily as a result of decreased end-market demand for our customer’s point-of-sale equipment. Sales to customers in our industrial, medical and defense market decreased 1.2% as a result of decreased demand in our industrial market, partially offset by increased demand in our medical market. Sales to customers in our communication networks end market increased 2.8% primarily as a result of increased demand and new program wins for wireless products, partially offset by the effect of decreased demand for optical products.

Net sales for the first six months of 2018 were 0.5% higher than those for the first six months of 2017. Sales to customers in our communication networks end market increased 4.3% primarily as a result of increased demand and new program wins for wireless products, partially offset by the effect of decreased demand for optical products. Sales to customers in our industrial, medical and defense market increased 0.6% primarily as a result of increased demand in our medical market, partially offset by decreased demand in our industrial market. Sales to customers in our embedded computing and storage end market decreased 7.6% primarily due to reduced demand from a particular storage customer.

Gross Margin

Gross margin decreased to 6.8% for the second quarter of 2018 from 7.9% for the second quarter of 2017. IMS gross margin decreased to 6.3% for the second quarter of 2018, from 7.3% for the second quarter of 2017 due primarily to unfavorable program mix, under absorption of labor and overhead costs caused by lower revenue than anticipated due to parts shortages, and high fixed costs and yield issues associated with new program ramp-ups. CPS gross margin decreased to 9.1% for the second quarter of 2018, from 10.2% for the second quarter of 2017 primarily due to decreased sales and operational inefficiencies.

Gross margin decreased to 6.6% for the six months ended March 31, 2018, from 7.8% for the six months ended April 1, 2017. IMS gross margin decreased to 6.0% for the six months ended March 31, 2018 from 7.3% for the six months ended April 1, 2017 due primarily to unfavorable program mix, under absorption of labor and overhead costs caused by lower revenue than anticipated due to parts shortages and high fixed costs and yield issues associated with new program ramp-ups. CPS gross margin decreased to 8.7% for the six months ended March 31, 2018, from 9.8% for the six months ended April 1, 2017, primarily as a result of decreased sales in our products group, unfavorable revenue mix, operational inefficiencies, customer program transfer costs and continued depressed conditions in the oil and gas industry.

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

Selling, General and Administrative

Selling, General and Administrative expenses increased $3.0 million, from $62.4 million, or 3.7% of net sales, in the second quarter of 2017 to $65.4 million, or 3.9% of net sales, in the second quarter of 2018. This increase was primarily attributable to increased stock compensation expense. Selling, General and Administrative expenses increased $1.5 million, from $127.5 million, or 3.7% of net sales, for the six months ended April 1, 2017 to $129.0 million, or 3.8% of net sales, for the six months ended March 31, 2018.

Research and Development

Research and Development expenses decreased $0.2 million, from $8.4 million, or 0.5% of net sales, in the second quarter of 2017 to $8.2 million, or 0.5% of net sales, in the second quarter of 2018. Research and Development expenses decreased $0.8 million, from $16.6 million, or 0.5% of net sales, for the six months ended April 1, 2017 to $15.8 million, or 0.5% of net sales, for the six months ended March 31, 2018.

Restructuring

In the first quarter of 2018, we adopted a consolidated restructuring plan to address the closure and/or relocation of three of our manufacturing facilities.

The following table is a summary of restructuring costs associated with this plan:

		Restructuring Expense
	Estimated Costs to Implement	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$1,191	$24,492
Other exit costs (will be recognized as incurred)	7,300	274	274
Total	35,000	1,465	24,766
Severance reimbursement	(10,000)	(10,000)	(10,000)
Total - Q1 FY18 plan	25,000	(8,535)	14,766
Costs incurred for other plans	—	(56)	185
Total - all plans	$25,000	$(8,591)	$14,951
Actions under the consolidated restructuring plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and will occur through the end of calendar 2019. As of March 31, 2018, accrued restructuring costs of $12 million was recorded in accrued liabilities and $9.0 million was recorded in other long-term liabilities on the condensed consolidated balance sheet. In connection with this plan, we entered into a contractual agreement with a third party pursuant to which up to $10.0 million of severance and retention costs incurred by us will be reimbursed. We recorded this amount as a reduction of restructuring costs in the second quarter of 2018. Of the $25 million expected restructuring costs, $14.6 million is attributable to our IMS segment and $10.4 million is attributable to our CPS segment. Of the $14.8 million of restructuring costs recorded in the first half of 2018, $10.4 million is attributable to our IMS segment and $4.4 million is attributable our CPS segment.

Other Income (Expense), Net

Other income (expense), net in the second quarter of 2018 decreased $4.3 million from the second quarter of 2017 due primarily to foreign exchange losses of $0.1 million for the second quarter of 2018 compared to foreign exchange gains of $2.6 million in the second quarter of 2017. In addition, there was a loss on deferred compensation plan assets of $0.7 million in the second quarter of 2018 compared to a gain of $1.3 million in the second quarter of 2017. Other income (expense), net for the six months ended March 31, 2018 decreased $2.3 million from the six months ended April 1, 2017 due primarily to lower foreign exchange gains.

The following table presents the significant components of other income (expense), net:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(In thousands)
Foreign exchange gains (losses)	$(132)	$2,579	$1,396	$3,805
Other, net	(351)	1,233	1,351	1,264
Total	$(483)	$3,812	$2,747	$5,069

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

As of the end of the first quarter of 2018, we have made reasonable estimates of the impact of the Tax Act and, in accordance with the SEC's Staff Accounting Bulletin No. 118, have recorded a provisional net income tax expense of approximately $162 million, which is comprised of $176 million for remeasurement of our U.S deferred tax assets, zero for the mandatory deemed repatriation of undistributed earnings and profits, and a tax benefit of $14 million for the conversion to a territorial system. Our actual remeasurement of deferred tax assets and liabilities may vary from the provisional amount because our final analysis will be based on activities through the remainder of the fiscal year. During the remainder of 2018, we will continue to analyze the full effects of the Tax Act on our financial statements. The final impact of the Tax Act may differ from our estimate due to, among other things, additional regulatory guidance that may be issued, changes in our interpretations and assumptions, finalization of calculations of the impact of the Tax Act on foreign tax provisions and actions we may take as a result of the Tax Act, including the on-going evaluation of our indefinite reinvestment assertions regarding undistributed earnings and profits. Although we currently do not expect to be impacted by the mandatory deemed repatriation provision of the Tax Act, due to the complexity of our international tax and legal entity structure, we will continue to analyze the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the mandatory deemed repatriation provision of the Tax Act over the one-year measurement period.

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

Our provision for income taxes for the three months ended March 31, 2018 and April 1, 2017 were $17 million (41% of income before taxes) and $25 million (44% of income before taxes), respectively and $183.1 million (347% of income before taxes) and $35.0 million (31% of income before taxes) for the six months ended March 31, 2018 and April 1, 2017, respectively. Income tax expense for 2018 on a year-to-date basis was primarily attributable to the estimated impact of the Tax Act, resulting in a net increase to income tax expense of approximately $162 million.

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

Liquidity and Capital Resources

	Six Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$34,123	$142,648
Investing activities	(72,892)	(51,455)
Financing activities	37,199	(58,194)
Effect of exchange rate changes on cash and cash equivalents	186	1,240
Increase (decrease) in cash and cash equivalents	$(1,384)	$34,239

Key Working Capital Management Measures

	As of
	March 31, 2018	September 30, 2017
Days sales outstanding (1)	59	55
Inventory turns (2)	5.7	6.2
Days inventory on hand (3)	64	59
Accounts payable days (4)	73	71
Cash cycle days (5)	50	43

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

Cash and cash equivalents were $405 million at March 31, 2018 and $407 million at September 30, 2017. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $1 billion as of March 31, 2018 and September 30, 2017.

Net cash provided by operating activities was $34 million and $143 million for the six months ended March 31, 2018 and April 1, 2017, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended March 31, 2018, we generated $113 million of cash primarily from earnings, excluding non-cash items, and consumed $78 million of cash due to an increase in our net operating assets caused primarily by an increase in inventory and a decrease in accounts payable of $70 million and $34 million, respectively, partially offset by a decrease in accounts receivable of $23 million. The decreases in accounts receivable and accounts payable are primarily due to a decrease in business volume. Inventory increased primarily as a result of customer demand changes, parts shortages, new product ramps and anticipated revenue growth in the second half of the year. DSO increased from 55 days as of September 30, 2017 to 59 days as of March 31, 2018 due to an unfavorable shift in customer payment terms mix from customers with shorter payment terms to customers with longer payment terms and an unfavorable shift in the linearity of product shipments to customers. DPO increased from 71 days as of September 30, 2017 to 73 days as of March 31, 2018 due to favorable supplier payment terms mix.

Net cash used in investing activities was $73 million and $51 million for the six months ended March 31, 2018 and April 1, 2017, respectively. During the six months ended March 31, 2018, we used $71 million of cash for capital expenditures and $2 million for funding a shortfall in our deferred compensation plan upon liquidation of our COLI investments. During the six months ended April 1, 2017, we used $55 million of cash for capital expenditures and received proceeds of $4 million primarily from the sale of a certain property.

Net cash provided by financing activities was $37 million for six months ended March 31, 2018, whereas net cash used for financing activities was $58 million for the six months ended April 1, 2017. During the six months ended March 31, 2018, we used $121 million of cash to repurchase common stock (including $11 million related to employee tax withholdings on vested restricted stock units), borrowed $156 million of cash under the Cash Flow Revolver and received $3 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the six months ended April 1, 2017, we used $14 million of cash to repurchase common stock related to employees tax withholdings on vested restricted stock units, used $25 million of cash for net repayments of short-term borrowings, repaid $40 million of long-term debt, paid $2 million in connection with a previous business combination and received $23 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 3.8 million shares of our common stock for $109 million during the six months ended March 31, 2018. As of March 31, 2018, subject to limitations on stock repurchases contained in certain of our credit and debt agreements, an aggregate of $144 million remained available under our stock repurchase programs authorized by the Board of Directors, none of which is subject to an expiration date.

On February 1, 2018, we entered into an amended cash flow revolver (the “Amended Cash Flow Revolver”) that increased the amount available under our revolving credit facility to $500 million and extended the term to February 1, 2023 provided our available liquidity is at least equal to the outstanding balance of our senior secured notes due 2019 during the six month period prior to the maturity date of such notes, which is June 1, 2019. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by up to an additional $200 million and/or add new term loan commitments of up to $375 million. Sanmina’s and certain subsidiary guarantors’ obligations under the Amended Cash Flow Revolver are secured by property of Sanmina and such guarantors, including, but not limited to cash, accounts receivable, inventory and the shares of our subsidiaries, subject to limited exceptions.
The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver contains customary negative covenants limiting the ability of the Sanmina and its subsidiaries, among other things, to incur debt, grant liens, make investments, make acquisitions, make certain restricted payments, repurchase its shares and sell assets, subject to certain exceptions. As of March 31, 2018, we were in compliance with these covenants.

During the second quarter of 2018, we entered into a Revolving Master Receivable Purchase Agreement (the “RPA”) with a certain third-party banking institution for the sale of trade receivables generated from sales of our U.S. entities to certain customers. A maximum of $140 million of sold receivables can be outstanding at any point in time under this program. Trade receivables sold pursuant to the RPA are serviced by us.

In addition to the RPA, we have the option to participate in trade receivables sales programs that have been implemented by certain of our customers. We do not service trade receivables sold under these other programs.

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. For the six months ended March 31, 2018, and April 1, 2017, we sold $337 million and $216 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statement of cash flows. Discounts on sold receivables were not material for any period presented. As of March 31, 2018 and September 30, 2017, $165 million and $140 million, respectively, of sold accounts receivable remained outstanding and had not yet been collected.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of March 31, 2018, we had reserves of $38 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

In January 2018, we received a notice of intent from a foreign government agency to bring a claim seeking up to $23 million asserting that we had been out of compliance from April 2015 through September 2016 with certain requirements of our exemption from goods and services tax on imported goods. Such claim, if formally made, could seek payment for allegedly unpaid goods and services tax. No formal claim has been brought to date. We believe we have good faith arguments in defense of our actions and have provided these arguments to the government agency. As a result we cannot, at this time, determine the outcome of this matter and have not provided a reserve for this matter as of the end of the second quarter of 2018.

In connection with a previously completed acquisition, we could be required to make additional cash payments of a maximum of $14 million if certain annual earnings targets are achieved in the next three years.

As of March 31, 2018, we had a liability of $111 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity consisted of (1) cash and cash equivalents of $405 million as of March 31, 2018; (2) our Amended Cash Flow Revolver, under which $250 million, net of outstanding borrowings and letters of credit, was available as of March 31, 2018; (3) foreign short-term borrowing facilities of $69 million, all of which was available as of March 31, 2018; (4) proceeds from sales of customer receivables under our RPA and related facilities; and (5) cash generated from operations.

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

As of March 31, 2018, 58% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. As of March 31, 2018, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $291 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales, (2) forecasted non-functional currency materials, labor, overhead and other expenses and (3) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $102 million as of March 31, 2018.

The net impact of an immediate 10 percent change in exchange rates would not be material to our unaudited condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, including internal control over financial reporting, will prevent all errors and all fraud. Because of inherent limitations, disclosure controls and procedures, no matter how well conceived and operated, may not prevent or detect misstatements and can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of fiscal 2018 was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This evaluation was performed to determine if our disclosure controls and procedures, including internal control over financial reporting, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, as amended, was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to a material weakness that existed in our internal control over financial reporting as described below.
This control weakness did not result in a material misstatement to the current quarter’s consolidated financial statements or to those of any prior period.
Update on Internal Control over Financial Reporting
During the second quarter of fiscal 2018, our management identified a material weakness related to the failed operation in the first quarter of fiscal 2018 of a business performance review control in one of our significant divisions. This control weakness did not result in any material misstatements to our financial statements or disclosures, but did result in an immaterial out-of-period adjustment to increase cost of sales and accrued liabilities during the quarter ended March 31, 2018. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We concluded we did not have effective business performance review controls used to monitor the completeness and accuracy of the financial results of one of our significant divisions and to identify potential failures in lower level controls. Specifically, these controls did not detect errors in a timely manner that, when aggregated, could have been material to our interim or annual financial statements. Therefore, this control deficiency could result in misstatements of our consolidated financial statements or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.
Remediation Efforts to Address Material Weakness
Management is in the process of enhancing the current business performance review control procedures to include additional documentation to evidence its operation and to clearly define control operation and accountability.
We believe these measures, and others that may be implemented, will remediate the material weakness in internal control over financial reporting described above.
The material weakness will not be considered formally remediated until the control has operated for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We expect this to occur prior to the end of fiscal 2018.

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

Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.

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

Our operating results can vary due to a number of significant uncertainties, including:

•	our ability to replace declining sales from end-of-life programs with new business wins;

•	conditions in the economy as a whole and in the industries we serve;

•	fluctuations in components prices and component shortages or extended parts lead time caused by high demand, natural disaster or otherwise;

•	timing of new product development by our customers, which creates demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;

•	levels of demand in the end markets served by our customers;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	timing of new program ramps in which expenditures are made in anticipation of increased sales or for which low product yields and design changes can significantly impact profitability;

•	customer product delivery requirements and shortages of components or labor;

•	customer payment terms and the extent to which we factor customer receivables during the quarter;

•	increasing labor costs in the regions in which we operate;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

•	customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;

•	our ability to efficiently move manufacturing activities to lower cost regions;

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

•
changes in trade and tax laws that may result in us or our customers being subjected to increased taxes, duties and tariffs and thus increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;

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

Changes in U.S. trade policy could increase the cost of using both our onshore and offshore manufacturing services for our U.S customers, leading them to reduce their orders to us.

Although we maintain significant manufacturing capacity in the United States, the substantial majority of our manufacturing operations are located outside the United States. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. However, the willingness of our U.S customers to have us manufacture their products in our offshore facilities for import into the U.S. could be reduced should the U.S. government (1) exit or renegotiate trade agreements and frameworks to which it is currently bound or to which it adheres, including the North American Free Trade Act and the rules of the World Trade Organization; or (2) impose any import tariff covering any such products. Any decision by a large number of our U.S customers to cease using our offshore manufacturing services due to changes in U.S. trade policy without commensurately increasing their use of our domestic manufacturing services would materially reduce our revenue and net income. In addition, the U.S. presidential administration has recently announced an intention to impose tariffs on a number of imported items, which could include components used in the manufacture of our customers’ products. Our initial evaluation of the proposed tariffs indicates that the incremental costs would be immaterial.  Should there be changes in the proposed tariffs and should they be applied to components used in production at our U.S.

plants, our customers’ costs of manufacturing in the U.S. could increase, which could also reduce their willingness to use our domestic manufacturing services.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, our cash management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. Recent international initiatives will require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties. Although we believe that our tax estimates are reasonable and our existing tax reserves are adequate, the final determination of tax audits or tax disputes may be different from what is reflected in our historical tax provisions, which could increase our taxes payable and decrease our net income. In addition, the recently enacted U.S. Tax Cuts and Jobs Act provides for a substantial reduction in the U.S. corporate income tax rate and for a one-time mandatory deemed repatriation tax on previously untaxed foreign earnings. We currently estimate the impact of the Tax Act to be approximately $162 million for the reduction in the value of our deferred tax assets as a result of the corporate tax rate reduction and conversion to a territorial system. We do not anticipate any impact for the mandatory deemed repatriation tax. However, should our estimates or provisionally-recorded amounts change as a result of further analysis of the Tax Act or otherwise, we could be required to further reduce the carrying value of our deferred tax assets and the amount of the deemed repatriation tax could increase, which amounts could be significant.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, our insurance program does not generally cover failure to comply with typical customer warranties for workmanship, product and medical device liability, intellectual property infringement, product recall claims, certain natural disasters, such as earthquake, and environmental contamination. In addition, our policies generally have deductibles and/or limits or may be limited to certain lines or business or customer engagements that reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income will be reduced. Additionally, if one or more counterparties to our insurance coverage were to fail, we would bear the entire amount of an otherwise insured loss.

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

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, during the second quarter of fiscal 2018, we identified a material weakness in the operation of a business performance review control in the first quarter of fiscal 2018 that did not result in a material misstatement of the financial statements. Although we expect to fully remediate the material weakness and complete testing by the end of the fourth quarter of fiscal 2018, there can be no assurance that we will be successful in this regard, nor can we assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or failure to remediate the material weakness may adversely affect our reputation and business and the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2016, our Board of Directors authorized us to repurchase up to $150 million of our common stock in the open market or in negotiated transactions off the market. In September 2017, the Board authorized an additional $200 million repurchase program. These programs have no expiration date. The table below sets forth information regarding our repurchases of our common stock under these authorizations during the second quarter of 2018.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
December 31, 2017 through January 27, 2018	439,500	$27.00	439,500	$207,101,618
Month #2
January 28, 2018 through February 24, 2018	1,879,878	$26.76	1,879,878	$156,797,468
Month #3
February 25, 2018 through March 31, 2018	464,232	$27.63	464,232	$143,969,585
Total	2,783,610	$26.94	2,783,610

(1)	All months shown are our fiscal months.

(2)	Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Our debt agreements contain a number of restrictive covenants, including restrictions on paying dividends and on the amount of stock we may repurchase, which may cause us not to be able to repurchase the entire amount approved by the Board.

Item 6. Exhibits

Exhibit Number	Description

10.33†
Receivables Purchase Agreement among Sanmina Corporation, the sellers and buyers from time to time party thereto and The Bank of Tokyo-Mitsubishi UFG, Ltd., as administrative agent, dated March 26, 2018.

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

32.1 (1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2018

		By:	/s/ DAVID R. ANDERSON
David R. Anderson
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2018