Form 10-Q
period 2018-06-30
SANMINA CORP
filed 2018-08-03
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
Yes [ ]    No [x]

As of July 30, 2018, there were 67,960,751 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2018	September 30, 2017
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$404,777	$406,661
Accounts receivable, net of allowances of $11,643 and $14,334 as of June 30, 2018 and September 30, 2017, respectively	1,153,930	1,110,334
Inventories	1,187,006	1,051,669
Prepaid expenses and other current assets	48,279	47,586
Total current assets	2,793,992	2,616,250
Property, plant and equipment, net	635,733	640,275
Deferred tax assets	345,780	476,554
Other	117,023	114,284
Total assets	$3,892,528	$3,847,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,348,917	$1,280,106
Accrued liabilities	145,954	116,582
Accrued payroll and related benefits	109,155	130,939
Short-term debt, including current portion of long-term debt	611,280	88,416
Total current liabilities	2,215,306	1,616,043
Long-term liabilities:
Long-term debt	14,562	391,447
Other	185,904	192,189
Total long-term liabilities	200,466	583,636
Contingencies (Note 6)
Stockholders' equity	1,476,756	1,647,684
Total liabilities and stockholders' equity	$3,892,528	$3,847,363

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,813,366	$1,711,377	$5,233,795	$5,113,616
Cost of sales	1,694,830	1,580,689	4,891,095	4,717,556
Gross profit	118,536	130,688	342,700	396,060

Operating expenses:
Selling, general and administrative	61,421	58,708	190,408	186,236
Research and development	8,144	8,394	23,980	25,002
Restructuring costs (recovery)	1,021	(3,908)	15,972	121
Other	890	918	2,718	1,303
Total operating expenses	71,476	64,112	233,078	212,662

Operating income	47,060	66,576	109,622	183,398

Interest income	492	219	1,064	658
Interest expense	(7,284)	(5,503)	(20,324)	(16,256)
Other income, net	1,000	952	3,747	6,021
Interest and other, net	(5,792)	(4,332)	(15,513)	(9,577)

Income before income taxes	41,268	62,244	94,109	173,821
Provision for income taxes	7,305	25,840	190,424	60,836
Net income (loss)	$33,963	$36,404	$(96,315)	$112,985

Net income (loss) per share:
Basic	$0.49	$0.48	$(1.37)	$1.52
Diluted	$0.47	$0.47	$(1.37)	$1.45

Weighted average shares used in computing per share amounts:
Basic	68,907	75,332	70,366	74,548
Diluted	72,053	78,241	70,366	77,917

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(Unaudited)
	(In thousands)
Net income (loss)	$33,963	$36,404	$(96,315)	$112,985
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(1,024)	176	(470)	(368)
Derivative financial instruments:
Change in net unrealized amount	(3,462)	514	(2,009)	(861)
Amount reclassified into net income	3,027	(497)	1,685	969
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	606	(550)	(87)	680
Amortization of actuarial losses and transition costs	193	482	692	1,648
Total other comprehensive income (loss)	(660)	125	(189)	2,068
Comprehensive income (loss)	$33,303	$36,529	$(96,504)	$115,053

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30, 2018	July 1, 2017
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(96,315)	$112,985
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	89,134	87,520
Stock-based compensation expense	28,698	26,908
Deferred income taxes	174,060	30,680
Other, net	(881)	(459)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(44,995)	(62,681)
Inventories	(137,036)	(100,583)
Prepaid expenses and other assets	359	10,912
Accounts payable	87,070	112,883
Accrued liabilities	(4,214)	(16,496)
Cash provided by operating activities	95,880	201,669

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(97,468)	(86,801)
Purchases of long-term investments	(2,019)	—
Proceeds from sales of property, plant and equipment	3,948	3,935
Cash used in investing activities	(95,539)	(82,866)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(3,416)	(43,416)
Proceeds from revolving credit facility borrowings	3,015,200	408,670
Repayments of revolving credit facility borrowings	(2,867,200)	(433,670)
Debt issuance costs	(1,701)	—
Net proceeds from stock issuances	3,890	25,751
Repurchases of common stock	(150,162)	(37,593)
Holdback payment for a prior business combination	—	(2,262)
Cash used in financing activities	(3,389)	(82,520)

Effect of exchange rate changes	1,164	929
Increase (decrease) in cash and cash equivalents	(1,884)	37,212
Cash and cash equivalents at beginning of period	406,661	398,288
Cash and cash equivalents at end of period	$404,777	$435,500

Cash paid during the period for:
Interest, net of capitalized interest	$23,985	$17,439
Income taxes, net of refunds	$27,434	$17,338
Unpaid purchases of property, plant and equipment at the end of period	$32,529	$44,004

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

Results of operations for the third quarter of 2018 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Recent Accounting Pronouncements Not Yet Adopted

 In June 2018, the FASB issued ASU 2018-07 "Improvements to Non-employee Share-Based Payment Accounting (Topic 718)". The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard aligns measurement and classification guidance for share-based payments to non-employees with the guidance applicable to employees. This ASU is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period and early adoption is permitted. The Company is currently evaluating when to adopt this ASU, but does not expect the impact of adoption to be significant.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (H.R. 1), from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. This ASU is effective for the Company at the beginning of fiscal 2020, and earlier adoption is permitted. The Company is currently evaluating when to adopt this ASU, but does not expect the impact of adoption to be significant.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting For Hedging Activities", simplifying hedge accounting guidance and improving the financial reporting of hedging relationships by allowing an entity to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. This standard eliminates the requirement to separately measure and report hedge ineffectiveness, resulting in full recognition of the change in fair value that impacts earnings in the same income statement line item that is used to present the earnings effect of the hedged item. In addition, the guidance allows more flexibility in the requirements to qualify for and maintain hedge accounting. This ASU is effective for the Company at the beginning of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the potential impact of this ASU and when to adopt it.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company in fiscal 2019, including interim periods within that reporting period, using one of two prescribed transition methods. The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue will be recognized "over time" as opposed to at a "point in time" upon physical delivery. The new standard could have a material impact to the Company's consolidated financial statements upon initial adoption, but the Company does not expect the effect of the new standard to materially impact its revenue or gross profit on a rollover basis in periods after adoption. The Company has decided to adopt the new standard using the modified retrospective method, which does not require prior periods to be restated to conform to the requirements of the new standard.

Note 2. Inventories

Components of inventories were as follows:

	As of
	June 30, 2018	September 30, 2017
	(In thousands)
Raw materials	$970,756	$834,694
Work-in-process	109,053	106,914
Finished goods	107,197	110,061
Total	$1,187,006	$1,051,669

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of June 30, 2018, the fair value of the Company's long-term debt, as estimated based primarily on quoted prices (Level 2 input), was equivalent to its carrying amount. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and contingent consideration, neither of which were material as of June 30, 2018 or September 30, 2017.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of June 30, 2018 or September 30, 2017.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	June 30, 2018	September 30, 2017
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$106,106	$105,523
Number of contracts	57	58
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$315,259	$302,944
Number of contracts	51	46

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

Note 4. Debt

Long-term debt consisted of the following:

	As of
	June 30, 2018	September 30, 2017
	(In thousands)
Senior secured notes due 2019	$375,000	$375,000
Non-interest bearing promissory notes	17,842	19,863
Total long-term debt	392,842	394,863
Less: Current portion of non-interest bearing promissory notes	3,280	3,416
Current portion of long-term debt	375,000	—
Long-term debt	$14,562	$391,447

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

As of June 30, 2018, there were $233 million of borrowings and $9 million of letters of credit outstanding under the Amended Cash Flow Revolver.

As of June 30, 2018, certain foreign subsidiaries of the Company had a total of $69 million of short-term borrowing facilities, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of June 30, 2018.

Note 5. Accounts Receivable Sale Program

During the third quarter of 2018, the Company entered into an amended Revolving Master Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales of the Company's U.S. entities to certain customers. A maximum of $455 million of sold receivables can be outstanding at any point in time under this program. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. For the nine months ended June 30, 2018 and July 1, 2017, the Company sold $558 million and $336 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statement of cash flows. Discounts on sold receivables were not material for any period presented. As of June 30, 2018 and September 30, 2017, $217 million and $140 million, respectively, of sold accounts receivable remained outstanding and had not yet been collected.

Note 6. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 30, 2018 and September 30, 2017, the Company had reserves of $34 million and $36 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

In January 2018, the Company received a notice of intent from a foreign government agency to bring a claim seeking up to $23 million asserting that the Company had been out of compliance from April 2015 through September 2016 with certain requirements of the Company’s exemption from goods and services tax on imported goods. Such claim, if formally made, could seek payment for allegedly unpaid goods and services tax. No formal claim has been brought to date. The Company believes it has good faith arguments in defense of its actions and has provided these arguments to the government agency in writing, most recently in April 2018. No further communications have been received from the agency since that time and the Company cannot, at this time, determine the outcome of this matter and has not provided a reserve for this matter as of the end of the third quarter of 2018.
Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of June 30, 2018, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of June 30, 2018, the Company believes it has reserved a sufficient amount to satisfy currently anticipated future investigation and remediation costs at this site. Another such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company continues to investigate the allegations contained in this order and has reserved its estimated exposure for this matter as of June 30, 2018. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

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
The following table is a summary of restructuring costs associated with this plan:

		Restructuring Expense
	Estimated Costs to Implement	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$758	$25,250
Other exit costs (will be recognized as incurred)	7,300	89	363
Total	35,000	847	25,613
Severance reimbursement	(10,000)	—	(10,000)
Total - Q1 FY18 plan	25,000	847	15,613
Costs incurred for other plans	—	174	359
Total - all plans	$25,000	$1,021	$15,972
Actions under the consolidated restructuring plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. As of June 30, 2018, accrued restructuring costs of $20 million were recorded in accrued liabilities on the condensed consolidated balance sheet. In connection with this plan, the Company entered into a contractual agreement with a third party pursuant to which up to $10.0 million of severance and retention costs incurred by the Company will be reimbursed. The Company recorded this amount as a reduction of restructuring costs in the second quarter of 2018. Of the $25 million expected restructuring costs, $14.6 million is attributable to the Company's IMS segment and $10.4 million is attributable to the Company's CPS segment. Of the $15.6 million of restructuring costs recorded during the nine months ended June 30, 2018, $11.1 million is attributable to the Company's IMS segment and $4.5 million is attributable to the Company's CPS segment.

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

As of the end of the third quarter of 2018, the Company has made reasonable estimates of the impact of the Tax Act and, in accordance with the SEC's Staff Accounting Bulletin No. 118, has recorded a provisional net income tax expense of approximately $162 million, which is comprised of $176 million for remeasurement of the Company’s U.S deferred tax assets, zero for the mandatory deemed repatriation of undistributed earnings and profits, and a tax benefit of $14 million for the conversion to a territorial system. The Company’s actual remeasurement of deferred tax assets and liabilities may vary from the provisional amount because the Company's final analysis will be based on activities through the remainder of the fiscal year. During the remainder of 2018, the Company will continue to analyze the full effects of the Tax Act on the Company's financial statements. The final impact of the Tax Act may differ from the Company's estimate due to, among other things, additional regulatory guidance that may be issued, changes in the Company’s interpretations and assumptions, finalization of calculations of the impact of the Tax Act on foreign tax provisions and actions the Company may take as a result of the Tax Act, including the on-going evaluation of the Company's indefinite reinvestment assertions regarding undistributed earnings and profits. Although the Company currently does not expect to be impacted by the mandatory deemed repatriation provision of the Tax Act, due to the complexity of the Company’s international tax and legal entity structure, the Company will continue to analyze the earnings and profits and tax pools of the Company’s foreign subsidiaries to reasonably estimate the effects of the mandatory deemed repatriation provision of the Tax Act over the one-year measurement period.

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

The Company's provision for income taxes for the three months ended June 30, 2018 and July 1, 2017 was $7 million (18% of income before taxes) and $26 million (42% of income before taxes), respectively, and $190.4 million (202% of income before taxes) and $60.8 million (35% of income before taxes) for the nine months ended June 30, 2018 and July 1, 2017, respectively. The increase in income tax expense for 2018 on a year-to-date basis was primarily attributable to the estimated impact of the Tax Act as discussed above, which resulted in a net increase to income tax expense of approximately $162 million related to a non-cash reduction in the carrying value of our net deferred tax assets partially offset by a decrease in the US tax rate from 35% to 21% and a $4.8 million discrete tax benefit resulting from a settlement with a foreign tax authority in the third quarter of 2018.

During the third quarter of 2018, the Company recorded a $4.8 million discrete tax benefit resulting from a settlement with a foreign tax authority. The settlement allowed the Company to release an accrual for this uncertain tax position.

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

Note 9. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 30, 2018	September 30, 2017
	(In thousands)
Foreign currency translation adjustments	$90,482	$90,952
Unrealized holding losses on derivative financial instruments	(536)	(212)
Unrecognized net actuarial losses and transition costs for benefit plans	(13,341)	(13,946)
Total	$76,605	$76,794

Stock Repurchase Program

During the nine months ended June 30, 2018 and July 1, 2017, the Company repurchased 4.8 million and 0.5 million shares of its common stock for $138 million and $20 million, respectively. As of June 30, 2018, subject to limitations on stock repurchases contained in certain of the Company's credit and debt agreements, an aggregate of $115 million remains available under repurchase programs authorized by the Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 328,000 and 549,000 shares of its common stock during the nine months ended June 30, 2018 and July 1, 2017, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $12 million and $17 million, respectively, in conjunction with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Gross sales:
IMS	$1,490,069	$1,408,442	$4,293,497	$4,205,149
CPS	374,642	356,998	1,077,103	1,057,709
Intersegment revenue	(51,345)	(54,063)	(136,805)	(149,242)
Net sales	$1,813,366	$1,711,377	$5,233,795	$5,113,616

Gross profit:
IMS	$85,381	$106,841	$253,914	$310,122
CPS	31,300	26,229	92,538	95,021
Total	116,681	133,070	346,452	405,143
Unallocated items (1)	1,855	(2,382)	(3,752)	(9,083)
Total	$118,536	$130,688	$342,700	$396,060

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Net sales
United States	$344,149	$313,123	$980,294	$916,513
Mexico	529,864	479,058	1,513,858	1,422,790
China	305,350	353,372	886,355	988,851
Malaysia	161,478	170,133	497,828	575,791
Other international	472,525	395,691	1,355,460	1,209,671
Total	$1,813,366	$1,711,377	$5,233,795	$5,113,616

Percentage of net sales represented by ten largest customers	52%	53%	53%	53%
Number of customers representing 10% or more of net sales	1	2	1	2

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands, except per share data)
Numerator:
Net income (loss)	$33,963	$36,404	$(96,315)	$112,985

Denominator:
Weighted average common shares outstanding	68,907	75,332	70,366	74,548
Effect of dilutive stock options and restricted stock units	3,146	2,909	—	3,369
Denominator for diluted earnings per share	72,053	78,241	70,366	77,917

Net income (loss) per share:
Basic	$0.49	$0.48	$(1.37)	$1.52
Diluted	$0.47	$0.47	$(1.37)	$1.45

The Company reported a net loss of $96.3 million for the nine months ended June 30, 2018 and, as such, 3.4 million potentially dilutive securities have been excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2018.

Note 12. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Stock options	$1,362	$362	$5,105	$1,292
Restricted stock units, including performance based awards	8,399	6,927	23,593	25,616
Total	$9,761	$7,289	$28,698	$26,908

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Cost of sales	$2,055	$1,879	$6,354	$6,778
Selling, general and administrative	7,490	5,276	22,042	19,492
Research and development	216	134	302	638
Total	$9,761	$7,289	$28,698	$26,908

During the second quarter of 2018, the Company's stockholders approved the reservation of an additional 1.8 million shares of common stock for future issuance under the Company's 2009 Incentive Plan. As of June 30, 2018, an aggregate of 10.3 million shares were authorized for future issuance under the Company's stock plans, of which 6.8 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.5 million shares of common stock were available for future grant.

Stock Options

Stock option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-The-Money Options ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2017	3,568	11.83	3.82	90,327
Granted	200	38.45
Exercised/Cancelled/Forfeited/Expired	(381)	11.47
Outstanding as of June 30, 2018	3,387	13.44	3.64	58,397
Vested and expected to vest as of June 30, 2018	3,385	13.44	3.63	58,384
Exercisable as of June 30, 2018	3,201	12.16	3.34	58,170

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised such options at the Company's closing stock price on the date indicated.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2017	3,359	27.56	1.51	124,800
Granted	1,098	33.52
Vested/Forfeited/Cancelled	(1,089)	25.18
Outstanding as of June 30, 2018	3,368	30.27	1.46	101,728
Expected to vest as of June 30, 2018	2,553	29.60	1.46	77,110

As of June 30, 2018, unrecognized compensation expense of $43 million is expected to be recognized over a weighted average period of 1.5 years. Additionally, as of June 30, 2018, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $20 million.

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

2.
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronics solutions from our Viking Technology division, defense and aerospace products from SCI Technology, computing and data storage from our Newisys division and cloud-based manufacturing execution solutions from our 42Q division. Services include design, engineering, logistics and repair services.

Our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first nine months of fiscal 2018 and 2017. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. For example, revenue in our IMS business has been negatively impacted in 2018 by parts shortages and delays in new program ramps caused by customer design changes, yield issues and other factors. These factors, together with unfavorable program mix, under absorption of labor and overhead, and high fixed costs associated with new program ramps have resulted in a decrease in gross margins for our IMS business from 7.6% in the third quarter of 2017 to 5.7% in the third quarter of 2018. Additionally, gross margin for our CPS business was 8.4% in the third quarter of 2018. Although this was an improvement from gross margin of 7.3% in the third quarter of 2017, it was lower than in the second quarter of 2018 and continues to be well below our expectations for this business. We continue to address these challenges on both a short-term and long-term basis. For example, in early July 2018, we completed a previously announced plant closure in our CPS business. This closure is expected to generate cost savings beginning in the fourth quarter of 2018.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three months and nine months ended June 30, 2018. Two customers represented 10% or more of our net sales for the three and nine months ended July 1, 2017.

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

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Net sales	$1,813,366	$1,711,377	$5,233,795	$5,113,616
Gross profit	$118,536	$130,688	$342,700	$396,060
Operating income	$47,060	$66,576	$109,622	$183,398
Net income (loss) (1)	$33,963	$36,404	$(96,315)	$112,985

(1)	Results of operations for the nine months ended June 30, 2018 include a $162 million non-cash tax charge due to the enactment of the U.S. Tax Cuts and Jobs Act.

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 30, 2018	July 1, 2017	Increase/(Decrease)		June 30, 2018	July 1, 2017	Increase/(Decrease)
Communications Networks	$673,124	$669,967	$3,157	0.5%	$1,994,305	$1,937,103	$57,202	3.0%
Industrial, Automotive and Defense	634,490	613,151	21,339	3.5%	1,857,543	1,855,847	1,696	0.1%
Medical	301,721	232,471	69,250	29.8%	825,055	697,845	127,210	18.2%
Cloud Solutions	204,031	195,788	8,243	4.2%	556,892	622,821	(65,929)	(10.6)%
Total	$1,813,366	$1,711,377	$101,989	6.0%	$5,233,795	$5,113,616	$120,179	2.4%

Net sales in the third quarter of 2018 were 6.0% higher than those for the third quarter of 2017. Sales to customers in our medical end market increased 29.8% primarily as a result of increased demand for existing customer programs that are gaining traction in the market place and new program wins. Sales to customers in our industrial, automotive and defense market increased 3.5% primarily due to new program ramps in our automotive market, partially offset by reduced demand in our industrial market. Sales to customers in our cloud solutions market increased 4.2% due, in part, to a new program with a Tier 1 cloud service provider.

Net sales for the first nine months of 2018 were 2.4% higher than those for the first nine months of 2017. Sales to customers in our medical end market increased 18.2% primarily as a result of increased demand and new program wins. Sales to customers in our communications networks end market increased 3.0% primarily as a result of increased demand and new program wins for wireless products, partially offset by the effect of decreased demand for optical products. Sales to customers in our cloud solutions end market decreased 10.6% primarily due to reduced demand from a particular storage customer.

Gross Margin

Gross margin decreased to 6.5% for the third quarter of 2018 from 7.6% for the third quarter of 2017, primarily due to a decline in our IMS gross margin partially offset by a $4.8 million benefit associated with a reduction in an accrual for contingent consideration related to an acquisition completed in a previous period. The contingent consideration accrual reversal is not allocated to our operating segments. IMS gross margin decreased to 5.7% for the third quarter of 2018, from 7.6% for the third quarter of 2017 due primarily to unfavorable material costs, freight premiums and other inefficiencies associated with ongoing supply constraints, as well as costs associated with new program ramp-ups. CPS gross margin increased to 8.4% for the third quarter of 2018, from 7.3% for the third quarter of 2017 primarily due to increased sales and improved operational efficiencies.

Gross margin decreased to 6.5% for the nine months ended June 30, 2018, from 7.7% for the nine months ended July 1, 2017. IMS gross margin decreased to 5.9% for the nine months ended June 30, 2018 from 7.4% for the nine months ended July 1, 2017 due primarily to unfavorable program mix, under absorption of labor and overhead costs caused by lower revenue than anticipated due to parts shortages and high fixed costs and yield issues associated with new program ramp-ups. CPS gross margin decreased to 8.6% for the nine months ended June 30, 2018, from 9.0% for the nine months ended July 1, 2017, primarily as a result of decreased sales in our Products group and continued depressed conditions in the oil and gas industry.

We expect our gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products required by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

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

Selling, General and Administrative

Selling, General and Administrative expenses increased $2.7 million, from $58.7 million, or 3.4% of net sales, in the third quarter of 2017 to $61.4 million, or 3.4% of net sales, in the third quarter of 2018. This increase was primarily attributable to increased stock compensation expense associated with a specific market-condition grant. Selling, General and Administrative expenses increased $4.2 million, from $186.2 million, or 3.6% of net sales, for the nine months ended July 1, 2017 to $190.4 million, or 3.6% of net sales, for the nine months ended June 30, 2018. This increase was primarily attributable to increased stock compensation expense as a result of a specific market-condition grant.

Research and Development

Research and Development expenses decreased $0.3 million, from $8.4 million, or 0.5% of net sales, in the third quarter of 2017 to $8.1 million, or 0.4% of net sales, in the third quarter of 2018. Research and Development expenses decreased $1.0 million, from $25.0 million, or 0.5% of net sales, for the nine months ended July 1, 2017 to $24.0 million, or 0.5% of net sales, for the nine months ended June 30, 2018.

Restructuring

In the first quarter of 2018, we adopted a consolidated restructuring plan to address the closure and/or relocation of three of our manufacturing facilities.

The following table is a summary of restructuring costs associated with this plan:

		Restructuring Expense
	Estimated Costs to Implement	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$758	$25,250
Other exit costs (will be recognized as incurred)	7,300	89	363
Total	35,000	847	25,613
Severance reimbursement	(10,000)	—	(10,000)
Total - Q1 FY18 plan	25,000	847	15,613
Costs incurred for other plans	—	174	359
Total - all plans	$25,000	$1,021	$15,972
Actions under the consolidated restructuring plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. As of June 30, 2018, accrued restructuring costs of $20 million was recorded in accrued liabilities on the condensed consolidated balance sheet. In connection with this plan, we entered into a contractual agreement with a third party pursuant to which up to $10.0 million of severance and retention costs incurred by us will be reimbursed. We recorded this amount as a reduction of restructuring costs in the second quarter of 2018. Of the $25 million expected restructuring costs, $14.6 million is attributable to our IMS segment and $10.4 million is attributable to our CPS segment. Of the $15.6 million of restructuring costs recorded during the nine months ended June 30, 2018, $11.1 million is attributable to our IMS segment and $4.5 million is attributable our CPS segment.

Other Income, Net

Other income, net in the third quarter of 2018 remained flat from the third quarter of 2017. Other income, net for the nine months ended June 30, 2018 decreased $2.3 million from the nine months ended July 1, 2017 due primarily to lower foreign exchange gains.

The following table presents the significant components of other income, net:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Foreign exchange gains (losses)	$(639)	$349	$757	$4,154
Other, net	1,639	603	2,990	1,867
Total	$1,000	$952	$3,747	$6,021

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

As of the end of the third quarter of 2018, we have made reasonable estimates of the impact of the Tax Act and, in accordance with the SEC's Staff Accounting Bulletin No. 118, have recorded a provisional net income tax expense of approximately $162 million, which is comprised of $176 million for remeasurement of our U.S deferred tax assets, zero for the mandatory deemed repatriation of undistributed earnings and profits, and a tax benefit of $14 million for the conversion to a territorial system. Our actual remeasurement of deferred tax assets and liabilities may vary from the provisional amount because our final analysis will be based on activities through the remainder of the fiscal year. During the remainder of 2018, we will continue to analyze the full effects of the Tax Act on our financial statements. The final impact of the Tax Act may differ from our estimate due to, among other things, additional regulatory guidance that may be issued, changes in our interpretations and assumptions, finalization of calculations of the impact of the Tax Act on foreign tax provisions and actions we may take as a result of the Tax Act, including the on-going evaluation of our indefinite reinvestment assertions regarding undistributed earnings and profits. Although we currently do not expect to be impacted by the mandatory deemed repatriation provision of the Tax Act, due to the complexity of our international tax and legal entity structure, we will continue to analyze the earnings and profits and tax pools of our foreign subsidiaries to reasonably estimate the effects of the mandatory deemed repatriation provision of the Tax Act over the one-year measurement period.

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

Our provision for income taxes for the three months ended March 31, 2018 and April 1, 2017 were $7 million (18% of income before taxes) and $26 million (42% of income before taxes), respectively and $190.4 million (202% of income before taxes) and $60.8 million (35% of income before taxes) for the nine months ended June 30, 2018 and July 1, 2017, respectively. Income tax expense for 2018 on a year-to-date basis was primarily attributable to the estimated impact of the Tax Act, resulting in a net increase to income tax expense of approximately $162 million. The increase in income tax expense for 2018 on a year-to-date basis was primarily attributable to the estimated impact of the Tax Act as discussed above, which resulted in a net increase to income tax expense of approximately $162 million that was related to a non-cash reduction in the carrying value of our net deferred tax assets, partially offset by a decrease in the US tax rate 35% to 21%, and a $4.8 million discrete tax benefit resulting from a settlement with a foreign tax authority in the third quarter of 2018.

During the third quarter of 2018, we recorded a $4.8 million discrete tax benefit resulting from a settlement with a foreign tax authority. The settlement allowed us to release an accrual for this uncertain tax position.

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

Liquidity and Capital Resources

	Nine Months Ended
	June 30, 2018	July 1, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$95,880	$201,669
Investing activities	(95,539)	(82,866)
Financing activities	(3,389)	(82,520)
Effect of exchange rate changes on cash and cash equivalents	1,164	929
Increase (decrease) in cash and cash equivalents	$(1,884)	$37,212

Key Working Capital Management Measures

	As of
	June 30, 2018	September 30, 2017
Days sales outstanding (1)	56	55
Inventory turns (2)	5.9	6.2
Days inventory on hand (3)	62	59
Accounts payable days (4)	69	71
Cash cycle days (5)	49	43

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

Cash and cash equivalents were $405 million at June 30, 2018 and $407 million at September 30, 2017. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was $0.6 billion and $1 billion as of June 30, 2018 and September 30, 2017, respectively.

Net cash provided by operating activities was $96 million and $202 million for the nine months ended June 30, 2018 and July 1, 2017, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended June 30, 2018, we generated $195 million of cash primarily from earnings, excluding non-cash items, and consumed $99 million of cash due to an increase in our net operating assets caused primarily by a net increase in inventory, accounts receivable and accounts payable of $95 million. The increases are primarily due to an increase in business volume. Inventory increased primarily as a result of customer demand changes, parts shortages that prevented us from using previously purchased inventory in the manufacture of products for our customers, new product ramps and anticipated revenue growth for the remainder of the fiscal year. DPO decreased from 71 days as of September 30, 2017 to 69 days as of June 30, 2018 due to unfavorable supplier payment terms mix.

Net cash used in investing activities was $96 million and $83 million for the nine months ended June 30, 2018 and July 1, 2017, respectively. During the nine months ended June 30, 2018, we used $97 million of cash for capital expenditures, received proceeds of $4 million primarily from the sale of a certain property and used $2 million for funding a shortfall in our deferred compensation plan upon liquidation of our COLI investments. During the nine months ended July 1, 2017, we used $87 million of cash for capital expenditures and received proceeds of $4 million primarily from the sale of a certain property.

Net cash used in financing activities was $3 million and $83 million for the nine months ended June 30, 2018 and July 1, 2017. During the nine months ended June 30, 2018, we used $150 million of cash to repurchase common stock (including $12 million related to employee tax withholdings on vested restricted stock units), borrowed $148 million of cash under the Cash Flow Revolver, repaid $3 million of long-term debt and received $4 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the nine months ended July 1, 2017, we used $38 million of cash to repurchase common stock (including $17 million related to employee tax withholdings on vested restricted stock units), used $25 million of cash for net repayments of short-term borrowings, repaid $43 million of long-term debt, paid $2 million in connection with a previous business combination and received $26 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 4.8 million shares of our common stock for $138 million during the nine months ended June 30, 2018. As of June 30, 2018, subject to limitations on stock repurchases contained in certain of our credit and debt agreements, an aggregate of $115 million remained available under our stock repurchase programs authorized by the Board of Directors, none of which is subject to an expiration date.

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
The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver contains customary negative covenants limiting the ability of the Sanmina and its subsidiaries, among other things, to incur debt, grant liens, make investments, make acquisitions, make certain restricted payments, repurchase its shares and sell assets, subject to certain exceptions. As of June 30, 2018, we were in compliance with these covenants.

During the third quarter of 2018, we entered into an amended Revolving Master Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales of our U.S. entities to certain customers. A maximum of $455 million of sold receivables can be outstanding at any point in time under this program. Trade receivables sold pursuant to the RPA are serviced by us.

In addition to the RPA, we have the option to participate in trade receivables sales programs that have been implemented by certain of our customers, as in effect from time to time. We do not service trade receivables sold under these other programs.

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. For the nine months ended June 30, 2018, and July 1, 2017, we sold $558 million and $336 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statement of cash flows. Discounts on sold receivables were not material for any period presented. As of June 30, 2018 and September 30, 2017, $217 million and $140 million, respectively, of sold accounts receivable remained outstanding and had not yet been collected.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of June 30, 2018, we had reserves of $34 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

In January 2018, we received a notice of intent from a foreign government agency to bring a claim seeking up to $23 million asserting that we had been out of compliance from April 2015 through September 2016 with certain requirements of our exemption from goods and services tax on imported goods. Such claim, if formally made, could seek payment for allegedly unpaid goods and services tax. No formal claim has been brought to date. We believe we have good faith arguments in defense of our actions and have provided these arguments to the government agency in writing, most recently in April 2018. No further communications have been received from the agency since that time. As a result we cannot, at this time, determine the outcome of this matter and have not provided a reserve for this matter as of the end of the third quarter of 2018.

As of June 30, 2018, we had a liability of $91 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity consisted of (1) cash and cash equivalents of $405 million as of June 30, 2018; (2) our Amended Cash Flow Revolver, under which $258 million, net of outstanding borrowings and letters of credit, was available as of June 30, 2018; (3) foreign short-term borrowing facilities of $69 million, all of which was available as of June 30, 2018 (an aggregate of $50 million of such facilities expire at various dates through the second quarter of 2019); (4) proceeds from sales of customer receivables under our RPA and related facilities; and (5) cash generated from operations.

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

As of June 30, 2018, 69% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. As of June 30, 2018, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $315 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales, (2) forecasted non-functional currency materials, labor, overhead and other expenses and (3) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $106 million as of June 30, 2018.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of fiscal 2018 was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This evaluation was performed to determine if our disclosure controls and procedures, including internal control over financial reporting, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, as amended, was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to a material weakness that existed in our internal control over financial reporting as described below.

This control weakness did not result in a material misstatement to the consolidated financial statements for any period presented herein.

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

Remediation Efforts to Address Material Weakness

During the third quarter of fiscal 2018, management enhanced its business performance review control procedures to include additional documentation to evidence its operation and to clearly define control operation and accountability.

We believe these measures, and others that may be implemented, will remediate the material weakness in internal control over financial reporting described above.

Our enhanced review procedures were in place and operated during the third quarter of fiscal 2018. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness can not be considered formally remediated until the control has operated for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We expect to remediate this prior to the end of fiscal 2018.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended September 30, 2017 and Part II, Item 1 of Sanmina’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017.

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

We provide products and services to companies that serve the communications networks, computing and data storage, industrial, defense and aerospace, medical, automotive, energy and industries that include embedded computing technologies in products such as set-top boxes, point-of-sales devices and casino gaming machines. Adverse changes in any of these markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

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

•
compliance with laws concerning the export of U.S. technology, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations (“EAR”), sanctions administered by the Office of Foreign Asset Controls (“OFAC”) and the Foreign Corrupt Practices Act;

•	rising labor costs;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	permit and licensing requirements;

•	labor unrest, including strikes;

•	difficulties in staffing due to immigration or travel restrictions imposed by national governments, including the U.S.;

•	security concerns;

•	political instability and/or regional military tension or hostilities;

•	inflexible employee contracts or labor laws in the event of business downturns;

•	coordinating communications among and managing our international operations;

•	fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;

•	changes in tax and trade laws that increase our local costs;

•	exposure to heightened corruption risks;

•	aggressive, selective or lax enforcement of laws and regulations by national governmental authorities;

•	adverse rulings in regards to tax audits; and

•	misappropriation of intellectual property.

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

Our supply chain is subject to a number of economic, regulatory and environmental risks that could increase our costs or cause us to delay shipments to customers, reducing our revenue and margins and increasing our inventory.

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We are currently experiencing, and may continue to experience in the future, delays in delivery and shortages of components, particularly certain types of capacitors, resistors and discrete semiconductors used in many of the products we manufacture. These conditions have and could continue to result in increased component prices and delays in product shipments to customers, both of which could decrease our revenue and margins, as well as increases of inventory of other components, which would reduce our operating cash flow.

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

Although we maintain significant manufacturing capacity in the United States, the substantial majority of our manufacturing operations are located outside the United States. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. However, the willingness of our U.S customers to have us manufacture their products in our offshore facilities for import into the U.S. could be reduced should the U.S. government (1) exit or renegotiate trade agreements and frameworks to which it is currently bound or to which it adheres, including the North American Free Trade Act and the rules of the World Trade Organization; or (2) impose any import tariff covering any such products. Both the U.S. and China have recently imposed tariffs impacting certain products imported into such countries. In some cases, these tariffs will apply to components imported into the U.S. for use in the manufacture of products at our U.S.

plants. Any decision by a large number of our U.S customers to cease using our offshore manufacturing services due to these tariffs without commensurately increasing their use of our domestic manufacturing services would materially reduce our revenue and net income. Although we currently believe that the incremental costs to us of these tariffs will be immaterial, should the amount of these tariffs increase, should they be applied to additional categories of components used in our U.S. manufacturing activities and should we for any reason be unable to pass on such tariffs to our customers, the profitability of our domestic plants would be reduced as would the willingness of our customers to use our domestic manufacturing services.

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

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of network security measures that we believe to be reasonable, both our internal and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing and business email compromise efforts. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense division is subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance for cyber-attacks is limited. There can be no assurance that the security measures we choose to implement will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers or employees relating to loss of their information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in U.S. government programs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2017, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. The table below sets forth information regarding our repurchases of our common stock under these authorizations during the third quarter of 2018.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
April 1, 2018 through April 28, 2018	—	$—	—	$143,969,585
Month #2
April 29, 2018 through May 26, 2018	800	$29.84	800	$143,945,710
Month #3
May 27, 2018 through June 30, 2018	961,661	$30.01	961,661	$115,084,716
Total	962,461	$30.01	962,461

(1)	All months shown are our fiscal months.

(2)	Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Our debt agreements contain a number of restrictive covenants, including restrictions on paying dividends and on the amount of stock we may repurchase, which may cause us not to be able to repurchase the entire amount approved by the Board.

Item 6. Exhibits

Exhibit Number	Description

10.34‡
Joinder Agreement and Amendment No. 1 to the Receivables Purchase Agreement dated June 25, 2018 among Sanmina Corporation, MUFG Bank, Ltd. (formerly known as The Bank of Tokyo-Mitsubishi, Ltd.) (“MUFG Bank”), Wells Fargo Bank, N.A., Bank of the West and MUFG Bank as administrative agent.

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

32.1 (1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ ROBERT K. EULAU
Robert K. Eulau
Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2018

		By:	/s/ DAVID R. ANDERSON
David R. Anderson
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2018