Form 10-K
period 2018-09-29
SANMINA CORP
filed 2018-11-15
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2018
or
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,580,526,475 as of March 31, 2018, based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 29, 2018.

As of November 12, 2018, the number of shares outstanding of the registrant's common stock was 68,264,736.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina”) is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers, or OEMs, in the following industries: industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers. We were originally incorporated in Delaware in May 1989.

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

We operate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)
Integrated Manufacturing Solutions (IMS). Our IMS business consists of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment. This segment generated approximately 80% of our total revenue in 2018.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, radio frequency (RF), optical and microelectronic, and enterprise solutions from our Viking Technology division; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair services. CPS generated approximately 20% of our total revenue in 2018.

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

We have become one of the largest global manufacturing solutions providers by capitalizing on our competitive strengths including our:

•	end-to-end solutions;

•	product design and engineering resources;

•	vertically integrated manufacturing solutions;

•	advanced component technologies;

•	global manufacturing capabilities, supported by robust IT systems and a global supplier base;

•	customer-focused organization;

•	expertise in serving diverse end markets; and

•	expertise in industry standards and regulatory requirements.

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

Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing (CDM) and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for global environmental compliance regulations such as the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE). We focus on industry segments that include industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions. System solutions for these industry segments are supported by our vertically integrated component technologies, namely printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, plastics, memory modules, and optical, RF and microelectronics modules.

In these engagement models, our customers bring market knowledge and product requirements. We provide complete design engineering and new product introductions (NPI) services. For JDM products, typically the intellectual property is jointly owned by us and the customer, and we perform manufacturing and logistics services. For CDM projects, customers pay for all services and own the intellectual property.

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions including high-technology components, new product introduction and test development services. These solutions are provided in every major region worldwide, with design and prototyping close to our customer’s product development centers. Our customers benefit significantly from our experience in these areas, including product cost reduction, minimization of assets deployed for manufacturing, accelerated time-to-market and a simplified supply chain. Key system components we manufacture include high-technology printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, plastic injection molded products, precision machined components, optical and RF modules and memory modules. These components and sub-assemblies are integrated into a final product or system, configured and tested to our customer’s or the end-customer’s specifications and delivered to the final point of use, with Sanmina managing the entire supply chain. By manufacturing system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the supply chain of our customers' products.

Customers also benefit from our combined design, technology and manufacturing experience with specific products and markets. For example, in communications networks, we have over 30 years of experience in developing high-speed printed circuit boards ("PCBs") and backplanes. Examples of products for which our experience and vertically integrated model provide competitive advantage include wireless base stations, network switches, routers and gateways, optical switches, servers and storage appliances, automotive products, avionics and satellite systems, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in semiconductor manufacturing processes, including equipment for photolithography, chemical mechanical polishing, vapor deposition and robotics for wafer transfer. For these and many other products, customers can gain competitive advantage with our manufacturing technology, while reducing the capital requirements associated with manufacturing and global supply chain management.

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

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of manufacturing facilities in 23 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services. Our repair partners are located in an additional 27 countries.

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

Supply chain management also involves the planning, purchasing and warehousing of product components. A key objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components at a competitive price and on a just-in-time basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements and to reflect any changes in these requirements in our production management systems. These systems enable us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements and mitigate the impact of supply shortages that have recently affected our industry. Our enterprise-wide ERP systems provide us with company-wide information regarding component inventories and orders to optimize inventories, planning and purchasing at the facility level.

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

Expertise in Serving Diverse End Markets. We have experience in serving our customers in the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise. We also maintain compliance with industry standards and regulatory requirements applicable to certain markets including, among others, medical, automotive, energy and defense and aerospace.

 Our Products and Solutions

We offer our OEM customers a diverse set of products and solutions with a focus on wireless, wireline and optical communications and network infrastructure equipment, such as switches, routers and base stations, computing and storage systems, defense and commercial avionics and communications, medical imaging, diagnostic and patient monitoring systems, point-of-sale, gaming systems, semiconductor tools for metrology, lithography, dry and wet processing, industrial products including large format printers and automated teller machines, energy and clean technology products such as solar and wind products, LED lighting, smart meters and battery systems. These products may require us to use some or all of our end-to-end solutions including design, component technologies and logistics and repair services.

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

Final System Assembly and Test. We provide final system assembly and test in which assemblies and modules are combined to form complete, finished products. Products for which we currently provide final system assembly and test include wireless base stations, wireline communications switches, optical networking products, high-end servers, industrial and automotive products, LED lighting fixtures, diagnostic medical equipment, point of sale devices, and storage. We often integrate Sanmina-manufactured printed circuit board assemblies with enclosures, cables and memory modules. Our final assembly activities may also involve integrating components and modules that others manufacture. The complex, finished products we produce typically require extensive test protocols. We offer both functional and environmental test services. We also test products for conformity to applicable industry, product integrity and regulatory standards. Our test engineering expertise enables us to design functional test processes that assess critical performance elements including hardware, software and reliability. By incorporating rigorous test processes into the manufacturing process, we can help assure our customers that their products will function as designed.

Direct-Order-Fulfillment. We provide direct-order-fulfillment for our OEM customers. Direct-order-fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel, or directly to the end customer. We manage our direct-order-fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct-order-fulfillment services include BTO and CTO capabilities: in BTO, we build a system with the particular configuration ordered by the OEM customer; in CTO, we configure systems to an end customer's order, for example by installing software desired by the end customer. The end customer typically places this order by choosing from a variety of possible system configurations and options. Using advanced manufacturing processes and a real-time warehouse management and data control system on the manufacturing floor, we can meet a 48 to 72 hour turn-around-time for BTO and CTO requests. We support our direct-order-fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns.

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

Printed circuit boards are made of fiberglass/resin-laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic devices. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit traces and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 70 layers and circuit trace widths as narrow as two mils (50 micron) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow us to fabricate some of the largest form factor and highest speed (frequencies in excess of 40 gigahertz or GHz) backplanes available in the industry.

Backplanes and Backplane Assemblies. Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products, such as internet routers. Backplanes provide interconnections for printed circuit board assemblies, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press-fitting high density connectors into plated through-holes in the bare backplane. In addition, many of the newer, advanced technology backplanes require SMT attachment of passive discrete components as well as high-pin count ball grid array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and “know-how” which enable backplanes to run at data rates in excess of 40 Gbps. We currently have capabilities to manufacture backplanes with greater than 60 layers in sizes up to 26x40 and 22x52 inches and up to 0.425 inches in thickness, using a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes and the test equipment we have to ensure the quality and performance of these backplane systems is “world class.” We are not only fully capable of the electronic integrity testing of these backplanes, but can also utilize state of the art x-ray equipment to verify defect-free installation of the new high density/high speed connectors. Lastly, performance of the backplane system is checked through a signal integrity tester to ensure the product will meet design intent. We are one of a limited number of manufacturers with these capabilities.

Cable Assemblies. Cable assemblies are used to connect modules, assemblies and subassemblies in electronic devices. We provide a broad range of cable assembly products and services, from cable assemblies and harnesses for automobiles, to complex harnesses for industrial products and semiconductor manufacturing equipment. We design and manufacture a broad range of high-speed data, radio frequency and fiber optic cabling products. Our cable assemblies are often used in large rack systems to interconnect subsystems and modules. Our manufacturing footprint with facilities in the U.S., Mexico, the EU and China enable us to support our customers NPI and volume production needs on a global basis.

Plastic Injection Molded Products. Plastic injection molded products are used to create a vast array of everyday items; from very small intricate mechanical components, to cosmetic enclosures designed to protect sensitive electronic equipment. Our diverse capability within the plastic injection molding space spans all major markets and industries. We are equipped with nearly 80 plastic injection molding machines with clamping pressure ranging from 28 tons to 1,000 tons. Our experienced tooling, process, quality and resin engineers work concurrently using a scientific molding approach to develop cost effective, highly reliable manufacturing solutions for medical, industrial, defense, multimedia, computing and data storage customers. We apply the principles of scientific molding, combined with strategic partnerships with U.S. and Asian toolmakers to enable delivery of cost effective high-quality plastic manufacturing solutions.

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

Viking Technology. Viking is our high-end product technology and engineering division that focuses on memory, RF, optical, microelectronics and enterprise solutions for the OEM's as well as cloud and communications service providers. Viking's mission and philosophy is to deliver leading-edge technology solutions that help optimize the value and performance of its customers’ applications.

Viking RF, Optical and Microelectronics. Optical and radio frequency (RF) components are key building blocks of many systems. Viking produces both passive and active components as well as modules that are built from a combination of industry standard and/or custom components, interconnected using microelectronic and micro-optic technologies to achieve a unique function.

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

Viking Memory Solutions. Viking supplies leading edge Non-Volatile DIMMs (NVDIMM), Solid State Drives (SSD) and DRAM solutions.

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

Viking's comprehensive memory product offerings include Enterprise Class & Industrial Grade SSDs available across a wide portfolio of standard and OEM customized form-factors (2.5”, 1.8” SlimSATA, mSATA, M.2, PCIe/NVMe SSDs, SATADIMM™, DFC and eUSB). Viking also supports the broadest range of DDR4, DDR3, DDR2, DDR and SDRAM modules; from High-Density to Small-Form Factor with Error Checking and Correction (ECC Memory). In addition to its broad DRAM offering, Viking specializes in DRAM and Flash chip stacking, allowing for higher density Modules and drives ordinarily unachievable through normal chip manufacturing.
Viking’s custom build capabilities, extended temperature ranges, locked BOM support, test, manufacturing and logistics, creates a unique combination of value adds. These capabilities have enabled Viking to further differentiate itself in an industry that is becoming increasingly competitive.

Viking Enterprise Solutions (formerly Newisys). Viking designs and manufactures both standard and custom storage and server products, including high performance SSD arrays, high performance HDD (Hard Disk Drive) arrays, cold storage, and cloud solutions including software to manage and provision storage across multiple fabrics. Some products are customized for streaming video applications. Viking provides complete rack scale solutions to customers.

SCI Technology Inc. (SCI). SCI has been providing engineering services, products, manufacturing, test, and depot and repair solutions to the global defense and aerospace industry for more than 55 years. SCI offers advanced products for aircraft systems and tactical communications and also provides products for nuclear and radiation detection and monitoring, as well as fiber optics capabilities for use in a variety of applications.

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

Our End Markets

We target markets that we believe offer significant growth opportunities and where OEMs sell complex products that are subject to rapid technological change. We believe that markets involving complex, rapidly changing products offer opportunities to produce products with higher margins because they require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our diversification across market segments and customers helps mitigate our dependence on any particular market or customer.

Industrial/Medical/Defense/Automotive

Industrial. We utilize our end-to-end component, engineering and complex assembly services to support the industrial market. We support a wide range of segments including transportation, power management, industrial controls, instrumentation and test equipment, inspection and public safety equipment, capital equipment, and self service kiosk solutions. We have significant experience in manufacturing high precision components that are utilized in highly complex systems such as vacuum chambers, photolithography tools, etch tools, wafer handling systems, airport security, 3D printing, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing machines. We have specialized and dedicated facilities for the assembly of large / complex electro-mechanical, thermal and liquid-management equipment for applications including ATMs, beverage dispensing, cash-counting and management systems, electro-mechanical patient transfer tables, industrial printers and semiconductor capital equipment.

We also manufacture sub-assemblies for machine-control units, such as high-speed machining tools, liquid management equipment and complex hydraulic-electro-mechanical systems, for applications such as industrial-grade printing and liquid dispensing.

We are committed to serving companies leading the energy and clean technology revolution in the, solar, wind, battery systems, LED lighting fixtures (including indoor, outdoor, industrial-grade and construction lighting products), as well as smart infrastructure industries. We leverage traditional EMS for clean technology customers in areas related to power electronics, control and distribution, smart meters and full-system integration of complex industrial power inverters. Beyond traditional EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all clean technology segments. Our design and manufacturing operations are strategically located in close proximity to clean technology business hubs.
Medical. We provide comprehensive manufacturing and related services to the medical industry including design, logistics and regulatory services. The manufacturing of products for the medical industry often requires compliance with domestic and foreign regulations including the Food and Drug Administration's (FDA's) quality system regulations and the European Union's medical device directive. In addition to complying with these standards, our medical manufacturing facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001. We manufacture a broad range of medical devices including blood glucose meters, computed tomography scanner assemblies, respiration systems, blood analyzers, molecular diagnostics, cosmetic surgery systems, ultrasound imaging systems and a variety of patient monitoring equipment.

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

Communications Networks

In the communications sector, we focus on infrastructure equipment including wireless and wireline access, RF filters, switching, routing and transmission systems, optical networking and transmission and enterprise networking systems. Our product design and engineering team has extensive experience designing and industrializing advanced communications products and components for these markets. Products we manufacture include wireless base stations, remote radio heads, point-to-point microwave systems and other backhaul solutions, satellite receivers and various radio frequency appliances, optical switches and transmission hardware as well as switches, along with core, service and edge routers among others. We also design and manufacture advanced optical, RF and microelectronic components which are key elements in many of these products.

Cloud Solutions

We provide comprehensive design and manufacturing solutions, as well as BTO and CTO services, to the embedded computing and data storage markets. We tightly couple our vertically integrated supply chain with manufacturing and logistics allowing for assembly and distribution of products all over the world. In addition, we manufacture a broad range of products with embedded processor capability including set-top boxes, point of sale equipment, casino gaming equipment, digital home gateways, professional audio-video equipment, a variety of touch-screen-operated equipment and internet connected entertainment devices. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit assemblies and backplanes, fiber optics and final system assembly and test, direct order fulfillment and repair services. In addition, we have designed and developed some of the most compact and powerful storage modules available in the market today which we have coupled with our global, vertically integrated supply chain to deliver some of the most compelling embedded computing and storage solutions to the data storage industry.

 Customers

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. Nokia represented 10% or more of our net sales in 2018, 2017 and 2016. In 2017, Motorola Solutions, Inc. also represented 10% or more of our net sales.

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

 We generally do not obtain firm, long-term commitments from our customers under supply agreements. As a result, customers can cancel their orders, change production quantities or delay orders. Even in those cases in which customers are contractually obligated to purchase products from us or purchase unused inventory from us that we have ordered for them, we may elect not to immediately enforce our contractual rights for customer relationship or other reasons.

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

Competition

For our integrated manufacturing solutions business, we face competition from other major global EMS companies such as Benchmark Electronics, Inc., Celestica, Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd. (Foxconn), Jabil Inc. and Plexus Corp. Our components, products and services business faces competition from EMS and non-EMS companies that often have a regional product, service or industry-specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

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

Employees

As of September 29, 2018, we had approximately 47,000 employees, including approximately 11,600 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, position and age of our current executive officers and their ages as of October 31, 2018.

Name	Age	Position
Jure Sola	67	Executive Chairman
Michael J. Clarke	64	Chief Executive Officer
David R. Anderson	58	Executive Vice President, Chief Financial Officer and Principal Financial Officer
Alan Reid	55	Executive Vice President of Global Human Resources

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

Michael J. Clarke has served as our Chief Executive Officer since October 2018 and as a member of the Board of Directors since December 2013. From December 2011 through July 2016, Mr. Clarke was a member of the Board of Directors, President and Chief Executive Officer of Nortek, Inc., a leading global manufacturer of innovative, branded air management, security and technology products for home and work environments. From 2005 until joining Nortek, Mr. Clarke served as Group President of Integrated Network Solutions of Flex Ltd., a publicly traded provider of design and electronics manufacturing services to original equipment manufacturers.

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

•
recessionary periods in our customers' markets, which decrease orders from affected customers, such as the currently depressed conditions in the oil and gas industry, which decrease orders from affected customers.

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

Our operating results can vary due to a number of significant uncertainties, including:

•	our ability to replace declining sales from end-of-life programs and customer disengagements with new business wins;

•	conditions in the economy as a whole and in the industries we serve;

•	fluctuations in component prices, component shortages and extended component lead times caused by high demand, natural disaster or otherwise;

•	timing of new product development and ramps by our customers, which creates demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;

•	levels of demand in the end markets served by our customers;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	customer payment terms and the extent to which we factor customer receivables during the quarter;

•	increasing labor costs in the regions in which we operate;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	degree to which we are able to utilize our available manufacturing capacity;

•	customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;

•	our ability to efficiently move manufacturing activities to lower cost regions;

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

•	rising labor costs;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	labor unrest, including strikes;

•	difficulties in staffing due to immigration or travel restrictions imposed by national governments, including the U.S.;

•	security concerns;

•	political instability and/or regional military tension or hostilities;

•	fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;

•	the imposition of currency controls;

•	exposure to heightened corruption risks;

•	aggressive, selective or lax enforcement of laws and regulations by national governmental authorities; and

•	potentially increased risk of misappropriation of intellectual property.

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

The electronic manufacturing services (EMS) industry is highly competitive and the industry has experienced a surplus of manufacturing capacity. Our competitors include major global EMS providers, including Benchmark Electronics, Inc., Celestica, Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd. (Foxconn), Jabil Circuit, Inc. and Plexus Corp., as well as other companies that have a regional, product, service or industry-specific focus. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We are currently experiencing, and may continue to experience in the future, delays in delivery and shortages of components, particularly certain types of capacitors, resistors and discrete semiconductors used in many of the products we manufacture. These conditions have resulted and could continue to result in increased component prices and delays in product shipments to customers, both of which could decrease our revenue and margins, as well as increases of inventory of other components, which would reduce our operating cash flow.

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

Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions. Such initiatives could lead to an increase in the price of energy over time. A sustained increase in energy prices for any reason could increase our raw material, components, operations and transportation costs. In addition, government regulations, such as the Dodd-Frank Act disclosure requirements relating to conflict minerals, and customer interest in responsible sourcing could decrease the availability and increase the prices of components used in our customers' products. We may not be able to increase our product prices enough to offset these increased costs, in which case our profitability would be reduced.

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

Although we maintain significant manufacturing capacity in the United States, the substantial majority of our manufacturing operations are located outside the United States. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. However, the willingness of our U.S customers to have us manufacture their products in our offshore facilities for import into the U.S. could be reduced should the U.S. government (1) exit or renegotiate trade agreements and frameworks to which it is currently bound or to which it adheres, including the North American Free Trade Act and the rules of the World Trade Organization; or (2) impose any import tariff covering any such products. Both the U.S. and China have recently imposed tariffs impacting certain products imported into such countries. These tariffs will apply to both components imported into the U.S. for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture offshore and that are imported into the U.S. Any decision by a large number of our customers to cease using either our domestic or our offshore manufacturing services due to these tariffs would materially reduce our revenue and net income, an effect that would be compounded if the amount of these tariffs increase or should they be applied to additional categories of components. In addition, our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incur to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we are for any reason unable to recover such tariffs from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not recover these amounts from customers until some time later, which adversely impacts our operating cash flow in a given period.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, our cash management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. Recent international initiatives will require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in an increase to income tax expense and therefore a decrease in our net income. In addition, the recently enacted U.S. Tax Cuts and Jobs Act provides for a substantial reduction in the U.S. corporate income tax rate and for a one-time mandatory deemed repatriation tax on previously untaxed foreign earnings. The impact of the Tax Act was approximately $161 million for the reduction in the value of our deferred tax assets as a result of the corporate tax rate reduction and conversion to a territorial system. We do not anticipate any impact for the mandatory deemed repatriation tax. However, should our estimates or recorded amounts change as a result of further analysis of the Tax Act or otherwise, we could be required to further reduce the carrying value of our deferred tax assets and the amount of the deemed repatriation tax could increase, which amounts could reduce net income and could be significant.

Our strategy to pursue higher margin business depends in part on the success of our Components, Products and Services (CPS) business, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies and plastic injection molding, mechanical systems, memory, RF, optical and micoelectronic solutions, defense and aerospace products and data storage solutions and design, engineering, logistics and repair services. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers or our own manufacturing processes and products infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop importing or producing products or components of products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages and/or impact on production of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others’ intellectual property rights, there is no guaranty that these customers will have the financial wherewithal to stand behind such indemnities should the need arise, nor is there any guaranty that any such indemnity could be fully enforced. We sometimes design products on a contract basis or jointly with our customers. In these situations, we may become subject to claims that products we design infringe third party intellectual property rights and may also be required to indemnify our customer against liability caused by such claims.

Any of these risks could cause a reduction in our revenue, an increase in our costs and a reduction in our net income and could damage our reputation with our customers.

We can experience losses due to foreign exchange rate fluctuations and currency controls, which could reduce our net income and impact our ability to repatriate funds.

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Malaysian ringgit, Chinese renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, we may experience a reduction of our net income. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

We are subject to a number of laws and regulations relating to the award, administration and performance of U.S. government contracts and subcontracts, including Federal Acquisition Regulations and the Defense Federal Acquisition Regulations. Such laws and regulations govern, among other things, price negotiations, cost accounting standards, procurement practices, equal opportunity and affirmative action in employment and other aspects of performance under government contracts. These rules are complex, our performance under them is subject to audit by the Defense Contract Audit Agency, the Office of Federal Contract Compliance Programs and other government regulators, and in most cases must be complied with by our suppliers. If an audit or investigation reveals a failure to comply with regulations, we could become subject to civil or criminal penalties and administrative sanctions by either the government or the prime customer, including government pre-approval of our government contracting activities, termination of the contract, payment of fines and suspension or debarment from doing further business with the U.S. government. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable government supplier.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs and increase our margins, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention, maintaining customer, supplier or other favorable business relationships of acquired operations and terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable.

In addition, we have in the past recorded, and may be required to record in the future, goodwill and other intangible assets in connection with our acquisitions. We evaluate, at least on an annual basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of our goodwill and other intangible assets may no longer be recoverable. Should we determine in the future that our goodwill or other intangible assets have become impaired, an impairment charge to earnings would become necessary, which could be significant.

We may be unable to generate sufficient liquidity to expand our operations, which may reduce the business our customers and vendors are able to do with us; any failure to refinance our Secured Notes would adversely impact our liquidity; we could experience losses if one or more financial institutions holding our cash or other financial counterparties were to fail; repatriation of foreign cash could increase our taxes.

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of our outstanding indebtedness, stock repurchase activity and availability under our revolving credit facility. In the event we need or desire additional liquidity to expand our business, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. A failure to maintain adequate liquidity could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

Our Secured Notes due 2019 are due and payable in June 2019. We currently intend to refinance such notes on maturity. If we are unable to do so, we would be required to pay the principal amount of such notes ($375 million) in full upon the maturity date, which would have a material adverse impact on our liquidity.

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

Our credit agreements contain covenants which may adversely impact our business; the failure to comply with such covenants could cause us to be unable to borrow additional funds and cause our outstanding debt to become immediately payable.

Our revolving credit facility contains financial covenants with which we must continue to comply. In addition, our debt agreements include a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. In addition, such agreements include covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our revolving credit facility would not be allowed, any of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

If we manufacture or design defective products, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements and standards, we could be subject to claims, damages and fines and lose customers.

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements and standards. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them must comply with standards established by the U.S. Food and Drug Administration and products we manufacture for the automotive end market are generally subject to the ISO/TS 16949:2009 standard. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements and standards. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements and standards may subject us to legal fines or penalties, cause us to lose business and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we continue to expand our medical, automotive, defense and aerospace and oil and gas manufacturing services because defects in these types of products can result in death or significant injury to end users of these products or environmental harm. Even when our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves. Additionally, insolvency of our customers may result in us being held ultimately liable for our customers’ design defects, which could significantly reduce our net income.

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

We prepare our consolidated financial statements in conformity with U.S. GAAP. Our preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets, liabilities and net income during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, during the fourth quarter of fiscal 2018, we identified a material weakness related to the failed operation of a management review control in one of our divisions. Although we expect to remediate such material weakness in fiscal 2019, there can be no assurance that our remediation will be completed by such time.

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

As of September 29, 2018, the approximate square footage of our active manufacturing facilities by country was as follows:

Approximate Square Footage
Argentina	1,335
Australia	42,334
Brazil	261,367
Canada	136,237
China	3,342,862
Columbia	2,721
Czech Republic	70,870
England	11,174
Finland	136,120
Germany	362,972
Hungary	614,788
India	353,443
Indonesia	33,131
Ireland	120,000
Israel	212,969
Malaysia	501,843
Mexico	2,694,781
Singapore	541,045
South Africa	7,083
Scotland	30,581
Sweden	102,526
Thailand	326,293
United States	2,646,650
Total	12,553,125

As of September 29, 2018, our active manufacturing facilities consist of nine million square feet in facilities that we own, with the remaining four million square feet in leased facilities with lease terms expiring between 2019 and 2042.

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

Certifications and Registrations. Certifications and registrations under industry standards are important to our business because many customers rely on them to confirm our adherence to manufacturing process and quality standards. Certain markets, such as telecommunications, medical, defense, aerospace, automotive and oil and gas, require adherence to industry-specific standards. Substantially all of our manufacturing facilities are registered under ISO 9001:2015, a standard published by the International Organization for Standardization. As part of the ISO 9001:2015 certification process, we have a highly developed quality management system and continually improve its effectiveness in accordance with its requirements. We use this registration to demonstrate our ability to consistently provide product that meets customer and applicable regulatory requirements and enhance customer satisfaction through its effective application. ISO 9001:2015 registration is of particular importance to our customers throughout the world.

In addition to ISO 9001:2015, most of our facilities are TL 9000 6.0 registered. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also compliant with the standards set by Underwriters Laboratories (UL). These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

Our medical systems division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are ISO 13485:2016 certified and, where appropriate, FDA registered. All such facilities are fully compliant with the FDA's quality systems regulations.

Our defense and aerospace operations are headquartered in Huntsville, Alabama and are housed in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. This defense and aerospace operation is AS9100 2016 Rev D registered and is also certified under various U.S. military specifications as well as under ANSI and other standards appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100 2016 Rev D registered.

Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are certified to IATF16949:2016, the automotive industry standard.

Our oil and gas related manufacturing operations are, as applicable, certified to American Petroleum Institute (API) requirements.

Item 3.   Legal Proceedings

Two of our subsidiaries, Sanmina-SCI do Brasil Technology Ltda. and Sanmina do Brasil Integration Ltda., are currently parties to nine administrative and judicial proceedings in the Federal Revenue Service of Brazil, the Chamber of Appeals of Administrative Court of Brazil, and the Higher Federal Court of Brazil. The cases were brought against the subsidiaries at various times between November 2006 and May 2013 by the Brazilian Federal Revenue Service. The claims allege that these subsidiaries failed to comply with certain bookkeeping and tax rules for certain periods between 2001 and 2011. The claims seek payment by the subsidiaries of social fund contributions and income and excise taxes allegedly owed by the subsidiaries, as well as fines. The subsidiaries made counterclaims against the Federal Revenue Service seeking recovery of certain income taxes and social fund contributions which they believe they overpaid. The administrative agencies and the court reached decisions in the cases against the subsidiaries between March 2007 and April 2014, all of which were appealed. Beginning in the second quarter of 2014 and continuing through the fourth quarter of 2017, the administrative agencies and court ruled on several of the subsidiaries' appeals, finding partially in favor of the subsidiaries in some cases and against them in others. In addition, one of the counterclaims against the Federal Revenue Service was dismissed in December 2017. The subsidiaries continue to appeal the remaining adverse determinations in the administrative proceedings and continue to pursue the remaining counterclaim against the Federal Revenue Service. The subsidiaries believe they have meritorious positions in these remaining matters.

On June 23, 2008, the Orange County Water District filed suit against us and 17 other defendants in California Superior Court for Orange County alleging that the defendants' actions had polluted groundwater managed by the plaintiff. The complaint sought recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff's control. We disputed the plaintiff's claims and asserted various defenses. In April 2013, the Superior Court ruled in favor of our motion for summary adjudication dismissing all claims against us in the suit. In July 2013, the Superior Court entered judgment in our favor and in

August 2013 the plaintiff appealed this judgment. The Court of Appeal heard the appeal in July 2017 and reversed the judgment in August 2017. In November 2017, the California Supreme Court denied our petition to review this decision and in December 2017 the Court of Appeal remanded the case back to the Superior Court for further proceedings. A trial date has not yet been set. We intend to contest the plaintiff’s claims vigorously.

On September 7, 2011, one of our Canadian subsidiaries became party to an order from the Ontario Ministry of Environment (now, the Ontario Ministry of the Environment Conservation and Parks, the “MOE”) requiring such subsidiary to remediate certain environmental contamination at a site owned and operated by the subsidiary between 1999 and 2006. Remediation activities had been performed at such site from 1990 to 2011 by the site's former owner which, along with the site’s current owner, are also parties to and bound by the order. In July 2013, our subsidiary submitted a conceptual remedial action plan to the MOE with respect to the site outlining proposed investigation and remediation activities, which was revised following consultations with and additional submissions to the MOE. In July 2015, the MOE formally confirmed that a risk-based approach to further investigation and remediation at the site would be acceptable to the MOE and our subsidiary continues to provide submissions to the MOE to specify the actions it would take using this approach. In May 2017, the MOE approved our risk pathway scoping document and other features of our planned approach for the site. In November 2018, the 2011 order was revoked and replaced with a new order. The new order memorializes the risk-based approach accepted by the MOE and requires that certain risk management measures be implemented. Although we believe our remedial action plan is reasonable, there can be no assurance that the plan will not be required to be modified in the future, which could increase the remediation and risk management costs, perhaps significantly.

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

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. As of November 12, 2018, we had approximately 993 holders of record of our common stock.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on September 28, 2013 and in each of such indices at month end starting on September 29, 2013 and its relative performance is tracked through September 29, 2018.

* $100 invested on 9/28/2013, including reinvestment of dividends. Indexes calculated on a month-end basis.

Copyright @ 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/28/2013	9/27/2014	10/3/2015	10/1/2016	9/30/2017	9/29/2018
Sanmina Corporation	100.00	123.15	121.84	162.31	211.80	157.35
S&P 500	100.00	119.73	119.00	137.36	162.92	192.10
NASDAQ Electronic Components	100.00	138.93	129.20	177.68	244.93	284.33

Sanmina's stock price performance included in this graph is not necessarily indicative of future stock price performance.

Stock Repurchases

In September 2017, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. The program has no expiration date.

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2018.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Beginning amount available				$115,084,716
Month #1
July 1, 2018 through July 28, 2018	37,500	$29.73	37,500	$113,969,732
Month #2
July 29, 2018 through August 25, 2018	139,810	$29.68	139,810	$109,819,872
Month #3
August 26, 2018 through September 29, 2018	66,911	$29.84	66,911	$107,823,225

Total	244,221	$29.73	244,221	$107,823,225

(1) All months shown are our fiscal months.
(2) Amounts do not include commissions paid on shares repurchased.

Our debt agreements contain a number of restrictive covenants, including restrictions on paying dividends and on the amount of our stock we may repurchase, which may cause us not to be able to repurchase the entire amount approved by the Board.

During 2018, we repurchased an aggregate of 5.0 million shares of our common stock for $145 million, an average price per share of $29.03 (excluding commissions).

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data,” included elsewhere in this Form 10-K.

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Operations Data:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands, except per share data)
Net sales	$7,110,130	$6,868,619	$6,481,181	$6,374,541	$6,215,106
Operating income	119,441	226,467	224,785	203,101	199,682
Income from continuing operations before income taxes	97,539	213,480	204,617	176,193	161,739
Provision for (benefit from) income taxes (1)	193,072	74,647	16,779	(201,068)	(35,426)
Net income (loss)	$(95,533)	$138,833	$187,838	$377,261	$197,165
Net income (loss) per share:
Basic	$(1.37)	$1.86	$2.50	$4.61	$2.38
Diluted	$(1.37)	$1.78	$2.38	$4.41	$2.27
Shares used in computing per share amounts:
Basic	69,833	74,481	75,094	81,818	82,872
Diluted	69,833	78,128	78,787	85,641	86,731

 (1) We released $96.2 million, $288.7 million and $87.6 million of valuation allowance attributable to certain U.S. and foreign deferred tax assets in 2016, 2015 and 2014, respectively, upon our conclusion that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. The increase in income tax expense in 2018 was primarily attributable to $161 million of income tax expense resulting from the U.S. Tax Cuts and Jobs Act.

Consolidated Balance Sheets Data:

	As of
	September 29, 2018	September 30, 2017	October 1, 2016	October 3, 2015	September 27, 2014
	(In thousands)
Cash and cash equivalents	$419,528	$406,661	$398,288	$412,253	$466,607
Net working capital (1)	$612,532	$1,000,207	$974,389	$942,423	$916,837
Total assets	$4,085,133	$3,847,363	$3,625,222	$3,493,264	$3,313,089
Long-term debt (excluding current portion)	$14,346	$391,447	$434,059	$423,949	$386,681
Stockholders' equity	$1,472,844	$1,647,684	$1,609,803	$1,520,471	$1,246,755

 (1) The reduction in net working capital from 2017 to 2018 resulted primarily from the reclassification of our Secured Notes due in 2019 from long-term debt to current debt. We are currently in the process of refinancing these notes and expect to complete this refinancing upon maturity of the notes.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding the timing of closing of, future cash outlays for, and benefits of completed, pending or anticipated acquisitions; any statements regarding expected restructuring costs; any statements concerning our expectation of satisfying the liquidity conditions in our revolving credit facility; any statements concerning our plans to refinance our Secured 2019 due Notes; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the amount of future potential tariffs we may be subject to; our expectations for and timing of remediation of the material weakness identified in the fourth quarter; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Overview

We are a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our products and services primarily to original equipment manufacturers (OEMs) that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions industries.

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS). Our IMS segment consists of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2) Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronic, and enterprise solutions from our Viking Technology division; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair services.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in 2018. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the last Saturday of each year closest to September 30th. Fiscal 2018, 2017 and 2016 were each 52 weeks.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. For example, revenue in our IMS business was negatively impacted in 2018 by parts shortages and delays in new program ramps caused by customer design changes, yield issues and other factors. These factors, together with unfavorable program mix, under absorption of labor and overhead costs, and high fixed costs associated with new program ramps caused gross margins for our IMS business to decline from 7.2% in 2017 to 6.0% in 2018. Additionally, gross margins for our CPS business decreased from 8.9% in 2017 to 8.1% in 2018 and continue to be well below our expectations for this business. We continue to address these challenges on both a short-term and long-term basis. However, we expect the supply constrained environment to continue through at least the first half of calendar 2019.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers typically represent approximately 50% of our net sales. A single customer represented 10% or more of our net sales in 2018 and 2016 and two customers each represented 10% or more of our net sales in 2017.

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

Both the U.S. and China have recently imposed tariffs impacting certain products imported into such countries. Although our customers are generally liable to us for reimbursement of tariffs we pay on components imported for the manufacture of their products, there can be no assurance that we will be successful in recovering all of the tariffs that are owed to us. Unrecovered tariffs paid on behalf of our customers reduce our gross margins. We do not expect the net impact of tariffs, after recovery from customers, to be material. Also, although we are required to pay tariffs upon importation of the components, we may not recover these amounts from customers until some time later, which adversely impacts our operating cash flow in a given period.

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

Inventories— We state inventories at the lower of cost (first-in, first-out method) and net realizable value. Cost includes raw materials, labor and manufacturing overhead. We regularly evaluate the carrying value of our inventories and make provisions to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is affected by changes in customer demand for inventory that customers are not contractually obligated to purchase and inventory held for specific customers who are experiencing financial difficulties. Inventory write-downs are recorded based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or return inventories to our suppliers, and whether customers are contractually obligated and have the ability to pay for the related inventory. Certain payments received from customers for inventories that have not been shipped to customers or otherwise disposed of are netted against inventory.

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

Goodwill— We test goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, as assessed at a reporting unit level. If, based on a qualitative assessment, we determine it is more-likely-than-not that goodwill is impaired, we perform a quantitative assessment to determine whether the fair value of our reporting unit is less than its carrying value and, if so, we perform a further analysis to determine the amount, if any, of the impairment. As a result of our impairment analysis in 2018, we concluded that the fair value of one of our CPS operating segments was below its carrying value, resulting in an impairment charge of $31 million.

Income Taxes— We estimate our income tax provision or benefit in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We believe our accruals for tax liabilities are adequate for all open years based on our assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. Although we believe our accruals for tax liabilities are adequate, tax regulations are subject to interpretation and the tax controversy process is inherently lengthy and uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions. To the extent the probable tax outcome of these matters changes, such changes in estimate will impact our income tax provision in the period in which such determination is made. We only recognize or continue to recognize tax positions that meet a “more likely than not” threshold of being upheld. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

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

As a result of our analysis of the positive and negative evidence available at the end of 2016, we released $96 million of our valuation allowances against our U.S. and foreign deferred tax assets. We based this conclusion on continued improved operating results in recent prior years and our expectations about generating taxable income in future periods. We exercised significant judgment and utilized estimates about our ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods before expiration of our net operating losses. We will continue to evaluate all positive and negative evidence in future periods to determine if an adjustment to our valuation allowances is necessary. However, as of September 29, 2018 and September 30, 2017, we no longer had a valuation allowance against our U.S. federal deferred tax assets.

Our effective tax rate is highly dependent upon the amount and geographic distribution of our worldwide income or losses, the tax regulations, rates and holidays in each geographic region, the utilization of net operating losses, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

Results of Operations

Years Ended September 29, 2018, September 30, 2017 and October 1, 2016.

The following table presents our key operating results.

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Net sales	$7,110,130	$6,868,619	$6,481,181
Gross profit	$463,783	$519,911	$514,282
Gross margin	6.5%	7.6%	7.9%
Operating expenses	$344,342	$293,444	$289,497
Operating income	$119,441	$226,467	$224,785
Operating margin	1.7%	3.3%	3.5%
Net income (loss) (1)	$(95,533)	$138,833	$187,838

(1)	Our net loss in 2018 includes the impact of the Tax Act, which increased income tax expense by approximately $161 million.

Net Sales

Net sales increased from $6.9 billion for 2017 to $7.1 billion for 2018, an increase of 3.5%. Net sales increased from $6.5 billion for 2016 to $6.9 billion for 2017, an increase of 6.0%. Sales by end market were as follows:

	Year Ended			2018 vs. 2017		2017 vs. 2016
	September 29, 2018	September 30, 2017	October 1, 2016	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Communications Networks	$2,684,609	$2,650,850	$2,413,661	$33,759	1.3%	$237,189	9.8%
Industrial, Medical, Defense and Automotive	3,681,788	3,396,130	3,101,505	285,658	8.4%	294,625	9.5%
Cloud Solutions	743,733	821,639	966,015	(77,906)	(9.5)%	(144,376)	(14.9)%
Total	$7,110,130	$6,868,619	$6,481,181	$241,511	3.5%	$387,438	6.0%

Comparison of 2018 to 2017

In 2018, sales to customers in our industrial, medical, defense, and automotive end market increased 8.4%, primarily as a result of increased demand and new program wins for medical products, certain programs ramping up for automotive products, partially offset by decreased demand for industrial products. Sales to customers in our communications networks end market increased 1.3%, primarily as a result of new program wins and increased demand for existing wireless products. Sales to customers in our cloud solutions end market decreased 9.5%, primarily due to reduced demand from a storage customer.

Comparison of 2017 to 2016

In 2017, sales to customers in our industrial, medical, defense, and automotive end market increased 9.5%, primarily as a result of a customer program acquisition in February 2016. Sales to customers in our communications networks end market increased 9.8%, primarily as a result of program ramps with existing customers as well as increased demand from existing customers. Sales to customers in our cloud solutions end market decreased 14.9%, primarily due to decreased end-market demand for our customers' point-of-sale equipment and set-top boxes.

Gross Margin

Gross margin was 6.5%, 7.6% and 7.9% in 2018, 2017 and 2016, respectively. The decrease in gross margin from 2017 to 2018 was primarily due to a decline in our IMS gross margin, partially offset by a $4.8 million credit associated with a reduction in an accrual for contingent consideration related to an acquisition completed in a previous period. The contingent consideration accrual reversal is not allocated to our operating segments. IMS gross margin decreased from 7.2% in 2017 to 6.0% in 2018 due primarily to under absorption of labor and overhead costs caused by lower revenue than anticipated due to parts shortages, high fixed costs and yield issues associated with new program ramp-ups, and unfavorable program mix. CPS gross margin decreased to 8.1% in 2018 from 8.9% in 2017 primarily due to increased inventory adjustments in our products group.

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

Selling, General and Administrative

Selling, general and administrative expenses were $250.9 million, $251.6 million and $244.6 million in 2018, 2017 and 2016, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.5%, 3.7% and 3.8% for 2018, 2017 and 2016, respectively. The decrease in 2018 as a percentage of sales was due to lower incentive compensation, higher revenue and operating leverage from containing such expenses.

The increase in absolute dollars from 2016 to 2017 was primarily due to higher incentive compensation expense as a result of incremental expense for certain performance-based stock awards that, in 2017, were deemed probable of achievement, partially offset by lower bad debt expense.

Research and Development

Research and development expenses were $30.8 million, $33.7 million and $37.7 million in 2018, 2017 and 2016, respectively. As a percentage of net sales, research and development expenses were 0.4%, 0.5% and 0.6% in 2018, 2017 and 2016, respectively. The decrease in absolute dollars from 2017 to 2018 and from 2016 to 2017 was primarily due to lower spending on projects in our cloud solutions end market.

Restructuring

Restructuring costs were $29.1 million, $1.3 million and $2.7 million in 2018, 2017 and 2016, respectively.

In the first quarter of 2018, we began implementing restructuring actions to address the closure and/or relocation of three of our manufacturing facilities. In addition, we are still in the process of completing restructuring actions under other plans.
The following table is a summary of restructuring costs associated with these plans:

	Estimated Costs to Implement	Year ended September 29, 2018
Q1 FY18 Plan:	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$26,425
Other exit costs (recognized as incurred)	7,300	4,984
Total	35,000	31,409
Severance reimbursement	(10,000)	(10,000)
Total - Q1 FY18 Plan	$25,000	21,409

Other plans		7,737
Total - all plans		$29,146
Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, we entered into a contractual agreement with a third party pursuant to which up to $10.0 million of severance and retention costs incurred by us will be reimbursed. We recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of September 29, 2018, $7.9 million was included in accounts receivable on the consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
Other plans
Costs incurred in connection with other plans include severance costs of $3.2 million and other exit costs of $4.5 million, consisting primarily of a change in estimate for a certain environmental remediation matter and asset impairment charges.
All Plans
Of the $29.1 million of restructuring costs recorded during the year ended September 29, 2018, $12.2 million is attributable to our IMS segment and $16.9 million is attributable to our CPS segment. As of September 29, 2018, $24.2 million of restructuring costs (exclusive of environmental remediation liabilities) have been accrued and recorded in accrued liabilities on the consolidated balance sheets.
In addition to costs expected to be incurred under the Q1 FY18 plan, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.
Goodwill Impairment

During our 2018 annual goodwill impairment analysis, we concluded that the fair value of one of our CPS operating segments was below its carrying value, resulting in an impairment charge of $30.6 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. We had no such charges in 2017 or 2016.

Other

Other operating expenses consisted of the following:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands, except per share amounts)
Amortization of intangible assets	$2,908	$3,672	$3,446
Asset impairments	—	4,600	1,000
Gain on sale of long-lived assets	—	(1,451)	—
	$2,908	$6,821	$4,446

Interest and Other, net

Interest expense was $27.7 million, $21.9 million and $24.9 million in 2018, 2017 and 2016, respectively. Interest expense increased $5.8 million in 2018 primarily due to higher daily average borrowings on our revolving credit facility during the year driven by higher inventory levels. Interest expense decreased $3.0 million in 2017 primarily due to lower daily average borrowings on our revolving credit facility during the year.

Other income, net was $4.6 million, $7.7 million and $4.1 million in 2018, 2017 and 2016, respectively. The following table summarizes the primary components of other income, net (in thousands):

	Year ended
	September 29, 2018	September 30, 2017	October 1, 2016
Foreign exchange gains / (losses)	$766	$4,709	$(415)
Bargain purchase gain, net of tax	—	—	1,642
Other, net	3,798	2,973	2,836
Total	$4,564	$7,682	$4,063

Provision for (Benefit from) Income Taxes

We recorded income tax expense of $193.1 million, $74.6 million and $16.8 million in 2018, 2017 and 2016, respectively. Our effective tax rates were 197.9%, 35.0% and 8.2% for 2018, 2017 and 2016, respectively. Income tax expense for 2018 was $118.4 million higher than income tax expense for 2017, despite a decrease in pre-tax income of $115.9 million in 2018. This was primarily attributable to the impact of the Tax Act, which increased income tax expense approximately $161 million because of a non-cash reduction in the carrying value of our net deferred tax assets, partially offset by a decrease in the US tax rate from 35% to 21%, and a $4.8 million discrete tax benefit resulting from a settlement with a foreign tax authority in the third quarter of 2018.

Income tax expense for 2017 was $57.8 million higher than income tax expense for 2016, despite an increase in pre-tax income of only $8.9 million in 2017. This was due primarily to a $96.2 million release of our deferred tax assets valuation allowance in 2016, partially offset by $17.3 million of income tax expense in 2016 associated with an increase to our deferred tax liability for undistributed foreign earnings of a certain foreign subsidiary. These two items represent a net change of $78.9 million. This change was partially offset in 2017 by a discrete tax benefit that was recorded in 2017 resulting from the merger of two foreign entities, the surviving entity of which was, and continues to be, included in our U.S. federal consolidated tax group. This restructuring allowed us to recognize a U.S. deferred tax asset to reflect the federal deductibility of a foreign uncertain tax position that became recognizable upon the merger of the subsidiaries. The tax provision for 2016 was lower than the amount expected if the federal statutory tax rate of 35% was applied primarily due to a release of our deferred tax assets valuation allowance of $96.2 million.

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

Liquidity and Capital Resources

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
		(In thousands)
Net cash provided by (used in):
Operating activities	$156,424	$250,961	$390,116
Investing activities	(116,178)	(107,898)	(174,538)
Financing activities	(28,335)	(135,493)	(231,421)
Effect of exchange rate changes	956	803	1,878
Increase (decrease) in cash and cash equivalents	$12,867	$8,373	$(13,965)

Key Working Capital Management Measures

	As of
	September 29, 2018	September 30, 2017
Days sales outstanding (1)	56	55
Inventory turns (2)	5.5	6.2
Days inventory on hand (3)	67	59
Accounts payable days (4)	75	71
Cash cycle days (5)	48	43

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

Cash and cash equivalents were $420 million at September 29, 2018 and $407 million at September 30, 2017. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, repurchases of capital stock and other factors. Our working capital was approximately $0.6 billion and $1 billion at September 29, 2018 and September 30, 2017, respectively. The reduction in net working capital resulted primarily from the reclassification of our Secured Notes due in 2019 from long-term debt to current debt. We are currently in the process of refinancing these notes and expect to complete this refinancing upon maturity of the notes.

Net cash provided by operating activities was $156 million, $251 million and $390 million for 2018, 2017 and 2016, respectively. Cash flows from operating activities consists of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, inventories, prepaid expenses and other assets, accounts payable and accrued liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2018, we generated $262 million of cash from earnings, excluding non-cash items, and used $106 million of cash in connection with an increase in our net operating assets, resulting primarily from an increase in inventories and accounts receivable of $324 million and $69 million, respectively, partially offset by an increase in accounts payable of $268 million. Inventory increased primarily due to increased business volume, increased customer requirements entering 2019 and part shortages that prevented us from using previously purchased inventory in the manufacture of products for our customers. This increase resulted in annualized inventory turns decreasing from 6.2 in the fourth quarter of 2017 to 5.5 in the fourth quarter of 2018. Accounts receivable increased due primarily to increased business volume. Accounts payable increased due primarily to increased business volume, a favorable shift in supplier payment terms mix from suppliers with whom we have shorter payment terms to suppliers with whom we have longer payment terms and a favorable shift in the linearity of material receipts. This shift resulted in DPO increasing from 71 days at the end of 2017 to 75 days at the end of 2018.

Net cash used in investing activities was $116 million, $108 million and $175 million for 2018, 2017 and 2016, respectively. In 2018, we used $119 million of cash for capital expenditures, received proceeds of $5 million primarily from sales of certain properties and used $2 million for funding our deferred compensation plan. In 2017, we used $112 million of cash for capital expenditures and received proceeds of $4 million primarily from sales of certain properties.

Net cash used in financing activities was $28 million, $135 million and $231 million for 2018, 2017 and 2016, respectively. In 2018, we repurchased $158 million of common stock (including $12 million in settlement of employee tax withholding obligations), borrowed $130 million of cash under the Cash Flow Revolver, repaid $3 million of long-term debt and received $4 million of proceeds from issuances of common stock pursuant to stock option exercises. In 2017, we repurchased $177 million of common stock (including $17 million in settlement of employee tax withholding obligations), used $17 million of cash for net debt repayments and received $27 million of proceeds from issuances of common stock pursuant to stock option exercises.

Secured Debt. During the second quarter of 2017, we prepaid the balance of the amount due under our secured debt due 2017 for $40 million plus accrued interest.

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

Short-term Debt

Revolving Credit Facility. On February 1, 2018, we entered into an amended cash flow revolver (the “Amended Cash Flow Revolver”) that increased the amount available under our revolving credit facility to $500 million and extended the term to February 1, 2023 provided our available liquidity is at least equal to the outstanding balance of our senior secured notes due 2019 during the six month period prior to the maturity date of such notes, which is June 1, 2019. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by up to an additional $200 million and/or add new term loan commitments of up to $375 million. Sanmina’s and certain subsidiary guarantors’ obligations under the Amended Cash Flow Revolver are secured by property of Sanmina and such guarantors, including, but not limited to cash, accounts receivable, inventory and the shares of our subsidiaries, subject to limited exceptions. We expect to meet the liquidity condition needed to maintain the extended maturity date of the Amended Cash Flow Revolver. There can be no assurance that we will be successful in meeting this condition, in which case the maturity date of the Amended Cash Flow Revolver would be no later than 92 days prior to the maturity date of the Secured Notes.

As of September 29, 2018, $215 million borrowings and $8 million of letters of credit were outstanding under the Cash Flow Revolver, and $277 million was available to borrow.

Short-term Borrowing Facilities. As of September 29, 2018, certain of our foreign subsidiaries had a total of $69 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2019.

Debt Covenants

The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. Our debt agreements contain customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations and customary negative covenants limiting the ability of Sanmina and its subsidiaries, among other things, to incur debt, grant liens, make investments, make acquisitions, make certain restricted payments, repurchase its shares and sell assets, subject to certain exceptions.

As of September 29, 2018, we were in compliance with our covenants.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. We repurchased 5.0 million and 4.3 million shares of our common stock for $146 million and $160 million in the open market in 2018 and 2017, respectively. As of September 29, 2018, subject to limitations on stock repurchases contained in our debt agreements, $108 million remains available under programs authorized by the Board of Directors, none of which is subject to an expiration date.

During 2018, we entered into a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. A maximum of $540 million of sold receivables can be outstanding at any point in time under this program, subject to limitations under our Amended Cash Flow Revolver. Trade receivables sold pursuant to the RPA are serviced by us.

In addition to the RPA, we have the option to participate in trade receivables sales programs that have been implemented by certain of our customers, as in effect from time to time. We do not service trade receivables sold under these other programs.

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. For the years ended September 29, 2018 and September 30, 2017, we sold $917 million and $491 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of September 29, 2018, $189 million of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected.

During the fourth quarter of 2018, we entered into a forward interest rate swap agreement with an aggregate notional amount of $50 million with an independent counterparty to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with our anticipated variable rate borrowings. The interest rate swap has an effective date of June 3, 2019, a maturity date of December 1, 2023, and effectively converts our variable interest rate obligations to fixed interest rate obligations. The swap is accounted for as a cash flow hedge under ASC Topic 815, Derivatives and Hedging. We entered into additional interest rate swaps with aggregate notional amounts totaling $100 million during the first quarter of 2019 bringing the total swap value to $150 million with an effective interest rate of approximately 4.5%.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of September 29, 2018, we had accrued liabilities of $35 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

In January 2018, we received a notice of intent from a foreign government agency to bring a claim seeking up to $23 million asserting that we had been out of compliance from April 2015 through September 2016 with certain requirements of our exemption from goods and services tax on imported goods. Such claim, if formally made, could seek payment for allegedly unpaid goods and services tax. No formal claim has been brought to date. We believe we have good faith arguments in defense of our actions and have provided these arguments to the government agency in writing, most recently in April 2018. No further communications have been received from the agency since that time. As a result, we cannot, at this time, determine the outcome of this matter and have not provided a reserve for this matter as of the end of 2018.

As of September 29, 2018, we had a liability of $98 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of September 29, 2018 consisted of: (1) cash and cash equivalents of $420 million; (2) our Cash Flow Revolver, under which $277 million was available as of September 29, 2018; (3) our foreign short-term borrowing facilities of $69 million, all of which was available as of September 29, 2018 (an aggregate of $50 million of such facilities expire at various dates through the second quarter of 2019) and (4) cash generated from operations, including $95 million that was available under our accounts receivable sales program as of September 29, 2018.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. Should demand for our services decrease significantly over the next 12 months, should we experience increases in our inventories, delinquent or uncollectible accounts receivable, or should the counterparties to our accounts receivable sales program not agree to fund our requests, our cash provided by operations could be adversely impacted.

As of September 29, 2018, 50% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of September 29, 2018:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations, including current portion of long-term debt and interest	$404,391	$389,353	$15,038	$—	$—
Operating lease obligations	85,764	21,188	27,683	15,673	21,220
Total contractual obligations	$490,155	$410,541	$42,721	$15,673	$21,220

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

As of September 29, 2018, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $98 million. Additionally, we have provided guarantees to various third parties in the form of letters of credit totaling $8 million as of September 29, 2018. The letters of credit cover various guarantees including workers' compensation claims and customs duties. Lastly, we have defined benefit pension plans with an underfunded amount of $31 million at September 29, 2018. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. None of the amounts described in this paragraph are included in the table above.

Off-Balance Sheet Arrangements

As of September 29, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for each quarter of fiscal 2018 and 2017. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended September 29, 2018
	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)
	(In thousands, except per share data)
Net sales	$1,744,800	$1,675,629	$1,813,366	$1,876,335
Gross profit	$109,466	$114,698	$118,536	$121,083
Gross margin	6.3%	6.8%	6.5%	6.5%
Operating income	$13,788	$48,774	$47,060	$9,819
Operating margin	0.8%	2.9%	2.6%	0.5%
Net income (loss)	$(154,910)	$24,632	$33,963	$782
Basic net income per share	$(2.16)	$0.35	$0.49	$0.01
Diluted net income per share	$(2.16)	$0.33	$0.47	$0.01

	Year ended September 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,719,977	$1,682,262	$1,711,377	$1,755,003
Gross profit	$132,162	$133,210	$130,688	$123,851
Gross margin	7.7%	7.9%	7.6%	7.1%
Operating income	$58,656	$58,166	$66,576	$43,069
Operating margin	3.4%	3.5%	3.9%	2.5%
Net income	$44,864	$31,717	$36,404	$25,848
Basic net income per share	$0.61	$0.42	$0.48	$0.35
Diluted net income per share	$0.58	$0.41	$0.47	$0.33

(1) Includes income tax expense of $162 million related to enactment of the Tax Act.
(2) Includes a goodwill impairment charge of $31 million and a $12.5 million pre-tax adjustment to correct errors that occurred from fiscal 2016 through the third quarter of fiscal 2018 with respect to the accounting for certain long-term contracts in one of our CPS divisions.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the consolidated statements of operations. As of September 29, 2018, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $356 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $117 million as of September 29, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and its subsidiaries (the “Company”) as of September 29, 2018 and September 30, 2017 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 29, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective controls over the monitoring of the reasonableness of estimates used in accounting for certain long-term contracts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 15, 2018
We have served as the Company’s auditor since 2016.

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 29, 2018	September 30, 2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$419,528	$406,661
Accounts receivable, net of allowances of $12,211 and $14,334 as of September 29, 2018 and September 30, 2017, respectively	1,177,219	1,110,334
Inventories	1,374,004	1,051,669
Prepaid expenses and other current assets	43,676	47,586
Total current assets	3,014,427	2,616,250
Property, plant and equipment, net	642,913	640,275
Deferred income tax assets, net	344,124	476,554
Other	83,669	114,284
Total assets	$4,085,133	$3,847,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,547,399	$1,280,106
Accrued liabilities	136,427	116,582
Accrued payroll and related benefits	124,748	130,939
Short-term debt, including current portion of long-term debt	593,321	88,416
Total current liabilities	2,401,895	1,616,043
Long-term liabilities:
Long-term debt	14,346	391,447
Other	196,048	192,189
Total long-term liabilities	210,394	583,636
Commitments and Contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares; 103,128 and 101,672 shares issued and 67,777 and 71,664 shares outstanding as of September 29, 2018 and September 30, 2017, respectively	678	717
Treasury stock, 35,351 and 30,008 shares as of September 29, 2018 and September 30, 2017, respectively, at cost	(791,366)	(633,740)
Additional paid-in capital	6,222,310	6,184,371
Accumulated other comprehensive income	73,944	76,794
Accumulated deficit	(4,032,722)	(3,980,458)
Total stockholders' equity	1,472,844	1,647,684
Total liabilities and stockholders' equity	$4,085,133	$3,847,363

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands, except per share amounts)

Net sales	$7,110,130	$6,868,619	$6,481,181
Cost of sales	6,646,347	6,348,708	5,966,899
Gross profit	463,783	519,911	514,282
Operating expenses:
Selling, general and administrative	250,924	251,568	244,604
Research and development	30,754	33,716	37,746
Restructuring costs	29,146	1,339	2,701
Goodwill impairment	30,610	—	—
Other	2,908	6,821	4,446
Total operating expenses	344,342	293,444	289,497

Operating income	119,441	226,467	224,785

Interest income	1,268	1,265	680
Interest expense	(27,734)	(21,934)	(24,911)
Other income, net	4,564	7,682	4,063
Interest and other, net	(21,902)	(12,987)	(20,168)
Income before income taxes	97,539	213,480	204,617
Provision for income taxes	193,072	74,647	16,779
Net income (loss)	$(95,533)	$138,833	$187,838

Net income (loss) per share:
Basic	$(1.37)	$1.86	$2.50
Diluted	$(1.37)	$1.78	$2.38

Weighted-average shares used in computing per share amounts:
Basic	69,833	74,481	75,094
Diluted	69,833	78,128	78,787

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)

Net income (loss)	$(95,533)	$138,833	$187,838
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,063)	588	3,734
Derivative financial instruments:
Changes in unrealized gain (loss)	(982)	819	(2,326)
Amount reclassified into net income	859	(592)	2,570
Pension benefit plans:
Changes in unrecognized net actuarial gain (loss) and unrecognized transition cost	(460)	8,833	(6,327)
Amortization of actuarial gain (loss) and transition cost	796	1,765	1,159
Total other comprehensive income (loss)	$(2,850)	$11,413	$(1,190)
Comprehensive income (loss)	$(98,383)	$150,246	$186,648

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT OCTOBER 3, 2015	96,306	$6,075,579	(18,248)	$(314,550)	$66,571	$(4,307,129)	$1,520,471
Issuances under stock plans	1,835	18,221	—	—	—	—	18,221
Stock-based compensation	—	26,709	—	—	—	—	26,709
Repurchases of treasury stock	—	—	(6,862)	(142,246)	—	—	(142,246)
Other comprehensive loss	—	—	—	—	(1,190)	—	(1,190)
Net income	—	—	—	—	—	187,838	187,838
BALANCE AT OCTOBER 1, 2016	98,141	$6,120,509	(25,110)	$(456,796)	$65,381	$(4,119,291)	$1,609,803
Issuances under stock plans	3,531	27,129	—	—	—	—	27,129
Stock-based compensation	—	37,450	—	—	—	—	37,450
Repurchases of treasury stock	—	—	(4,898)	(176,944)	—	—	(176,944)
Other comprehensive income	—	—	—	—	11,413	—	11,413
Net income	—	—	—	—	—	138,833	138,833
BALANCE AT SEPTEMBER 30, 2017	101,672	$6,185,088	(30,008)	$(633,740)	$76,794	$(3,980,458)	$1,647,684
Issuances under stock plans	1,456	4,407	—	—	—	—	4,407
Stock-based compensation	—	33,493	—	—	—	—	33,493
Repurchases of treasury stock	—	—	(5,343)	(157,626)	—	—	(157,626)
Other comprehensive loss	—	—	—	—	(2,850)	—	(2,850)
Cumulative effect of new accounting pronouncement	—	—	—	—	—	43,269	43,269
Net loss	—	—	—	—	—	(95,533)	(95,533)
BALANCE AT SEPTEMBER 29, 2018	103,128	$6,222,988	(35,351)	$(791,366)	$73,944	$(4,032,722)	$1,472,844

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(95,533)	$138,833	$187,838
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	118,820	118,751	111,910
Stock-based compensation expense	32,825	37,920	26,907
Deferred income taxes	173,591	37,892	(16,829)
Impairment of goodwill	30,610	—	—
Other, net	1,777	4,188	1,587
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(69,076)	(136,072)	(36,913)
Inventories	(324,168)	(104,468)	5,614
Prepaid expenses and other assets	7,797	12,303	68
Accounts payable	268,421	130,648	95,193
Accrued liabilities	11,360	10,966	14,741
Cash provided by operating activities	156,424	250,961	390,116
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(118,881)	(111,833)	(120,400)
Proceeds from sales of property, plant and equipment	4,722	3,935	4,740
Purchases of long-term investments	(2,019)	—	—
Cash paid for business combinations, net of cash acquired	—	—	(58,878)
Cash used in investing activities	(116,178)	(107,898)	(174,538)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of short-term borrowings (1)	—	—	(18,014)
Proceeds from revolving credit facility borrowings	4,040,600	932,770	2,962,450
Repayments of revolving credit facility borrowings	(3,910,600)	(872,770)	(3,047,450)
Repayments of long-term debt	(3,416)	(43,416)	(4,382)
Net proceeds from stock issuances	4,407	27,129	18,221
Repurchases of common stock	(157,625)	(176,944)	(142,246)
Other, net	(1,701)	(2,262)	—
Cash used in financing activities	(28,335)	(135,493)	(231,421)
Effect of exchange rate changes	956	803	1,878
Increase (decrease) in cash and cash equivalents	12,867	8,373	(13,965)
Cash and cash equivalents at beginning of year	406,661	398,288	412,253
Cash and cash equivalents at end of year	$419,528	$406,661	$398,288

Cash paid during the year:
Interest, net of capitalized interest	$26,156	$17,983	$21,316
Income taxes, net of refunds	$34,819	$20,417	$29,342
Unpaid purchases of property, plant and equipment at end of period	$49,546	$49,831	$22,072

Acquisition-date fair value of promissory notes issued in conjunction with business combinations (see Note 13)	$—	$—	$30,105

(1)	2016 amount represents repayment of a promissory note issued in conjunction with a business combination in the second quarter of 2016. The note was repaid in the third quarter of 2016.

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina

Sanmina Corporation (“Sanmina,” or the “Company”) was incorporated in Delaware in 1989. The Company is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. The Company provides these comprehensive solutions primarily to original equipment manufacturers (OEMs) that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions industries.

The Company's operations are managed as two businesses:

1)	Integrated Manufacturing Solutions (IMS). IMS is a single operating segment consisting of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronic, and enterprise solutions from the Company's Viking Technology division; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering, logistics and repair services.

The Company's only reportable segment is IMS, which represented approximately 80% of total revenue in 2018. The CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services”.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2018, 2017 and 2016 were each 52 weeks. All references to years relate to fiscal years unless otherwise noted.

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

Financial Instruments and Concentration of Credit Risk. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, interest rate swap agreement, accounts payable and debt obligations. With the exception of certain of the Company's debt obligations (refer to Note 4. Financial Instruments), the fair value of these financial instruments approximates their carrying amount as of September 29, 2018 and September 30, 2017 due to the nature or short maturity of these instruments, or the fact that the instruments are recorded at fair value on the consolidated balance sheets.

Accounts Receivable and Other Related Allowances. The Company had allowances of $12 million and $14 million as of September 29, 2018 and September 30, 2017, respectively, for uncollectible accounts, product returns and other net sales adjustments. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

Accounts Receivable Sale. During 2018, the Company entered into a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. A maximum of $540 million of sold receivables can be outstanding at any point in time under this program. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs. Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. Accounts receivable balances sold are removed from the consolidated balance sheets and the related proceeds are reported as cash provided by operating activities in the consolidated statements of cash flows.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) and net realizable value. Cost includes labor, materials and manufacturing overhead.

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

Goodwill. Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, as assessed at a reporting unit level. If, based on a qualitative assessment, the Company determines it is more-likely-than-not that goodwill is impaired, the Company performs a quantitative assessment to determine whether the fair value of our reporting unit is less than its carrying value and, if so, an impairment adjustment must be recorded up to the carrying value of goodwill.

Foreign Currency Translation. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in stockholders' equity as a component of accumulated other comprehensive income ("AOCI"). For all entities, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income, net in the accompanying consolidated statements of operations. Remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity's functional currency are recorded in AOCI if repayment of the loan is not anticipated in the foreseeable future.

Derivative Instruments and Hedging Activities. The Company conducts business on a global basis in numerous currencies and certain of the Company's outstanding debt has a variable interest rate. Therefore, the Company is exposed to movements in foreign currency exchange rates and interest rates. The Company uses derivatives, such as foreign currency forward contracts and interest rate swaps, to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

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

Recent Accounting Pronouncements Adopted in Fiscal Year 2018

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350)". This ASU simplifies the test for goodwill impairment by eliminating Step 2 of the goodwill impairment test which requires a hypothetical purchase price allocation to measure goodwill. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill allocated to that reporting unit. The Company adopted this ASU in fiscal 2018 at the time of its annual impairment review and recognized a $31 million goodwill impairment charge because the fair value of one of its CPS operating segments was below its carrying value. This impairment reduced goodwill to zero for this particular operating segment. As of September 29, 2018, the Company has goodwill of $29 million, which is recorded in other noncurrent assets on the consolidated balance sheets.

In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting (Topic 718)". This ASU addresses several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification in the statement of cash flows. The Company adopted this ASU at the beginning of 2018 and recorded an increase to its deferred tax assets of $43 million, with a corresponding increase to retained earnings. This ASU is expected to increase the variability of the Company's provision for income taxes, the effect of which could be material. Additionally, this ASU allows companies to estimate the impact of stock award forfeitures at the grant date and reduce the amount of stock compensation expense recognized over the vesting period of the awards, or to account for forfeitures as they occur. The Company has elected to continue to estimate forfeitures at the grant date. Lastly, this ASU requires the cash effect of excess tax benefits to be classified as an operating cash outflow, as opposed to a financing cash outflow, on the statement of cash flows. Due to the Company’s net operating losses in the U.S., excess tax benefits have no cash impact on the Company's cash flows and therefore there was no impact to the Company’s consolidated statements of cash flows upon adoption of this ASU.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07 "Improvements to Non-employee Share-Based Payment Accounting (Topic 718)". The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard aligns measurement and classification guidance for share-based payments to non-employees with the guidance applicable to employees. This ASU is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period, although early adoption is permitted. The Company does not expect the impact of adoption to be significant.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. This ASU is effective for the Company at the beginning of fiscal 2020, although early adoption is permitted. The Company is currently evaluating when to adopt this ASU, but does not expect the impact of adoption to be significant.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting For Hedging Activities", simplifying hedge accounting guidance and improving the financial reporting of hedging relationships by allowing an entity to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. This standard eliminates the requirement to separately measure and report hedge ineffectiveness, resulting in full recognition of the change in fair value that impacts earnings in the same income statement line item that is used to present the earnings effect of the hedged item. In addition, the guidance allows more flexibility in the requirements to qualify for and maintain hedge accounting. This ASU is effective for the Company at the beginning of fiscal 2020 although early adoption is permitted. The Company is currently evaluating the potential impact of this ASU and when to adopt it.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)". This ASU provides guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for the Company at the beginning of fiscal 2019, including interim periods within that reporting period, although early adoption is permitted.

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

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period. In addition, the FASB provided a practical expedient transition method to adopt the new lease requirements by allowing entities to initially apply requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption that would enable the Company to not provide comparative period financial statements. Instead, the Company would apply the transition provisions of the leases standard at its effective date. The Company expects the impact of adopting this new accounting standard to be material to its consolidated balance sheets, but is still evaluating the impact to its consolidated statements of operations.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company in fiscal 2019, including interim periods within that reporting period. The Company has elected to adopt the new standard using the modified retrospective method, which does not require prior periods to be restated to conform to the requirements of the new standard.

The Company has determined that the new standard will result in a significant change to the timing of the Company’s recognition of revenue. Under the current accounting standard, the majority of the Company’s revenue is recognized at a point-in-time, which is generally upon delivery (transfer of title and risks of ownership) of a product to a customer or completion of a service for a customer. Under the new standard, for contracts in existence as of the date of adoption, the majority of the Company’s revenue is expected to be recognized on an "over time" basis, which will generally be over the period during which the Company manufactures a product for a customer or delivers a service to a customer. Despite earlier recognition of revenue under the new standard, the Company does not expect the new standard to materially impact its revenue or gross profit on a rollover basis in periods after adoption.

However, the new standard is expected to have a material impact to the Company's consolidated balance sheets upon initial adoption, primarily because of a reduction in finished goods and work-in-process inventories for revenue that will be recognized on an over time basis under the new standard and an associated increase in contract assets for amounts recognized as revenue in advance of invoicing a customer. The Company estimates the net impact upon adoption of the new standard will be an increase to beginning retained earnings as of September 29, 2018 of $10 million to $40 million.

Other than as noted above, the Company does not currently expect adoption of the new standard to materially impact the Company’s consolidated financial statements. However, the Company is continuing to assess the impact of adopting the new standard, including expanded disclosure requirements, on its consolidated financial statements.

Note 3. Balance Sheet and Income Statement Details

Inventories

Components of inventories were as follows:

	As of
	September 29, 2018	September 30, 2017
	(In thousands)
Raw materials	$1,139,585	$834,694
Work-in-process	132,803	106,914
Finished goods	101,616	110,061
Total	$1,374,004	$1,051,669

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	September 29, 2018	September 30, 2017
	(In thousands)
Machinery and equipment	$1,476,903	$1,452,648
Land and buildings	617,258	607,701
Leasehold improvements	56,190	55,688
Furniture and fixtures	23,911	22,989
Construction in progress	47,725	37,864
	2,221,987	2,176,890
Less: Accumulated depreciation and amortization	(1,579,074)	(1,536,615)
Property, plant and equipment, net	$642,913	$640,275

Depreciation expense was $112 million, $111 million and $104 million for 2018, 2017 and 2016, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are included in other noncurrent assets on the consolidated balance sheets. Net carrying values of goodwill and other intangible assets were as follows:

	As of
	September 29, 2018	September 30, 2017
	(In thousands)
Goodwill - beginning of year	$59,126	$59,126
Impairment	(30,610)	—
Goodwill - end of year	$28,516	$59,126

Intangible assets - beginning of year	$9,218	$16,498
Amortization	(6,516)	(7,280)
Intangible assets - end of year	$2,702	$9,218

During the Company's annual goodwill impairment analysis, the Company concluded that the fair value of one of its CPS operating segments was below its carrying value, resulting in an impairment charge of $31 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows.

Other Operating Expenses

Other operating expenses consisted of the following:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Amortization of intangible assets	$2,908	$3,672	$3,446
Asset impairments	—	4,600	1,000
Gain on sale of long-lived assets	—	(1,451)	—
	$2,908	$6,821	$4,446

Other Income, net

The following table summarizes the major components of other income, net:

	Year ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Foreign exchange gains / (losses)	$766	$4,709	$(415)
Bargain purchase gain, net of tax	—	—	1,642
Other, net	3,798	2,973	2,836
Total	$4,564	$7,682	$4,063

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally less than 10% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of September 29, 2018, the fair value of the Company's long-term debt, as estimated based primarily on quoted prices (Level 2 input), was equivalent to its carrying amount. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets, deferred benefit plan assets, foreign exchange contracts, interest rate swaps and contingent consideration. The fair value of these assets and liabilities, other than defined benefit plan assets (Level 1 input) and deferred compensation plan assets (Level 1 input), was not material as of September 29, 2018 or September 30, 2017.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivatives assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of September 29, 2018 or September 30, 2017.

Other non-financial assets, such as intangible assets, goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

Derivative Instruments

Foreign Exchange Rate Risk

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	September 29, 2018	September 30, 2017
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$116,992	$105,523
Number of contracts	54	58
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$356,076	$302,944
Number of contracts	56	46

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gains (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were not material for any period presented herein. As of September 29, 2018, AOCI related to foreign currency forward contracts was not material.

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income, net, in the consolidated statements of operations. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

In addition to the short-term contracts discussed above, the Company has a foreign currency forward contract that matures in 2020 and was entered into as a hedge of foreign currency exposure associated with a long-term promissory note issued in connection with a previous business combination.

Interest Rate Risk

During the fourth quarter of 2018, the Company entered into a forward interest rate swap agreement with an aggregate notional amount of $50 million with an independent counterparty to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. The interest rate swap has an effective date of June 3, 2019, a maturity date of December 1, 2023, and effectively converts the Company's variable interest rate obligations to fixed interest rate obligations. The swap is accounted for as cash flow hedge under ASC Topic 815, Derivatives and Hedging. The Company entered into additional interest rate swaps with aggregate notional amounts totaling $100 million during the first quarter of 2019 bringing the total swap value to $150 million with an effective interest rate of approximately 4.5%.

Note 5. Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, trade accounts receivable, foreign currency forward contracts and interest rate swap agreement. The carrying value of assets such as cash, cash equivalents and accounts receivable is expected to approximate fair value due to the short duration of the assets. The Company maintains its cash and cash equivalents with recognized financial institutions that management believes to be of high credit quality. One of the Company's most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts. Foreign currency forward contracts and interest rate swap are maintained with high quality counterparties to reduce the Company's credit risk and are recorded on the Company's balance sheets at fair value.

One customer represented more than 10% of the Company's net sales in 2018 and 2016 and two customers each represented more than 10% of the Company's net sales in 2017. One customer represented 10% or more of the Company's gross accounts receivable as of September 29, 2018 and September 30, 2017.

Note 6. Debt

Long-term debt consisted of the following:

	As of
	September 29, 2018	September 30, 2017
	(In thousands)
Senior secured notes due 2019	$375,000	$375,000
Non-interest bearing promissory notes	17,667	19,863
Total long-term debt	392,667	394,863
Less: Current portion of non-interest bearing promissory notes	3,321	3,416
Current portion of long-term debt	375,000	—
Long-term debt	$14,346	$391,447

Secured Debt. During the second quarter of 2017, the Company prepaid the balance of the amount due under its secured debt due 2017 for $40 million plus accrued interest.

Secured Notes. In 2014, the Company issued $375 million of senior secured notes due 2019 ("Secured Notes"). The Secured Notes mature on June 1, 2019 and bear interest at an annual rate of 4.375%, payable semi-annually in arrears in cash. Debt issuance costs incurred in connection with issuance of the Secured Notes were not material.

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

Non-interest Bearing Promissory Notes. On February 1, 2016, the Company completed an acquisition and financed $15 million of the purchase price with the acquiree using a four-year non-interest bearing promissory note with a discounted value of $12 million as of the acquisition date (see Note 13).

Short-term Debt

Revolving Credit Facility. During the second quarter of 2018, the Company entered into an amended Cash Flow Revolver (the "Amended Cash Flow Revolver") that increased the amount available under the facility to $500 million and extended the term to February 1, 2023 provided the Company’s available liquidity is at least equal to the outstanding balance of the Company’s senior secured notes due 2019 during the six month period prior to the maturity date of such notes, which is June 1, 2019. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, the Company may increase the revolver commitments under the Amended Cash Flow Revolver by up to an additional $200 million and/or add new term loan commitments of up to $375 million. Sanmina’s and certain subsidiary guarantors’ obligations under the Amended Cash Flow Revolver are secured by property of Sanmina and such guarantors, including, but not limited to, cash, accounts receivable, inventory and shares of our subsidiaries, subject to limited exceptions. The Company expects to meet the liquidity condition needed to maintain the extended maturity date of the Amended Cash Flow Revolver. There can be no assurance that the Company will be successful in meeting this condition, in which case the maturity date of the Amended Cash Flow Revolver would be no later than 92 days prior to the maturity date of the Secured Notes.

During the fourth quarter of 2018, the Company entered into a forward interest rate swap agreement with an aggregate notional amount of $50 million with an independent counterparty to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. The interest rate swap has an effective date of June 3, 2019, a maturity date of December 1, 2023, and effectively converts the variable interest rate obligations to fixed interest rate obligations. The swap is accounted for as cash flow hedge under ASC Topic 815, Derivatives and Hedging. The Company entered into additional interest rate swaps with aggregate notional amounts totaling $100 million during the first quarter of 2019 bringing the total swap value to $150 million with an effective interest rate of approximately 4.5%.

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

As of September 29, 2018, $215 million of borrowings and $8 million of letters of credit were outstanding under the Amended Cash Flow Revolver.

Foreign Short-term Borrowing Facilities. As of September 29, 2018, certain foreign subsidiaries of the Company had a total of $69 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2019.

Debt Covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of September 29, 2018.

Note 7. Accounts Receivable Sales Program

During 2018, the Company entered into a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. A maximum of $540 million of sold receivables can be outstanding at any point in time under this program, subject to limitations under the Company's Amended Cash Flow Revolver. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. For the years ended September 29, 2018 and September 30, 2017, the Company sold $917 million and $491 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of September 29, 2018, $189 million of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected.

Note 8. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company cannot predict what effect these matters may have on its results of operations, financial condition or cash flows.

The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies or other applicable accounting standards. As of September 29, 2018 and September 30, 2017, the Company had reserves of $35 million and $36 million, respectively, for environmental matters, warranty, litigation, contingent consideration and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

In January 2018, the Company received a notice of intent from a foreign government agency to bring a claim seeking up to $23 million asserting that the Company had been out of compliance from April 2015 through September 2016 with certain requirements of the Company’s exemption from goods and services tax on imported goods. Such claim, if formally made, could seek payment for allegedly unpaid goods and services tax. No formal claim has been brought to date. The Company believes it has good faith arguments in defense of its actions and has provided these arguments to the government agency in writing, most recently in April 2018. No further communications have been received from the agency since that time and the Company cannot, at this time, determine the outcome of this matter and has not provided a reserve for this matter as of September 29, 2018.
Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of September 29, 2018, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of September 29, 2018, the Company believes it has reserved a sufficient amount to satisfy anticipated future investigation and remediation costs at this site. Another such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company continues to investigate the allegations contained in this order and has reserved its estimated exposure for this matter as of September 29, 2018. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appeals court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. A trial date has not yet been set. The Company intends to contest the plaintiff’s claims vigorously.

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

In October 2018, an individual who had been employed by the Company from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company employees in California, alleging violations of California labor code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint seeks certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before filing of the complaint to time of trial. Although the Company is investigating the allegations and cannot, at the current time, determine the outcome of this matter and has not provided a reserve for this matter as of September 29, 2018, the Company intends to defend against this matter vigorously.

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

Commitments - Operating Leases

The Company leases certain of its facilities and equipment under non-cancellable operating leases expiring at various dates through 2042. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2019	$21,188
2020	14,647
2021	13,036
2022	9,635
2023	6,038
Thereafter	21,220
Total	$85,764

Rent expense, net of sublease income, under operating leases was $27 million, $24 million and $24 million for 2018, 2017 and 2016, respectively.

Note 9. Restructuring

In the first quarter of 2018, the Company began implementing restructuring actions to address the closure and/or relocation of three of its manufacturing facilities. In addition, the Company is still in the process of completing restructuring actions under other plans.
The following table is a summary of restructuring costs associated with these plans:

	Estimated Costs to Implement	Year ended September 29, 2018
Q1 FY18 Plan:	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$26,425
Other exit costs (recognized as incurred)	7,300	4,984
Total	35,000	31,409
Severance reimbursement	(10,000)	(10,000)
Total - Q1 FY18 Plan	$25,000	21,409

Other plans		7,737
Total - all plans		$29,146
Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, the Company entered into a contractual agreement with a third party pursuant to which up to $10 million of severance and retention costs incurred by the Company will be reimbursed. The Company recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of September 29, 2018, $8 million was included in accounts receivable on the consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
Other plans
Costs incurred in connection with other plans include severance costs of $3.2 million and other exit costs of $4.5 million, consisting primarily of a change in estimate for a certain environmental remediation matter and asset impairment charges.
All Plans
Of the $29.1 million of restructuring costs recorded during the year ended September 29, 2018, $12.2 million is attributable to the Company's IMS segment and $16.9 million is attributable to the Company's CPS segment. As of September 29, 2018, $24.2 million of restructuring costs (exclusive of environmental remediation liabilities) have been accrued and recorded in accrued liabilities on the consolidated balance sheets.

In addition to costs expected to be incurred under the Q1 FY18 plan, the Company expects to incur restructuring costs in future periods primarily for vacant facilities and former sites for which the Company is or may be responsible for environmental remediation.

Note 10. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Domestic	$16,215	$128,493	$138,138
Foreign	81,324	84,987	66,479
Total	$97,539	$213,480	$204,617

The provision for income taxes consists of the following:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Federal:
Current	$(122)	$(2,524)	$490
Deferred	170,994	37,543	(4,550)
State:
Current	32	1,648	(265)
Deferred	(3,672)	4,204	(5,141)
Foreign:
Current	20,287	37,076	32,427
Deferred	5,553	(3,300)	(6,182)
Total provision for income taxes	$193,072	$74,647	$16,779

Impact of U.S. Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the Tax Act in the period of enactment, which was the Company’s first quarter of fiscal 2018 that ended on December 30, 2017. The many changes in the Tax Act include a permanent reduction in the maximum federal corporate income tax rate from 35% to 21% effective as of January 1, 2018. The statutory federal income tax rate applicable for the Company's fiscal year ending September 29, 2018 was 24.5% based on a fiscal year blended rate calculation. Because of this reduction in rate, the Company was required to revalue its U.S. deferred tax assets and liabilities to the new rate in the Company's first quarter of 2018. The Tax Act also requires a mandatory deemed repatriation of undistributed earnings and profits, at the rate of either 15.5% for cash or 8% for non-liquid assets.

As of the end of the fourth quarter of 2018, the Company has recorded a net income tax expense for the impact of the Tax Act of approximately $161 million, which is comprised of $175 million for remeasurement of the Company’s U.S deferred tax assets, zero for the mandatory deemed repatriation of undistributed earnings and profits, and a tax benefit of $14 million for the conversion to a territorial system. The Company has completed its analysis and accounting with respect to these items.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. These new provisions are effective for the Company in fiscal year 2019. This income will effectively be taxed at a 10.5% tax rate. Because of the complexity of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under U.S. generally accepted accounting principles whereby companies are allowed to make an accounting policy election of either (i) accounting for GILTI as a component of income tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) accounting for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after completing its analysis of the GILTI provisions of the Tax Act. The Company’s election method will depend, in part, on analyzing the Company’s global income to determine whether the Company expects to have future U.S. inclusions in its taxable income related to GILTI and, if so, the impact that is expected. In accordance with SEC’s Accounting Bulletin No. 118, the Company will finalize the election to account for GILTI under the period cost method or deferred cost method during the first quarter of 2019. However, at this time, regardless of the Company’s election method, the Company does not expect the impact of GILTI to be material to the Company’s tax rate or to incur additional cash taxes as a result of GILTI.

The Company's provision for income taxes for 2018, 2017 and 2016 was $193 million (198% of income before taxes), $75 million (35% of income before taxes) and $17 million (8% of income before taxes), respectively. The increase in income tax expense for 2018 was primarily attributable to the impact of the Tax Act as discussed above, which increased income tax expense approximately $161 million because of a non-cash reduction in the carrying value of our net deferred tax assets partially offset by a decrease in the US tax rate from 35% to 21% and a $5 million discrete tax benefit resulting from a settlement with a foreign tax authority in the third quarter of 2018, which allowed the Company to release an accrual for this uncertain tax position.

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

 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 29, 2018	September 30, 2017
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$218,710	$338,492
Foreign net operating loss carryforwards	129,866	186,684
Acquisition related intangibles	15,099	13,913
Accruals not currently deductible	45,922	55,582
Property, plant and equipment	22,596	20,746
Tax credit carryforwards	13,825	11,832
Reserves not currently deductible	14,420	21,710
Stock compensation expense	13,645	21,151
Unrealized losses	3,145	4,475
Other	2,789	3,949
Valuation allowance	(113,559)	(163,267)
Total deferred tax assets	366,458	515,267
Deferred tax liabilities on undistributed earnings	(23,986)	(36,027)
Other deferred tax liabilities	(3,802)	(8,140)
Net deferred tax assets	$338,670	$471,100
Recorded as:
Non-current deferred tax assets	$344,124	$476,554
Non-current deferred tax liabilities	(5,454)	(5,454)
Net deferred tax assets	$338,670	$471,100

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

Prior to 2012, based on negative evidence (primarily a cumulative history of operating losses), the Company had a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions. In 2012 through 2016, the Company released a portion of its U.S. valuation allowances each year in recognition of its improved historical earnings and increasing future projected earnings. The Company released $96 million of the valuation allowance attributable to U.S. and foreign deferred tax assets in 2016. As of September 29, 2018 and September 30, 2017, the Company no longer had a valuation allowance against its U.S. deferred tax assets. The valuation allowance as of September 29, 2018 relates primarily to foreign net operating losses, with the exception of $12 million related to U.S. state net operating losses.

As of September 29, 2018, income taxes and foreign withholding taxes have not been provided for approximately $400 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of September 29, 2018, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $931 million, $406 million and $558 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2024 and 2019, respectively, and expire at various dates through 2035. Certain foreign net operating losses start expiring in 2019. However, the majority of foreign net operating losses carryforward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations. Prior to the adoption of ASU 2016-09, the Company was prohibited from recognizing a deferred tax asset for excess tax benefits related to stock and stock option plans that have not been realized through the reduction in income taxes payable. Such unrecognized deferred tax benefit as of September 30, 2017 was $124 million on a pre-tax basis and was recognized upon the Company’s adoption of ASU 2016-09, Improvements to Employee Share-based Accounting, in 2018 with a corresponding increase to retained earnings.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
Federal tax at statutory tax rate	24.50%	35.00%	35.00%
Tax Act impact	165.16	—	—
Effect of foreign operations	7.92	1.89	5.35
Foreign income inclusion	0.17	0.26	9.43
Permanent items	(1.37)	2.10	(0.29)
Release of valuation allowance	—	—	(47.10)
Discrete benefit of foreign restructuring	—	(4.92)	—
Other	0.32	(2.10)	4.61
State income taxes, net of federal benefit	1.24	2.72	1.18
Effective tax rate	197.94%	34.95%	8.18%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Balance, beginning of year	$67,022	$55,773	$51,158
Increase (decrease) related to prior year tax positions	(5,917)	1,670	(1,872)
Increase related to current year tax positions	8,392	9,741	7,028
Settlements	(7,648)	—	—
Decrease related to lapse of applicable statute of limitations	(1,062)	(162)	(541)
Balance, end of year	$60,787	$67,022	$55,773

The Company had reserves of $38 million and $40 million as of September 29, 2018 and September 30, 2017, respectively, for the payment of interest and penalties relating to unrecognized tax benefits. During fiscal year 2018, the Company recognized a net income tax benefit for interest and penalties of $3 million compared to a net income tax expense of $4 million in 2017 and $4 million in 2016. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income and a reduction of the effective tax rate.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently being audited by the Internal Revenue Service for tax years 2008 through 2010. To the extent the final tax liabilities are different from the amounts accrued, this would result in an increase or decrease in net operating loss carryforwards which would impact tax expense. Additionally, the Company is being audited by various state tax agencies and certain foreign countries. To the extent the final tax liabilities are different from the amounts accrued, the increases or decreases would be recorded as income tax expense or benefit in the consolidated statements of operations. Although the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty.

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

Note 11. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(95,533)	$138,833	$187,838

Denominator:
Weighted average common shares outstanding	69,833	74,481	75,094
Effect of dilutive stock options and restricted stock units	—	3,647	3,693
Denominator for diluted earnings per share	69,833	78,128	78,787

Net income (loss) per share:
Basic	$(1.37)	$1.86	$2.50
Diluted	$(1.37)	$1.78	$2.38

The following table presents weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method:

	As of
	September 29, 2018	September 30, 2017	October 1, 2016
Potentially dilutive securities:	(In thousands)
Employee stock options	2,061	—	477
Restricted stock units	1,460	6	3
Total	3,521	6	480

Had the Company reported net income in 2018 instead of a net loss, 3 million potentially dilutive securities would have been included in the calculation of diluted earnings per share.

Note 12. Stockholders' Equity

In 2009, the Company's stockholders approved the 2009 Incentive Plan (“2009 Plan”) and the reservation of 7.5 million shares of common stock for issuance thereunder, which was subsequently increased to 25.3 million shares. The 2009 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock units, and performance shares. The per share exercise price for shares to be issued pursuant to exercise of an option must be no less than 100% of the fair market value per share on the date of grant.

Upon approval of the 2009 Plan, all of the Company's other stock plans were terminated as to future grants. Although these plans have been terminated, they will continue to govern all awards granted under them until the expiration of the awards.

As of September 29, 2018, an aggregate of 10.1 million shares were authorized for future issuance under the Company's stock plans, of which 6.6 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.5 million shares of common stock were available for future grant. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2009 Plan that expire or are cancelled without delivery of shares generally become available for issuance under the plan. The 2009 Plan will expire as to future grants in January 2019.

Stock Repurchase Program

During the fourth quarter of 2017, the Board of Directors approved a $200 million stock repurchase plan. The timing of repurchases made under the plan depends upon capital needs to support the growth of the Company's business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value by reducing the number of outstanding shares, repurchases of shares reduce the Company's liquidity. During 2018, 2017 and 2016, the Company repurchased 5.0 million shares, 4.3 million shares and 6.8 million of its common stock for $146 million, $160 million and $141 million (including commissions), respectively. As of September 29, 2018, $108 million remains available under the repurchase programs authorized by the Board of Directors, inclusive of programs authorized by the Board of Directors prior to 2017, subject to limitations contained in the Company’s debt agreements.

In addition to the repurchases discussed above, the Company repurchased 334,000, 549,000 and 46,000 shares of its common stock during 2018, 2017, and 2016, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $12 million, $17 million and $1 million, respectively, in conjunction with these purchases.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	September 29, 2018	September 30, 2017
	(In thousands)
Foreign currency translation adjustments	$87,889	$90,952
Unrealized holding losses on derivative financial instruments	(335)	(212)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(13,610)	(13,946)
Total	$73,944	$76,794

Note 13. Acquisitions

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

In addition, the Company acquired a manufacturing facility and related assets from a customer in the industrial end market during the second quarter of 2016. Consideration paid was less than the fair values of assets acquired, resulting in a bargain purchase gain of $1.6 million, net of tax, which was recorded in interest and other, net on the consolidated statements of operations in the second quarter of 2016. The Company reassessed, in the second quarter of 2016, the recognition and measurement of identifiable assets and liabilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate. The bargain purchase gain resulted from the discount attributable to financing a portion of the purchase price with the acquiree using a non-interest bearing promissory note.

Total consideration paid for the above acquisitions was $90 million, consisting of $60 million of cash and non-interest bearing promissory notes with a discounted value of $30 million as of the respective acquisition dates.

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

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronics and enterprise solutions from the Company's Viking Technology division; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering, logistics and repair services.

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity of economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. The Company determined that it has only one reportable segment - IMS, which generated approximately 80% of the Company's total revenue in 2018. The Company's CPS business consists of multiple operating segments which, based on this evaluation, do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services".

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

Segment information is as follows:

	Year Ended
	September 29, 2018		September 30, 2017	October 1, 2016
	(In thousands)
Gross sales:
IMS	$5,847,958		$5,645,499	$5,297,740
CPS	1,458,754		1,422,264	1,372,412
Intersegment revenue	(196,582)		(199,144)	(188,971)
Net Sales	$7,110,130		$6,868,619	$6,481,181

Gross Profit:
IMS	$352,361		$404,350	$397,309
CPS	117,835	(1)	127,154	121,696
Total	470,196		531,504	519,005
Unallocated items (2)	(6,413)		(11,593)	(4,723)
Total	$463,783		$519,911	$514,282

Depreciation and amortization:
IMS	$76,071		$74,769	$66,036
CPS	30,048		31,109	33,062
Total	106,119		105,878	99,098
Unallocated corporate items (3)	12,701		12,873	12,812
Total	$118,820		$118,751	$111,910

Capital expenditures (receipt basis):
IMS	$87,421		$106,000	$83,084
CPS	28,696		30,512	21,852
Total	116,117		136,512	104,936
Unallocated corporate items (3)	2,480		4,122	5,624
Total	$118,597		$140,634	$110,560

(1)
During the fourth quarter of fiscal 2018, the Company recorded a $12.5 million pre-tax adjustment to correct errors that occurred from fiscal 2016 through the third quarter of fiscal 2018 with respect to the accounting for certain long-term contracts in one of the Company’s CPS divisions. These errors are immaterial to all prior periods. The impact of this out-of-period adjustment on the full year fiscal 2018 was $11.0 million which is also immaterial to fiscal 2018.

(2)
For purposes of evaluating segment performance, management excludes certain items from its measures of revenue and gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

(3)	Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales.

Information by geographic segment, determined based on the country in which a product is manufactured or a service is provided, was as follows:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Net sales:
United States	$1,338,359	$1,234,739	$1,045,998
Mexico	2,067,956	1,935,634	1,869,651
China	1,196,178	1,336,118	1,421,693
Malaysia	687,810	743,359	512,288
Other international	1,819,827	1,618,769	1,631,551
Total	$7,110,130	$6,868,619	$6,481,181

Percentage of net sales represented by ten largest customers	53.0%	52.9%	52.0%
Number of customers representing 10% or more of net sales	1	2	1

	As of
	September 29, 2018	September 30, 2017
	(In thousands)
Property, plant and equipment, net:
United States	$161,889	$165,254
Mexico	187,128	187,094
China	74,438	80,787
Other international	219,458	207,140
Total	$642,913	$640,275

Note 15. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Stock options	$1,779	$1,640	$3,943
Restricted stock units, including performance-based awards	31,046	36,280	22,964
Total	$32,825	$37,920	$26,907

Stock-based compensation expense was recognized as follows:

	Year Ended
	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Cost of sales	$8,187	$8,959	$7,350
Selling, general & administrative	25,206	28,169	18,903
Research & development	(568)	792	654
Total	$32,825	$37,920	$26,907

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

 Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted Grant-Date Fair Value Per Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2015	2,979	16.52	1.52	59,843
Granted	1,698	23.22
Vested/Forfeited/Cancelled	(679)	15.33
Outstanding as of October 1, 2016	3,998	19.57	1.35	110,183
Granted	1,378	34.11
Vested/Forfeited/Cancelled	(2,017)	16.20
Outstanding as of September 30, 2017	3,359	27.56	1.51	124,800
Granted	1,102	33.51
Vested/Forfeited/Cancelled	(1,158)	25.31
Outstanding as of September 29, 2018	3,303	30.33	1.21	97,913
Expected to vest as of September 29, 2018	2,522	29.66	1.22	74,768

The fair value of restricted stock units that vested during the year was $36 million for 2018, $53 million for 2017 and $10 million for 2016. As of September 29, 2018, unrecognized compensation expense of $28 million is expected to be recognized over a weighted average period of 1.3 years. Additionally, as of September 29, 2018, unrecognized compensation expense related to performance-based restricted stock units for which achievement of vesting criteria is not currently considered probable was $11 million.

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

The Company sponsors a deferred compensation plan for eligible employees that allows participants to defer payment of all or part of their compensation. Deferrals under this plan were $5 million for both 2018 and 2017. Assets and liabilities associated with these plans were $35 million and $35 million, respectively, as of September 29, 2018 and $27 million and $29 million, respectively, as of September 30, 2017. These amounts are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's defined benefit plans is September 29, 2018.

Changes in benefit obligations for the defined benefit plans described above were as follows (in thousands):

	As of September 29, 2018		As of September 30, 2017		As of October 1, 2016
Change in Benefit Obligations	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning projected benefit obligation	$24,743	$48,873	$28,375	$53,656	$26,441	$48,816
Service cost	—	1,331	—	1,210	—	1,569
Interest cost	729	1,333	737	1,088	871	1,341
Actuarial gain (loss)	(1,199)	1,179	(1,987)	(5,609)	3,456	3,244
Benefits paid	(716)	(1,571)	(709)	(1,499)	(718)	(1,266)
Other (1)	(971)	(215)	(1,673)	27	(1,675)	(48)
Ending projected benefit obligation	$22,586	$50,930	$24,743	$48,873	$28,375	$53,656

Ending accumulated benefit obligation	$22,586	$47,149	$24,743	$45,532	$28,375	$48,371

(1)	Includes miscellaneous items such as settlements, curtailments, foreign exchange rate movements, etc.

Weighted-average actuarial assumptions used to determine benefit obligations were as follows:

	U.S. Pensions		Non-U.S. Pensions
	As of		As of
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Discount rate	3.77%	3.05%	2.78%	2.78%
Rate of compensation increases	—%	—%	2.08%	1.98%

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

Changes in plan assets and funded status for the defined benefit plans described above were as follows (in thousands):

	As of September 29, 2018		As of September 30, 2017		As of October 1, 2016
Change in Plan Assets	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Beginning fair value	$16,930	$26,993	$17,594	$26,045	$18,646	$27,079
Actual return	1,086	(8)	1,598	590	1,341	(461)
Employer contributions	455	710	120	695	—	607
Benefits paid	(716)	(1,571)	(709)	(1,499)	(718)	(1,266)
Other (1)	(971)	(10)	(1,673)	1,162	(1,675)	86
Ending fair value	$16,784	$26,114	$16,930	$26,993	$17,594	$26,045
Underfunded status	$(5,802)	$(24,816)	$(7,813)	$(21,880)	$(10,781)	$(27,611)

(1)	Includes miscellaneous items such as settlements, foreign exchange rate movements, etc.

Weighted-average asset allocations by asset category for the U.S. and non-U.S. plans were as follows:

	U.S.			Non-U.S.
	Level 1			Level 1
	As of			As of
	Target	September 29, 2018	September 30, 2017	Target	September 29, 2018	September 30, 2017
Equity securities	51%	51.7%	52.8%	20%	27.5%	30.0%
Debt securities	49%	48.3%	47.2%	80%	69.3%	67.5%
Cash	—%	—%	—%	—%	3.2%	2.5%
Total	100%	100%	100%	100%	100%	100%

The Company's investment strategy is designed to ensure that sufficient pension assets are available to pay benefits as they become due. In order to meet this objective, the Company has established targeted investment allocation percentages for equity and debt securities as noted in the preceding table. As of September 29, 2018, U.S. plan assets are invested in mutual funds which are valued based on the net asset value (NAV) of the underlying securities that is reflective of quoted prices in an active market. The beneficial interest of each participant is represented in units which are issued and redeemed daily at the fund's closing NAV. Non-U.S. plan assets are invested in publicly-traded mutual funds consisting of medium-term Euro bonds and stocks of companies in the European region. The mutual funds are valued using the NAV that is quoted in an active market. The plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of September 29, 2018 there were no significant concentrations of credit risk related to pension plan assets.

The funded status of the plans, reconciled to the amount reported on the consolidated balance sheets, is as follows (in thousands):

	As of September 29, 2018		As of September 30, 2017		As of October 1, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net amount recognized on consolidated balance sheets:
Current liabilities	$—	$(1,430)	$—	$(1,117)	$—	$(1,260)
Non-current liabilities	(5,802)	(23,386)	(7,813)	(20,763)	(10,781)	(26,351)
Net liability recognized on consolidated balance sheets	$(5,802)	$(24,816)	$(7,813)	$(21,880)	$(10,781)	$(27,611)

Amounts recognized in AOCI (pre-tax) consist primarily of unrecognized net actuarial losses and are as follows (in thousands):

	As of September 29, 2018		September 30, 2017		As of October 1, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated other comprehensive loss	$2,531	$11,401	$4,484	$10,076	$7,801	$16,841

Estimated amortization from accumulated other comprehensive income into net periodic benefit cost in 2019 is not material. Net periodic benefit costs consist primarily of service cost and interest cost and were not material for any period presented herein.

Weighted-average assumptions used to determine benefit costs were as follows:

	U.S. Pensions		Non-U.S. Pensions
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Discount rate	3.05%	2.71%	2.78%	2.32%
Expected return on plan assets	4.50%	4.50%	1.90%	1.70%
Rate of compensation increases	—%	—%	1.98%	2.72%

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

Estimated future benefit payments are as follows:

Pension Benefits
(In thousands)
2019	$7,779
2020	$4,349
2021	$4,276
2022	$4,401
2023	$4,631
Years 2024 through 2028	$21,430

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. As a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 29, 2018.

Notwithstanding this material weaknesses, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. This control weakness did not result in a material misstatement to the current year’s consolidated financial statements or to those of any prior period.

(b)	Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During the fourth quarter of fiscal 2018, our management identified a material weakness related to the failed operation of a management review control in one of our CPS divisions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness did not result in any material misstatements to our previously issued financial statements or disclosures, but did result in an immaterial out-of-period adjustment in fiscal 2018 of $11 million that reduced upfront capitalized inventory contract costs that accumulated during fiscal 2016 and 2017 and increased cost of sales accordingly. The out-of period effect on the fourth quarter of fiscal 2018 was $12.5 million, reflecting continued accumulation of the error through the third quarter of fiscal 2018.
As a result of this material weakness, we concluded we did not maintain effective controls over the review of certain long-term contracts in one of our CPS divisions, which is our only division with such contracts. Specifically, we did not maintain controls to monitor the reasonableness of estimates used in the accounting for long-term contracts and, therefore, failed to detect errors in a timely manner that, when aggregated or accumulated, could have been material to our interim or annual consolidated financial statements. Therefore, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.
Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 29, 2018.
The effectiveness of our internal control over financial reporting as of September 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Efforts to Address Material Weakness

Management intends to remediate its management review control by reducing the complexity of the process for preparing and developing the underlying estimates used to account for certain long-term contracts, requiring additional data to be presented during management’s review, and ensuring sufficient time is allowed for an effective review to occur.
We believe these measures, and others that may be implemented, will remediate the material weakness in internal control over financial reporting described above.
The material weakness will not be considered formally remediated until the control has operated effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We expect this to occur prior to the end of fiscal 2019.

Remediation of Previously Identified Material Weakness

In the second quarter of fiscal 2018, we identified a material weakness in our internal control over financial reporting related to an ineffective business review control used to monitor the completeness and accuracy of the financial results of one of our significant divisions (unrelated to the division mentioned above) and to identify potential failures in lower level controls. This material weakness was remediated and, as of the end of fiscal 2018, the remediated control had operated for a sufficient period of time and management concluded, through testing, that the control was operating effectively.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
 Item 9B.   Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts, Years Ended September 29, 2018, September 30, 2017 and October 1, 2016
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

4.4(9)	First Supplemental Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
10.1(10)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.2(11)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.3(12)*	Revised form of Officer and Director Indemnification Agreement.
10.4*	2009 Incentive Plan, as amended on March 5, 2018 (filed herewith).
10.5(13)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.6(14)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.7(15)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.8(16)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.9(17)*	Form of Change of Control Severance Benefit Agreement.
10.10(18)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.11(19)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.12(20)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

10.13(21)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.
10.14(22)
Third Amended and Restated Credit Agreement, dated as of February 1, 2018, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.15(23)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan.
10.16(24)*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan.
10.17(25)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.18(26)*	Second Amendment to the Sanmina Corporation Deferred Compensation Plan for Outside Directors.
10.19(27)*	Fourth Amendment to the Sanmina Corporation Deferred Compensation Plan.

10.20(28)‡
Receivables Purchase Agreement among Sanmina Corporation, the sellers and buyers from time to time party thereto and the Bank of Tokyo-Mitsubishi UFG, Ltd., as administrative agent, dated March 26, 2018.

10.21(29) ‡
Joinder and Amendment No. 1 to the Receivables Purchase Agreement dated June 25, 2018 among Sanmina Corporation, MUFG Bank Ltd. (formerly known as The Bank of Tokyo-Mitsubishi UFG, Ltd. (“MUFG Bank”), Wells Fargo Bank N.A., Bank of the West and MUFG Bank as administrative agent.

10.22*	Fifth Amendment to Sanmina Corporation Deferred Compensation Plan (filed herewith).
10.23*	Sixth Amendment to Sanmina Corporation Deferred Compensation Plan (filed herewith).
10.24*	Separation and Release Agreement between Sanmina Corporation and Robert K. Eulau dated as of September 14, 2018 (filed herewith).
10.25*	Separation and Release Agreement between Sanmina Corporation and Gerry Fay dated as of September 14, 2018 (filed herewith).
10.26±
Joinder Agreement and Amendment No. 2 dated September 17, 2018 among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent (filed herewith).

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

32.1(30)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(30)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Compensatory plan in which an executive officer or director participates.
‡ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment and this exhibit has been filed separately with the SEC.
± Portions of this exhibit have been omitted pursuant to a confidential treatment request and this exhibit has been filed separately with the SEC.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to exhibit to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(11)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(12)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(13)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(14)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(15)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(16)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(17)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(18)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(19)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(20)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(21)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2018.
(23)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(24)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(25)	Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(26)	Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(27)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 13, 2017.
(28)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed with the SEC on May 2, 2018.

(29)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
(30)
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

Sanmina Corporation (Registrant)
By:	/s/ Michael J. Clarke
Michael J. Clarke
Chief Executive Officer
Date: November 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Michael J. Clarke and David R. Anderson and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JURE SOLA	Executive Chairman and Director	November 15, 2018
Jure Sola

/s/ MICHAEL J. CLARKE	Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2018
Michael J. Clarke

/s/ DAVID R. ANDERSON	Chief Financial Officer (Principal Financial Officer)	November 15, 2018
David R. Anderson

/s/ BRENT BILLINGER	Controller (Principal Accounting Officer)	November 15, 2018
Brent Billinger

/s/ EUGENE A. DELANEY	Director	November 15, 2018
Eugene A. Delaney

/s/ WILLIAM DELANEY	Director	November 15, 2018
William DeLaney

/s/ JOHN P. GOLDSBERRY	Director	November 15, 2018
John P. Goldsberry

/s/ RITA S. LANE	Director	November 15, 2018
Rita S. Lane

/s/ JOSEPH LICATA	Director	November 15, 2018
Joseph Licata

/s/ MARIO M. ROSATI	Director	November 15, 2018
Mario M. Rosati

/s/ WAYNE SHORTRIDGE	Director	November 15, 2018
Wayne Shortridge

/s/ JACKIE M. WARD	Director	November 15, 2018
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales Adjustments
Fiscal year ended October 1, 2016	$13,439	$1,642	$—	$15,081
Fiscal year ended September 30, 2017	$15,081	$(747)	$—	$14,334
Fiscal year ended September 29, 2018	$14,334	$(2,123)	$—	$12,211