Form 10-Q
period 2018-12-29
SANMINA CORP
filed 2019-02-07
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018
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
Yes [ ]    No [x]

As of January 31, 2019, there were 68,429,603 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 29, 2018	September 29, 2018
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$409,290	$419,528
Accounts receivable, net of allowances of $12,915 and $12,211 as of December 29, 2018 and September 29, 2018, respectively	1,344,536	1,177,219
Contract assets	419,484	—
Inventories	1,054,166	1,374,004
Prepaid expenses and other current assets	46,296	43,676
Total current assets	3,273,772	3,014,427
Property, plant and equipment, net	643,518	642,913
Deferred tax assets	323,931	344,124
Other	75,632	83,669
Total assets	$4,316,853	$4,085,133
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,531,927	$1,547,399
Accrued liabilities	215,215	136,427
Accrued payroll and related benefits	117,631	124,748
Short-term debt, including current portion of long-term debt	708,362	593,321
Total current liabilities	2,573,135	2,401,895
Long-term liabilities:
Long-term debt	14,361	14,346
Other	196,740	196,048
Total long-term liabilities	211,101	210,394
Contingencies (Note 7)
Stockholders' equity	1,532,617	1,472,844
Total liabilities and stockholders' equity	$4,316,853	$4,085,133

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 29, 2018	December 30, 2017
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,188,018	$1,744,800
Cost of sales	2,038,681	1,635,334
Gross profit	149,337	109,466

Operating expenses:
Selling, general and administrative	63,028	63,603
Research and development	6,437	7,615
Restructuring and other expenses	2,329	24,460
Total operating expenses	71,794	95,678

Operating income	77,543	13,788

Interest income	194	285
Interest expense	(8,271)	(6,214)
Other income (expense), net	(5,994)	3,230
Interest and other, net	(14,071)	(2,699)

Income before income taxes	63,472	11,089
Provision for income taxes	25,520	165,999
Net income (loss)	$37,952	$(154,910)

Net income (loss) per share:
Basic	$0.56	$(2.16)
Diluted	$0.54	$(2.16)

Weighted average shares used in computing per share amounts:
Basic	68,303	71,605
Diluted	70,901	71,605

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	December 29, 2018	December 30, 2017
	(Unaudited)
	(In thousands)
Net income (loss)	$37,952	$(154,910)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(252)	(354)
Derivative financial instruments:
Change in net unrealized amount	(6,497)	(1,407)
Amount reclassified into net income	2,410	1,525
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	290	(260)
Amortization of actuarial losses and transition costs	198	321
Total other comprehensive loss	(3,851)	(175)
Comprehensive income (loss)	$34,101	$(155,085)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(Unaudited)
	(In thousands)
BALANCE AT SEPTEMBER 29, 2018	103,128	$6,222,988	(35,351)	$(791,366)	$73,944	$(4,032,722)	$1,472,844
Issuances under stock plans	1,028	3,568	—	—	—	—	3,568
Stock-based compensation	—	5,816	—	—	—	—	5,816
Repurchases of treasury stock	—	—	(449)	(11,842)	—	—	(11,842)
Other comprehensive loss	—	—	—	—	(3,851)	—	(3,851)
Cumulative effect of new accounting pronouncement (1)	—	—	—	—	—	28,130	28,130
Net income	—	—	—	—	—	37,952	37,952
BALANCE AT DECEMBER 29, 2018	104,156	$6,232,372	(35,800)	$(803,208)	$70,093	$(3,966,640)	$1,532,617

BALANCE AT SEPTEMBER 30, 2017	101,672	$6,185,088	(30,008)	$(633,740)	$76,794	$(3,980,458)	$1,647,684
Issuances under stock plans	893	2,526					2,526
Stock-based compensation		8,679					8,679
Repurchases of treasury stock			(1,323)	(45,485)			(45,485)
Other comprehensive loss					(175)		(175)
Cumulative effect of new accounting pronouncement (2)						43,269	43,269
Net loss						(154,910)	(154,910)
BALANCE AT DECEMBER 30, 2017	102,565	$6,196,293	(31,331)	$(679,225)	$76,619	$(4,092,099)	$1,501,588

(1)	Due to the adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach.

(2)	Due to the adoption of ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting (Topic 718)".

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 29, 2018	December 30, 2017
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$37,952	$(154,910)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	29,792	29,623
Stock-based compensation expense	5,816	8,642
Deferred income taxes	11,583	163,173
Other, net	353	(130)
Changes in operating assets and liabilities:
Accounts receivable	(160,974)	(11,156)
Contract assets	(43,998)	—
Inventories	(30,708)	(28,293)
Prepaid expenses and other assets	3,033	4,103
Accounts payable	(2,845)	6,304
Accrued liabilities	71,560	(8,916)
Cash provided by (used in) operating activities	(78,436)	8,440

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,166)	(48,533)
Proceeds from sales of property, plant and equipment	575	142
Cash used in investing activities	(36,591)	(48,391)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	1,043,825	899,000
Repayments of revolving credit facility borrowings	(928,825)	(818,000)
Debt issuance costs	(2,003)	—
Net proceeds from stock issuances	3,568	2,526
Repurchases of common stock	(11,842)	(45,485)
Cash provided by financing activities	104,723	38,041

Effect of exchange rate changes	66	163
Decrease in cash and cash equivalents	(10,238)	(1,747)
Cash and cash equivalents at beginning of period	419,528	406,661
Cash and cash equivalents at end of period	$409,290	$404,914

Cash paid during the period for:
Interest, net of capitalized interest	$10,895	$12,352
Income taxes, net of refunds	$4,923	$7,275
Unpaid purchases of property, plant and equipment at the end of period	$41,910	$24,004

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 29, 2018, included in the Company's 2018 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the first quarter of 2019 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2019 and 2018 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715)". This ASU requires the service costs component of net periodic pension costs to be presented in the same line item as other compensation costs and all other components of net periodic pension costs to be presented in the income statement as non-operating expenses. This ASU was effective for the Company at the beginning of fiscal 2019 and has been applied retrospectively. A practical expedient permits the use of estimates for applying the retrospective presentation requirements. The impact of adoption in the first quarter of 2019 was insignificant.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)". This ASU provides guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new standard was effective for the Company at the beginning of fiscal 2019. There was no impact upon adoption of this new standard in the first quarter of 2019.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230)". This ASU requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Companies will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This ASU was effective for the Company at the beginning of fiscal 2019, including interim periods within that annual period. There was no impact upon adoption of this new standard in the first quarter of 2019.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)". This ASU simplifies the accounting for income tax consequences of intra-entity transfers of assets other than inventory by requiring recognition of current and deferred income tax consequences when such transfers occur. The new standard was effective for the Company at the beginning of fiscal 2019. There was no impact upon adoption of this new standard in the first quarter of 2019.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" (commonly referred to as ASC 606) which requires an entity to recognize revenue when (or as) goods are transferred or services are provided to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services.

The Company adopted ASC 606 as of the beginning of its first quarter of 2019 using the modified retrospective approach, whereby the cumulative effect of initially applying the guidance was recognized as an adjustment to beginning retained earnings at the date of adoption. This adjustment resulted in an increase to beginning retained earnings of $28 million.

The adoption of ASC 606 resulted in a change to the manner in which the Company recognizes revenue for the majority of its revenue streams, including integrated manufacturing solutions, components, repair services and defense and aerospace programs.

Prior to the adoption of ASC 606, the Company generally recognized revenue from its integrated manufacturing solutions, the Company’s largest revenue stream, upon shipment or delivery of a product to a customer. Under ASC 606, because the Company has no alternative use for the end products generated by its vertically integrated manufacturing services and has an enforceable right to payment for work-in-progress upon a customer’s cancellation of a contract for convenience, the Company recognizes revenue from the sale of these products on an over time basis as the products are manufactured. Accordingly, the Company will recognize revenue under these contracts earlier than under the previous accounting rules.

Additionally, prior to the adoption of ASC 606, revenue from repair services was generally recognized upon completion of the services. Under ASC 606, revenue for these services will be recognized as the services are performed since the Company’s customers simultaneously receive and consume the benefits provided by these services.

Lastly, prior to the adoption of ASC 606, revenue from defense and aerospace programs was recognized on a percentage-of-completion basis by applying the units-of-delivery method. Under ASC 606, revenue for the majority of these programs will be recognized on an over time basis using the cost-to-cost method since the Company has no alternative use for the end products manufactured under these programs and has an enforceable right to payment for work-in-progress upon a customer’s cancellation of a contract for convenience. Revenue for certain other programs will be recognized upon shipment or delivery of a product, which is when control of a product transfers to a customer.

The timing of recognition of revenue did not change for some of the Company’s revenue streams as a result of the adoption of ASC 606. These revenue streams include logistics services, for which revenue will continue to be recognized as the services are performed, Company proprietary products, for which revenue will continue to be recognized upon shipment or delivery of the product, and design, development and engineering services for which revenue will continue to be recognized as the services are performed.

For revenue streams for which revenue is being recognized on an over time basis under ASC 606, work-in-progress and finished goods inventory were reduced to zero upon the adoption of ASC 606 and an associated contract asset was recorded to reflect amounts that would have been recognized as revenue prior to the adoption of ASC 606. This adjustment resulted in recognition of a contract asset of $376 million and a decrease in inventory of $350 million as of the beginning of the first fiscal quarter of 2019. No other balance sheet line items, with the exception of beginning retained earnings as mentioned previously, were materially impacted upon the adoption of ASC 606.

Refer to Note 3 for additional information and disclosures related to the adoption of ASC 606.

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

Note 2. Inventories

Components of inventories were as follows:

	As of
	December 29, 2018	September 29, 2018
	(In thousands)
Raw materials	$1,046,062	$1,139,585
Work-in-process	6,493	132,803
Finished goods	1,611	101,616
Total	$1,054,166	$1,374,004

The significant decrease in work-in-process and finished goods was due to the adoption of ASC 606 in the first quarter of 2019, as further discussed in Notes 1 and 3.

Note 3. Revenue Recognition
The Company is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. For purposes of determining when to recognize revenue, and in what amount, the Company applies a 5-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Each of these steps involves the use of significant judgments, as discussed below.
Step 1 - Identify the contract with a customer
A contract is defined as an agreement between two parties that creates enforceable rights and obligations. The Company generally enters into a master supply agreement (“MSA”) with its customers that provides the framework under which business will be conducted, and pursuant to which a customer will issue purchase orders to specify the quantity, price and delivery requirements for products or services the customer wishes to purchase. The Company generally considers its contract with a customer to be the combination of an MSA and a purchase order or any other similar binding document.
Step 2 - Identify the performance obligations in the contract
A performance obligation is a promised good or service that is material in the context of the contract and is both capable of being distinct (customer can benefit from the good or service on its own or together with other readily available resources) and distinct within the context of the contract (separately identifiable from other promises). The Company reviews its contracts to identify promised goods or services and then evaluates such items to determine which of those items are performance obligations. The majority of the Company’s contracts have a single performance obligation since the promise to transfer an individual good or service is not separately identifiable from other promises in the contract. The Company’s performance obligations generally have an expected duration of one year or less.
Step 3 - Determine the transaction price
The Company’s contracts with its customers may include certain forms of variable consideration such as early payment discounts, volume discounts and shared cost savings. The Company includes an estimate of variable consideration when determining the transaction price and the appropriate amount of revenue to be recognized. This estimate is limited to an amount which will not result in a significant reversal of revenue in a future period. Factors considered in the Company’s estimate of variable consideration are the potential amount subject to these contract provisions, historical experience and other relevant facts and circumstances.
Step 4 - Allocate the transaction price to the performance obligations in the contract
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In the event that more than one performance obligation is identified in a contract, the Company is required to allocate a portion of the transaction price to each performance obligation. This allocation would generally be based on the relative standalone price of each performance obligation, which most often would represent the price at which the Company would sell similar goods or services separately.
Step 5 - Recognize revenue when (or as) a performance obligation is satisfied
The Company is required to assess whether control of a product or services promised under a contract is transferred to the customer at a point-in-time or over time as the product is being manufactured or the services are being provided. If the criteria in ASC 606 for recognizing revenue on an over time basis are not met, revenue must be recognized at the point-in-time determined by the Company at which its customer obtains control of a product or service.
The Company has determined that revenue for the majority of its contracts is required to be recognized on an over time basis. This determination is based on the fact that 1) the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancelation of a contract for convenience or 2) the Company’s customer simultaneously receives and consumes the benefits provided by the Company’s services. For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

Contract Assets

A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. Because of the Company’s short manufacturing cycle times, the transfer from contract assets to accounts receivable generally occurs within the next fiscal quarter.

Other

Other than the impact upon adoption of ASC 606 at the beginning of the first quarter of 2019 (as discussed in Note 1), the application of ASC 606 during the first quarter of 2019 did not materially impact any financial statement line item, with the exceptions of contract assets (increased by $44 million post-adoption) and inventory (decreased by $39 million post-adoption).

The Company has elected to apply the following practical expedients or policy elections under ASC 606:

•
Upon adoption, the Company elected to apply the requirements of ASC 606 only to open contracts as of the adoption date and to not perform an assessment of the impact of contract modifications prior to the period of adoption.

•
The promised amount of consideration under a contract will not be adjusted for the effects of a significant financing component because, at inception of a contract, the Company expects the period between when a good or service is transferred to a customer and when the customer pays for that good or service will generally be one year or less.

•
The Company has elected to not disclose information about remaining performance obligations that have original expected durations of one year or less, which is substantially all of the Company’s performance obligations.

•	Incremental costs of obtaining a contract will not be capitalized if the period over which such costs would be amortized to expense is less than one year.
Taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from revenue.
Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of sales.

Disaggregation of revenue

In the following table, revenue is disaggregated by market sector and geography. The table also includes a reconciliation of the disaggregated revenue with the Company’s reportable segments.

	Three Months Ended
	December 29, 2018	December 30, 2017
	(In thousands)
Segments:
IMS	$1,780,884	$1,422,043
CPS	407,134	322,757
Total	$2,188,018	$1,744,800

End Markets:
Communications Networks	$779,721	$678,846
Industrial, Medical, Automotive and Defense	1,182,484	885,695
Cloud Solutions	225,813	180,259
Total	$2,188,018	$1,744,800

Geography:
United States	$454,771	$314,808
Mexico	662,148	489,234
China	433,422	315,092
Malaysia	122,905	185,712
Other international	514,772	439,954
Total	$2,188,018	$1,744,800

Timing of Revenue Recognition:
Goods/services transferred at a point in time	$88,018	$1,723,000
Goods/services transferred over time	2,100,000	21,800
Total	$2,188,018	$1,744,800

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short term duration of these instruments.

Fair Value Option for Long-term Debt

As of December 29, 2018, the fair value of the Company's long-term debt, as estimated based primarily on quoted prices (Level 2 input), approximate its carrying amount. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts, interest rate swaps and contingent consideration, none of which were material as of December 29, 2018 or September 29, 2018.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of December 29, 2018 or September 29, 2018.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 29, 2018	September 29, 2018
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$103,619	$116,992
Number of contracts	51	54
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$319,139	$356,076
Number of contracts	40	56

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

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the unaudited condensed consolidated statements of operations. The amount of gains (losses) associated with these forward contracts were not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

In addition to the short-term contracts discussed above, the Company has a foreign currency forward contract that matures in 2020 and was entered into as a hedge of foreign currency exposure associated with a long-term promissory note issued in connection with a previous business combination.

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of December 29, 2018 and September 29, 2018, interest rate swaps with an aggregate notional amount of $200 million and $50 million, respectively, were outstanding. The effective interest rate as of December 29, 2018 was approximately 4.5%.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	December 29, 2018	September 29, 2018
	(In thousands)
Senior secured notes due 2019	$375,000	$375,000
Non-interest bearing promissory notes	17,723	17,667
Total long-term debt	392,723	392,667
Less: Current portion of non-interest bearing promissory notes	3,362	3,321
Current portion of long-term debt	375,000	375,000
Long-term debt	$14,361	$14,346

Short-term debt

On November 30, 2018, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver") that provides for a committed $375 million secured delayed draw term loan. The delayed draw term loan is available to be drawn through June 30, 2019. Proceeds from the delayed drawn term loan can only be used to repay the Company's senior secured notes due June 2019.

The amount available under the Amended Cash Flow Revolver for revolving loans is $500 million. Subject to satisfaction of certain conditions, including obtaining additional commitments for existing and/or new lenders and potentially seeking a waiver under the indenture for our Secured Notes due 2019, the Company may increase the revolver commitments under the Amended Cash Flow Revolver up to an additional $200 million. The revolving commitments under the Amended Cash Flow Revolver expire on November 30, 2023.

Loans under the Amended Cash Flow Revolver bear interest, at the Company's option, at either the LIBOR or a base rate, in each case plus a spread determined based on the Company's credit rating. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of LIBOR loans. Once borrowed, a portion of the principal amount of the delayed draw term loan is required to be repaid in quarterly installments. The outstanding principal amount of all loans under the Amended Cash Flow Revolver, including, if drawn, the delay draw term loan, together with accrued and unpaid interest, is due on the maturity date.

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

As of December 29, 2018, there were $330 million of borrowings and $8 million of letters of credit outstanding under the Amended Cash Flow Revolver.

As of December 29, 2018, certain foreign subsidiaries of the Company had a total of $69 million of short-term borrowing facilities, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of December 29, 2018.

Note 6. Accounts Receivable Sale Program

During 2018, the Company entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. A maximum of $540 million of sold receivables can be outstanding at any point in time under this program, subject to limitations under the Company's Amended Cash Flow Revolver. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the first quarter of 2019 and first quarter of 2018, the Company sold $561 million and $156 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of December 29, 2018 and September 29, 2018, $222 million and $189 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. Additionally, the Company is required to remit amounts collected as servicer on a weekly basis to the financial institution that purchased the receivable. As of December 29, 2018 and September 29, 2018, $95 million and $23 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 29, 2018 and September 29, 2018, the Company had reserves of $36 million and $35 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

In January 2018, the Company received a notice of intent from a foreign government agency to bring a claim seeking up to $23 million asserting that the Company had been out of compliance from April 2015 through September 2016 with certain requirements of its exemption from goods and services tax on imported goods. The Company provided its good faith arguments in defense of its actions to the government agency in writing, most recently in April 2018. In January 2019, the Company received written notice from the foreign government agency indicating that it would not further pursue this matter based upon the Company’s submissions.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of December 29, 2018, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of December 29, 2018, the Company believes it has reserved a sufficient amount to satisfy currently anticipated future investigation and remediation costs at this site. Another such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company continues to investigate the allegations contained in this order and has reserved its estimated exposure for this matter as of December 29, 2018. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appeals court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. A trial date has been set for September 2020. The Company intends to contest the plaintiff’s claims vigorously.

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

In October 2018, an individual who was employed by the Company from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company employees in California, alleging violations of California labor code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint seeks certification of a class of all non-exempt employees employed from four years before filing of the complaint to time of trial, whether employed directly by the Company or through a temporary staffing agency. Although the Company is investigating the allegations and cannot, at the current time, determine the outcome of this matter and has not provided a reserve for this matter as of December 29, 2018, the Company intends to defend against this matter vigorously.

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

Note 8. Restructuring

In the first quarter of 2018, the Company adopted a consolidated restructuring plan to address the closure and/or relocation of three of its manufacturing facilities. In addition, the Company is still in the process of completing restructuring actions under other plans.

The following table is a summary of restructuring costs associated with these plans:

		Restructuring Expense
		Three Months Ended
	Estimated Costs to Implement	December 29, 2018	December 30, 2017
	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$393	$23,301
Other exit costs (will be recognized as incurred)	7,300	1,704	—
Total	35,000	2,097	23,301
Severance reimbursement	(10,000)	—	—
Total - Q1 FY18 plan	$25,000	2,097	23,301
Costs incurred for other plans		42	241
Total - all plans		$2,139	$23,542
Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, the Company entered into a contractual agreement with a third party pursuant to which up to $10 million of severance and retention costs incurred by the Company will be reimbursed. The Company recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of December 29, 2018, $7 million was included in accounts receivable on the condensed consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
All Plans

The Company’s IMS segment incurred a benefit under all restructuring plans of $4 million in the first quarter of 2019, primarily as a result of recovery from a third party of certain environmental remediation costs. This compares to cost incurred of $19 million for the first quarter of 2018. The Company’s CPS segment incurred cost under all restructuring plans of $6 million and $4 million for the first quarter of 2019 and 2018, respectively. As of December 29, 2018 and September 29, 2018, the Company had accrued liabilities of $25 million and $24 million, respectively, for restructuring costs (exclusive of environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY18 plan, the Company expects to incur restructuring costs in future periods primarily for vacant facilities and former sites for which the Company is or may be responsible for environmental remediation.

Note 9. Income Tax

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

The U.S. Tax Cuts and Jobs Act (“the Tax Act”) provision for Global Intangible Low-Taxed Income (“GILTI”), imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations and is effective for the Company in fiscal year 2019. This income will be offset by federal net operating losses and, as a result, the Company will not pay cash taxes due to GILTI. The Company has determined that the GILTI provision will be accounted for under U.S. generally accepted accounting principles as a component of income tax expense in the period in which the Company is subject to the rules (the “period cost method”).

The Tax Act also imposes an additional minimum tax “base erosion and anti-abuse tax” (“BEAT”) on certain deductible payments made to a foreign subsidiary applicable to tax years beginning in 2018. The BEAT applies to the extent that a tentative BEAT on modified taxable income exceeds the regular tax liability. The Company does not expect there to be a material impact to the Company’s income taxes.

The Company's provision for income taxes for the first quarter of 2019 and 2018 was $26 million (40% of income before taxes) and $166 million (1,497% of income before taxes), respectively. The income tax expense for the first quarter of 2019 included the imposition of GILTI (as discussed above). The income tax expense for the first quarter of 2018 was almost entirely attributable to the estimated impact of the Tax Act, resulting in a net increase to income tax expense of approximately $162 million.

Note 10. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 29, 2018	September 29, 2018
	(In thousands)
Foreign currency translation adjustments	$87,637	$87,889
Unrealized holding losses on derivative financial instruments	(4,422)	(335)
Unrecognized net actuarial losses and transition costs for benefit plans	(13,122)	(13,610)
Total	$70,093	$73,944

Stock Repurchase Program

During the first quarter of 2019 and 2018, the Company repurchased 0.3 million and 1.0 million shares of its common stock for $7 million and $34 million, respectively. As of December 29, 2018, subject to limitations on stock repurchases contained in certain of the Company's credit and debt agreements, an aggregate of $101 million remains available under repurchase programs authorized by the Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 176,000 and 304,000 shares of its common stock during the first quarter of 2019 and 2018, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $5 million and $11 million, respectively, in conjunction with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	December 29, 2018	December 30, 2017
	(In thousands)
Gross sales:
IMS	$1,793,182	$1,428,847
CPS	455,803	356,729
Intersegment revenue	(60,967)	(40,776)
Net sales	$2,188,018	$1,744,800

Gross profit:
IMS	$110,656	$82,617
CPS	40,519	29,866
Total	151,175	112,483
Unallocated items (1)	(1,838)	(3,017)
Total	$149,337	$109,466

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets and charges or credits resulting from distressed customers.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
	(In thousands)
Net sales
United States	$454,771	$314,808
Mexico	662,148	489,234
China	433,422	315,092
Malaysia	122,905	185,712
Other international	514,772	439,954
Total	$2,188,018	$1,744,800

Percentage of net sales represented by ten largest customers	54%	54%
Number of customers representing 10% or more of net sales	2	2

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
	(In thousands, except per share data)
Numerator:
Net income (loss)	$37,952	$(154,910)

Denominator:
Weighted average common shares outstanding	68,303	71,605
Effect of dilutive stock options and restricted stock units	2,598	—
Denominator for diluted earnings per share	70,901	71,605

Net income (loss) per share:
Basic	$0.56	$(2.16)
Diluted	$0.54	$(2.16)

Had the Company reported net income in the first quarter of 2018 instead of a net loss, 4 million of potentially dilutive securities would have been included in the calculation of diluted earnings per share.

Note 13. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended
	December 29, 2018	December 30, 2017
	(In thousands)
Stock options	$93	$1,177
Restricted stock units, including performance based awards	5,723	7,465
Total	$5,816	$8,642

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
	(In thousands)
Cost of sales	$1,735	$2,448
Selling, general and administrative	3,990	6,164
Research and development	91	30
Total	$5,816	$8,642

As of December 29, 2018, an aggregate of 8.7 million shares were authorized for future issuance under the Company's stock plans, of which 6.7 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 2.0 million shares of common stock were available for future grant.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 29, 2018	3,303	30.33	1.21	97,913
Granted	1,627	24.40
Vested/Forfeited/Cancelled	(1,198)	29.76
Outstanding as of December 29, 2018	3,732	27.93	1.83	88,781
Expected to vest as of December 29, 2018	2,699	27.80	1.63	64,205

As of December 29, 2018, unrecognized compensation expense of $54 million is expected to be recognized over a weighted average period of 1.6 years. Additionally, as of December 29, 2018, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $19 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding the timing of closing of, future cash outlays for, and benefits of completed, pending or anticipated acquisitions; any statements regarding expected restructuring costs; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the amount of future potential tariffs we may become subject to; our expectations for and timing of remediation of the material weakness identified in the fourth quarter of fiscal 2018; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

2.
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane and cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory, RF, optical and microelectronic and enterprise, computing and data storage solutions from our Viking Technology division, defense and aerospace products from SCI Technology and cloud-based manufacturing execution solutions from our 42Q division. Services include design, engineering, logistics and repair services.

Our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first quarter of 2019 and first quarter of 2018. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

All references to years in this section refer to our fiscal years ending on the last Saturday of each year closest to September 30. Fiscal 2019 and 2018 are each 52 weeks.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. For example, gross margins of 6.2% and 8.9% for our IMS and CPS businesses, respectively, are below our expectations at current revenue levels due to inefficiencies and other factors. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. Two customers represented 10% or more of our net sales for the three months ended December 29, 2018 and December 30, 2017, respectively.

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

For a complete description of our critical accounting policies and estimates, refer to our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2018.

Results of Operations

Key Operating Results

	Three Months Ended
	December 29, 2018	December 30, 2017
	(In thousands)
Net sales	$2,188,018	$1,744,800
Gross profit	$149,337	$109,466
Operating income	$77,543	$13,788
Net income (loss) (1)	$37,952	$(154,910)

(1)	Results of operations for the first quarter of 2018 include a $162 million non-cash tax charge due to the enactment of the U.S. Tax Cuts and Jobs Act.

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 29, 2018	December 30, 2017	Increase/(Decrease)
Communications Networks	$779,721	$678,846	$100,875	14.9%
Industrial, Medical, Defense and Automotive	1,182,484	885,695	296,789	33.5%
Cloud Solutions	225,813	180,259	45,554	25.3%
Total	$2,188,018	$1,744,800	$443,218	25.4%

Net sales increased from $1.74 billion in the first quarter of 2018 to $2.19 billion in the first quarter of 2019, an increase of 25.4%. This increase was driven primarily by stronger demand in each of our end markets and our ability to obtain more supply-constrained parts in the first quarter of 2019 that allowed us to address some pent-up demand. Sales to customers in our industrial, medical, defense and automotive market increased 33.5% across all four end markets primarily as a result of a ramp in certain medical, automotive and defense programs. Sales to customers in our communications networks end market increased 14.9% primarily as a result of increased demand and new program wins for routing and optical products. Sales to customers in our cloud solutions market increased 25.3% primarily due to the continued ramp of a new program with a Tier One cloud service provider.

Gross Margin

Gross margin increased to 6.8% for the first quarter of 2019 from 6.3% for the first quarter of 2018. IMS gross margin increased to 6.2% for the first quarter of 2019, from 5.8% for the first quarter of 2018 due primarily to increased revenue. CPS gross margin increased to 8.9% for the first quarter of 2019, from 8.4% for the first quarter of 2018 primarily due to improved operational efficiency in our Components group as a result of the recent closure of one of our U.S. plants.

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

Selling, General and Administrative

Selling, General and Administrative expenses decreased $0.6 million, from $63.6 million, or 3.6% of net sales, in the first quarter of 2018 to $63.0 million, or 2.9% of net sales, in the first quarter of 2019.

Research and Development

Research and Development expenses decreased $1.2 million, from $7.6 million, or 0.4% of net sales, in the first quarter of 2018 to $6.4 million, or 0.3% of net sales, in the first quarter of 2019. This decrease resulted primarily from an increase in billable customer engineering projects that required our engineering resources.

Restructuring

In the first quarter of 2018, we adopted a consolidated restructuring plan to address the closure and/or relocation of three of our manufacturing facilities. In addition, we are still in the process of completing restructuring actions under other plans.

The following table is a summary of restructuring costs associated with this plan:

		Restructuring Expense
		Three Months Ended
	Estimated Costs to Implement	December 29, 2018	December 30, 2017
	(In thousands)
Severance costs (approximately 2,900 employees)	$27,700	$393	$23,301
Other exit costs (will be recognized as incurred)	7,300	1,704	—
Total	35,000	2,097	23,301
Severance reimbursement	(10,000)	—	—
Total - Q1 FY18 plan	$25,000	2,097	23,301
Costs incurred for other plans		42	241
Total - all plans		$2,139	$23,542
Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, we entered into a contractual agreement with a third party pursuant to which up to $10.0 million of severance and retention costs incurred by us will be reimbursed. We recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of December 29, 2018, $7 million was included in accounts receivable on the condensed consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
All Plans

Our IMS segment incurred a benefit under all restructuring plans of $4 million in the first quarter of 2019, primarily as a result of recovery from a third party of certain environmental remediation costs. This compares to cost incurred of $19 million for the first quarter of 2018. Our CPS segment incurred cost under all restructuring plans of $6 million and $4 million for the first quarter of 2019 and 2018, respectively. As of December 29, 2018 and September 29, 2018, we had accrued liabilities of $25 million and $24 million, respectively, for restructuring costs (exclusive of environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY18 plan, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Provision for Income Taxes

The U.S. Tax Cuts and Jobs Act (“the Tax Act”) provision for Global Intangible Low-Taxed Income (“GILTI”), imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations and is effective for us in fiscal year 2019. This income will be offset by federal net operating losses and, as a result, we will not pay cash taxes due to GILTI. We have determined that the GILTI provision will be accounted for under U.S. generally accepted accounting principles as a component of income tax expense in the period in which we are subject to the rules (the “period cost method”).

The Tax Act also imposes an additional minimum tax “base erosion and anti-abuse tax” (“BEAT”) on certain deductible payments made to a foreign subsidiary applicable to tax years beginning in 2018. The BEAT applies to the extent that a tentative BEAT on modified taxable income exceeds the regular tax liability. We do not expect there to be a material impact to our income taxes.

Our provision for income taxes for the first quarter of 2019 and 2018 was $26 million (40% of income before taxes) and $166 million (1,497% of income before taxes), respectively. The income tax expense for the first quarter of 2019 included the imposition of GILTI (as discussed above). Income tax expense for the first quarter of 2018 was almost entirely attributable to the estimated impact of the Tax Act, resulting in a net increase to income tax expense of approximately $162 million.

Liquidity and Capital Resources

	Three Months Ended
	December 29, 2018	December 30, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(78,436)	$8,440
Investing activities	(36,591)	(48,391)
Financing activities	104,723	38,041
Effect of exchange rate changes on cash and cash equivalents	66	163
Increase (decrease) in cash and cash equivalents	$(10,238)	$(1,747)

Key Working Capital Management Measures

	As of
	December 29, 2018	September 29, 2018
Days sales outstanding (1)	52	56
Contract asset days (2)	8.6	—
Inventory turns (3)	6.7	5.5
Days inventory on hand (4)	54	67
Accounts payable days (5)	69	75
Cash cycle days (6)	46	48

(1)
Days sales outstanding (a measure of how quickly we collect our accounts receivable), or "DSO", is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.

(2)
Contract asset days are calculated as the ratio of average contract assets to average daily net sales for the quarter. This is a new measure in the first quarter of 2019 due to our adoption of the new revenue accounting standard.

(3)
Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to average inventory. This measure was impacted as a result of our adoption of the new revenue standard in the first quarter of 2019, for which prior periods have not been restated and therefore may not be comparable.

(4)
Days inventory on hand is calculated as the ratio of average inventory for the quarter to average daily cost of sales for the quarter. This measure was impacted as a result of our adoption of the new revenue standard in the first quarter of 2019, for which prior periods have not been restated and therefore may not be comparable.

(5)
Accounts payable days (a measure of how quickly we pay our suppliers), or "DPO", is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.

(6)	Cash cycle days is calculated as days inventory on hand plus days sales outstanding and contract assets day minus accounts payable days.

Cash and cash equivalents were $409 million at December 29, 2018 and $420 million at September 29, 2018. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was $0.7 billion and $0.6 billion as of December 29, 2018 and September 29, 2018, respectively.

Net cash provided by (used in) operating activities was $(78) million and $8 million for the first quarter of 2019 and 2018, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the first quarter of 2019, we generated $85 million of cash primarily from earnings, excluding non-cash items, and consumed $164 million of cash due to an increase in our net operating assets caused primarily by a net increase in inventory, accounts receivable, contract assets and accrued liabilities. The increases are primarily due to an increase in business volume. Inventory increased primarily as a result of customer demand changes, parts shortages that prevented us from using previously purchased inventory in the manufacture of products for our customers and new product ramps. Accrued liabilities increased primarily due to a higher level of accounts receivable sales for which we, as a servicer, collected on behalf of the financial institution to which the receivables were sold, but had not yet remitted the collected funds to such financial institution. DSO decreased from 56 days of September 29, 2018 to 52 days as of December 29, 2018 primarily due to a significant increase in sales of our accounts receivable. DPO decreased from 75 days as of September 29, 2018 to 69 days as of December 29, 2018 primarily due to unfavorable supplier payment terms mix.

Net cash used in investing activities was $37 million and $48 million for the first quarter of 2019 and 2018, respectively. During the first quarter of 2019, we used $37 million of cash for capital expenditures. During the first quarter of 2018, we used $49 million of cash for capital expenditures.

Net cash provided by financing activities was $105 million and $38 million for first quarter of 2019 and 2018, respectively. During the first quarter of 2019, we used $12 million of cash to repurchase common stock (including $5 million related to employee tax withholdings on vested restricted stock units), borrowed $115 million of cash under the Amended Cash Flow Revolver (as defined below), received $4 million of net proceeds from issuances of common stock pursuant to stock option exercises and incurred $2 million of debt issuance costs in connection with our revolving credit amendment. During the first quarter of 2018, we used $45 million of cash to repurchase common stock (including $11 million related to employee tax withholdings on vested restricted stock units), borrowed $81 million of cash under the Amended Cash Flow Revolver and received $3 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 0.3 million and 1.0 million shares of our common stock for $7 million and $34 million during the first quarter of 2019 and 2018, respectively. As of December 29, 2018, subject to limitations on stock repurchases contained in our debt agreements, an aggregate of $101 million remained available under our stock repurchase programs authorized by the Board of Directors, none of which is subject to an expiration date.

We have a $500 million secured revolving facility (the “Amended Cash Flow Revolver”), including an additional committed $375 million secured delayed draw term loan with an expiration date of November 30, 2023. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders and potentially seeking a waiver under the indenture for our Secured Notes due 2019, we may increase the revolver commitments under the Amended Cash Flow Revolver by up to an additional $200 million. The delayed draw term loan is available to be drawn through June 30, 2019. Proceeds from the delayed draw term loan can only be used to repay our Senior secured notes due 2019.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively converts our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of December 29, 2018 and September 29, 2018, interest rate swaps with an aggregate notional amount of $200 million and $50 million, respectively, were outstanding. The effective interest rate as of December 29, 2018 was approximately 4.5%.

The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver contains customary negative covenants limiting the ability of the Sanmina and its subsidiaries, among other things, to incur debt, grant liens, make investments, make acquisitions, make certain restricted payments, repurchase its shares and sell assets, subject to certain exceptions. As of December 29, 2018, we were in compliance with these covenants.

During 2018, we entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. A maximum of $540 million of sold receivables can be outstanding at any point in time under this program, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Trade receivables sold pursuant to the RPA are serviced by us.

On January 16, 2019, we entered into an amendment of our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%.

In addition to the RPA, we have the option to participate in trade receivables sales programs that have been implemented by certain of our customers, as in effect from time to time. We do not service trade receivables sold under these other programs.

The sale of receivables under all of these programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired.

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the first quarter of 2019 and 2018, we sold accounts receivable of $561 million and $156 million, respectively, under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of December 29, 2018 and September 29, 2018, $222 million and $189 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institution that purchased the receivable. As of December 29, 2018 and September 29, 2018, $95 million and $23 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of December 29, 2018, we had reserves of $36 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of December 29, 2018, we had a liability of $98 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity consisted of (1) cash and cash equivalents of $409 million as of December 29, 2018; (2) our Amended Cash Flow Revolver, under which $162 million, net of outstanding borrowings and letters of credit, was available as of December 29, 2018; (3) foreign short-term borrowing facilities of $69 million, all of which was available as of December 29, 2018 ($25 million of such facilities expire during the second quarter of 2019), (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations.

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

As of December 29, 2018, 56% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of December 29, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. As of December 29, 2018, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $319 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales, (2) forecasted non-functional currency materials, labor, overhead and other expenses and (3) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $104 million as of December 29, 2018.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter of 2019 was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This evaluation was performed to determine if our disclosure controls and procedures, including internal control over financial reporting, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 29, 2018 due to the material weakness described in Part II, “Item 9A, Controls and Procedures”, in our Annual Report on Form 10-K for the year ended September 29, 2018.
Remediation Efforts to Address Material Weakness

Management intends to remediate this material weakness by reducing the complexity of the process for preparing and developing the underlying estimates used to account for certain long-term contracts, requiring additional data to be presented during management’s review of estimates, and ensuring sufficient time is allowed for an effective review to occur.

We believe these measures, and others that may be implemented, will remediate the material weakness in internal control over financial reporting described in Part II, Item 9A, "Controls and Procedures", in our Annual Report on Form 10-K for the year ended September 29, 2018. The material weakness will not be considered formally remediated until the control has operated effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We expect this to occur by the end of fiscal 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended September 29, 2018.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appeals court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. A trial date has been set for September 2020. The Company intends to contest the plaintiff’s claims vigorously.

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

Refer to Note 7 of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide products and services to companies that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions industries. Adverse changes in any of these end markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, our cash management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. Recent international initiatives will require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in an increase to income tax expense and therefore a decrease in our net income. In addition, the recently enacted U.S. Tax Cuts and Jobs Act provides for a substantial reduction in the U.S. corporate income tax rate and for a one-time mandatory deemed repatriation tax on previously untaxed foreign earnings. The impact of the Tax Act was approximately $161 million for the reduction in the value of our deferred tax assets as a result of the corporate tax rate reduction and conversion to a territorial system, although we do not anticipate any impact for the mandatory deemed repatriation tax. Another provision of the Tax Act, the Global Intangible Low-Taxed Income (GILTI) provisions, is expected to significantly increase our GAAP tax rate and to potentially accelerate our use of our net operating losses.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of our outstanding indebtedness, stock repurchase activity, the amount available under our accounts receivable sales programs and availability under our revolving credit facility. In the event we need or desire additional liquidity to expand our business, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. A failure to maintain adequate liquidity could cause our stock price to fall and reduce our customers' and vendors' willingness to do business with us.

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

These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to the lease accounting rules have been enacted and will be effective for us in fiscal 2020. We could incur significant costs to implement these new rules, including costs to modify our IT systems or implement new IT solutions. In the first quarter of fiscal 2019, we implemented the new revenue recognition standard, which is complex and requires significant management judgment. Although we believe the judgments we applied in implementation of the new standard are appropriate, there can be no assurance that we will not be required to change our judgments relating to implementation of the standard in the future, whether as a result of new guidance or otherwise. A significant change in our judgments could have a significant impact on our reported revenue, gross profits or balance sheets. In general, changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

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

The table below sets forth information regarding repurchases of our common stock during the first quarter of 2019.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
September 30, 2018 through October 27, 2018	—	$—	—	$107,823,225
Month #2
October 28, 2018 through November 24, 2018	272,602	$25.68	272,602	$100,823,253
Month #3
November 25, 2018 through December 29, 2018	—	$—	—	$100,823,253
Total	272,602	$25.68	272,602

(1)	All months shown are our fiscal months.

(2)	Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Our debt agreements contain a number of restrictive covenants, including restrictions on paying dividends and on the amount of stock we may repurchase, which may cause us not to be able to repurchase the entire amount approved by the Board.

Item 6. Exhibits

Exhibit Number	Description

10.14
Fourth Amended and Restated Credit Agreement, dated as of November 30, 2018, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed herewith).

10.27‡
Amendment No. 3 dated December 21, 2018 among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent (filed herewith).

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ MICHAEL J. CLARKE
Michael J. Clarke
Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2019

		By:	/s/ DAVID R. ANDERSON
David R. Anderson
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 7, 2019