Form 10-Q
period 2019-03-30
SANMINA CORP
filed 2019-05-02
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	SANM	The Nasdaq Global Select Market

As of April 26, 2019, there were 69,004,604 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 30, 2019	September 29, 2018
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$405,494	$419,528
Accounts receivable, net of allowances of $13,213 and $12,211 as of March 30, 2019 and September 29, 2018, respectively	1,312,887	1,177,219
Contract assets	401,705	—
Inventories	1,006,548	1,374,004
Prepaid expenses and other current assets	48,454	43,676
Total current assets	3,175,088	3,014,427
Property, plant and equipment, net	639,901	642,913
Deferred tax assets	312,081	344,124
Other	79,617	83,669
Total assets	$4,206,687	$4,085,133
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,439,397	$1,547,399
Accrued liabilities	208,839	136,427
Accrued payroll and related benefits	126,932	124,748
Short-term debt, including current portion of long-term debt	643,360	593,321
Total current liabilities	2,418,528	2,401,895
Long-term liabilities:
Long-term debt	—	14,346
Other	207,440	196,048
Total long-term liabilities	207,440	210,394
Contingencies (Note 7)
Stockholders' equity	1,580,719	1,472,844
Total liabilities and stockholders' equity	$4,206,687	$4,085,133

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,126,639	$1,675,629	$4,314,657	$3,420,429
Cost of sales	1,973,537	1,560,931	4,012,218	3,196,265
Gross profit	153,102	114,698	302,439	224,164

Operating expenses:
Selling, general and administrative	64,186	65,384	127,214	128,987
Research and development	7,599	8,221	14,036	15,836
Restructuring and other	3,202	(7,681)	5,531	16,779
Total operating expenses	74,987	65,924	146,781	161,602

Operating income	78,115	48,774	155,658	62,562

Interest income	364	287	558	572
Interest expense	(8,472)	(6,826)	(16,743)	(13,040)
Other income (expense), net	(891)	(483)	(6,885)	2,747
Interest and other, net	(8,999)	(7,022)	(23,070)	(9,721)

Income before income taxes	69,116	41,752	132,588	52,841
Provision for income taxes	28,231	17,120	53,751	183,119
Net income (loss)	$40,885	$24,632	$78,837	$(130,278)

Net income (loss) per share:
Basic	$0.59	$0.35	$1.15	$(1.83)
Diluted	$0.57	$0.33	$1.11	$(1.83)

Weighted average shares used in computing per share amounts:
Basic	68,821	70,441	68,556	71,096
Diluted	71,446	73,582	71,162	71,096

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(Unaudited)
	(In thousands)
Net income (loss)	$40,885	$24,632	$78,837	$(130,278)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(235)	908	(487)	554
Derivative financial instruments:
Change in net unrealized amount	(2,478)	2,860	(8,975)	1,453
Amount reclassified into net income	(2,645)	(2,867)	(235)	(1,342)
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	109	(433)	399	(693)
Amortization of actuarial losses and transition costs	237	178	435	499
Total other comprehensive income (loss)	(5,012)	646	(8,863)	471
Comprehensive income (loss)	$35,873	$25,278	$69,974	$(129,807)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019		March 31, 2018
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,232,372	$6,196,293	$6,222,988		$6,185,088
Issuances under stock plans	5,771	913	9,339		3,439
Stock-based compensation expense	6,626	10,265	12,442		18,944
Repurchases of treasury stock	138	—	138		—
Balance, end of period	6,244,907	6,207,471	6,244,907		6,207,471
Treasury Stock
Balance, beginning of period	(803,208)	(679,225)	(791,366)		(633,740)
Repurchases of treasury stock	(306)	(75,054)	(12,148)		(120,539)
Balance, end of period	(803,514)	(754,279)	(803,514)		(754,279)
Accumulated Other Comprehensive Income
Balance, beginning of period	70,093	76,619	73,944		76,794
Other comprehensive income (loss)	(5,012)	646	(8,863)		471
Balance, end of period	65,081	77,265	65,081		77,265
Accumulated Deficit
Balance, beginning of period	(3,966,640)	(4,092,099)	(4,032,722)		(3,980,458)
Cumulative effect of new accounting pronouncement	—	—	28,130	(1)	43,269	(2)
Net income (loss)	40,885	24,632	78,837		(130,278)
Balance, end of period	(3,925,755)	(4,067,467)	(3,925,755)		(4,067,467)
Total stockholders' equity	$1,580,719	$1,462,990	$1,580,719		$1,462,990

Common Stock Shares Outstanding
Number of shares, beginning of period	104,156	102,565	103,128		101,672
Issuances under stock plans	640	135	1,668		1,028
Number of shares, end of period	104,796	102,700	104,796		102,700
Treasury Shares
Number of shares, beginning of period	(35,800)	(31,331)	(35,351)		(30,008)
Repurchases of treasury stock	(6)	(2,784)	(455)		(4,107)
Number of shares, end of period	(35,806)	(34,115)	(35,806)		(34,115)

(1)	Due to the adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach.

(2)	Due to the adoption of ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting (Topic 718)".

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 30, 2019	March 31, 2018
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$78,837	$(130,278)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	58,880	59,502
Stock-based compensation expense	12,442	18,937
Deferred income taxes	23,410	165,098
Other, net	587	(674)
Changes in operating assets and liabilities:
Accounts receivable	(129,741)	22,967
Contract assets	(26,219)	—
Inventories	16,559	(70,171)
Prepaid expenses and other assets	436	(7,487)
Accounts payable	(85,037)	(34,467)
Accrued liabilities	77,148	10,696
Cash provided by operating activities	27,302	34,123

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(72,962)	(71,031)
Purchases of long-term investments	—	(2,019)
Proceeds from sales of property, plant and equipment	1,139	158
Cash used in investing activities	(71,823)	(72,892)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	2,242,225	2,025,300
Repayments of revolving credit facility borrowings	(2,207,225)	(1,869,300)
Debt issuance costs	(2,003)	(1,701)
Net proceeds from stock issuances	9,339	3,439
Repurchases of common stock	(12,010)	(120,539)
Cash provided by financing activities	30,326	37,199

Effect of exchange rate changes	161	186
Decrease in cash and cash equivalents	(14,034)	(1,384)
Cash and cash equivalents at beginning of period	419,528	406,661
Cash and cash equivalents at end of period	$405,494	$405,277

Cash paid during the period for:
Interest, net of capitalized interest	$13,589	$13,780
Income taxes, net of refunds	$13,237	$15,369
Unpaid purchases of property, plant and equipment at the end of period	$31,780	$28,139

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

Results of operations for the second quarter of 2019 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2019 and 2018 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715)". This ASU requires the service costs component of net periodic pension costs to be presented in the same line item as other compensation costs and all other components of net periodic pension costs to be presented in the income statement as non-operating expenses. This ASU was effective for the Company at the beginning of fiscal 2019. The impact of adoption was insignificant.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)". This ASU provides guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new standard was effective for the Company at the beginning of fiscal 2019. There was no impact upon adoption of this new standard.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230)". This ASU requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Companies will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This ASU was effective for the Company at the beginning of fiscal 2019, including interim periods within that annual period. There was no impact upon adoption of this new standard.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)". This ASU simplifies the accounting for income tax consequences of intra-entity transfers of assets other than inventory by requiring recognition of current and deferred income tax consequences when such transfers occur. The new standard was effective for the Company at the beginning of fiscal 2019. There was no impact upon adoption of this new standard.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (H.R. 1) from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. This ASU is effective for the Company at the beginning of fiscal 2020, although early adoption is permitted. The Company does not expect the impact of adoption to be significant.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting For Hedging Activities", simplifying hedge accounting guidance and improving the financial reporting of hedging relationships by allowing an entity to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. This standard eliminates the requirement to separately measure and report hedge ineffectiveness, resulting in full recognition of the change in fair value that impacts earnings in the same income statement line item that is used to present the earnings effect of the hedged item. In addition, the guidance allows more flexibility in the requirements to qualify for and maintain hedge accounting. This ASU is effective for the Company at the beginning of fiscal 2020, although early adoption is permitted. The Company is currently evaluating the potential impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period. In addition, the FASB provided a practical expedient transition method that allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, as opposed to applying the requirements retrospectively and providing comparative prior period financial statements. The Company has decided to apply the above practical expedient transition method. The Company expects the impact of adopting this new accounting standard to be material to its consolidated balance sheet, but is still evaluating the impact to its consolidated statement of income.

Note 2. Inventories

Components of inventories were as follows:

	As of
	March 30, 2019	September 29, 2018
	(In thousands)
Raw materials	$999,956	$1,139,585
Work-in-process	4,067	132,803
Finished goods	2,525	101,616
Total	$1,006,548	$1,374,004

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
Step 1 - Identify the contract with a customer
A contract is defined as an agreement between two parties that creates enforceable rights and obligations. The Company generally enters into a master supply agreement (“MSA”) with its customers that provides the framework under which business will be conducted, and pursuant to which a customer will issue purchase orders or other binding documents to specify the quantity, price and delivery requirements for products or services the customer wishes to purchase. The Company generally considers its contract with a customer to be a firm commitment, consisting of the combination of an MSA and a purchase order or any other similar binding document.
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

Contract Assets

A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice to its customer for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. Because of the Company’s short manufacturing cycle times, the transfer from contract assets to accounts receivable generally occurs within the next fiscal quarter.

Other

Other than the impact upon adoption of ASC 606 at the beginning of the first quarter of 2019 (as discussed in Note 1), the application of ASC 606 during the first half of 2019 did not materially impact any financial statement line item.

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

•
The Company has elected to not disclose information about remaining performance obligations that have original expected durations of one year or less, which is substantially all of the Company’s remaining performance obligations.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(In thousands)
Segments:
IMS	$1,778,076	$1,368,036	$3,558,960	$2,790,079
CPS	348,563	307,593	755,697	630,350
Total	$2,126,639	$1,675,629	$4,314,657	$3,420,429

End Markets:
Communications Networks	$771,970	$642,335	$1,551,691	$1,321,181
Industrial, Medical, Automotive and Defense	1,150,077	860,691	2,332,561	1,746,386
Cloud Solutions	204,592	172,603	430,405	352,862
Total	$2,126,639	$1,675,629	$4,314,657	$3,420,429

Geography:
United States	$400,888	$321,337	$855,659	$636,145
Mexico	661,010	494,760	1,323,158	983,994
China	413,304	265,913	846,726	581,005
Malaysia	87,588	150,638	210,493	336,350
Other international	563,849	442,981	1,078,621	882,935
Total	$2,126,639	$1,675,629	$4,314,657	$3,420,429

Timing of Revenue Recognition:
Goods/services transferred at a point in time	$45,639	$1,655,429	$133,657	$3,378,429
Goods/services transferred over time	2,081,000	20,200	4,181,000	42,000
Total	$2,126,639	$1,675,629	$4,314,657	$3,420,429

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments.

Fair Value Option for Long-term Debt

As of March 30, 2019, the fair value of the Company's long-term debt, as estimated based primarily on quoted prices (Level 2 input), approximate its carrying amount. The Company has elected not to record its long-term debt instruments at fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts, interest rate swaps and contingent consideration, none of which were material as of March 30, 2019 or September 29, 2018.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of March 30, 2019 or September 29, 2018.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	March 30, 2019	September 29, 2018
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$108,690	$116,992
Number of contracts	49	54
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$327,153	$356,076
Number of contracts	43	56

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

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the unaudited condensed consolidated statements of operations. The amount of gains (losses) associated with these forward contracts was not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

In addition to the short-term contracts discussed above, the Company has a foreign currency forward contract that matures in 2020 and was entered into as a hedge of foreign currency exposure associated with a long-term promissory note issued in connection with a previous business combination.

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of March 30, 2019 and September 29, 2018, interest rate swaps with an aggregate notional amount of $350 million and $50 million, respectively, were outstanding. The aggregate effective interest rate of these swaps as of March 30, 2019 was approximately 4.3%.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	March 30, 2019	September 29, 2018
	(In thousands)
Senior secured notes due 2019	$375,000	$375,000
Non-interest bearing promissory notes	18,360	17,667
Total long-term debt	393,360	392,667
Less: Current portion of non-interest bearing promissory notes	18,360	3,321
Current portion of long-term debt	375,000	375,000
Long-term debt	$—	$14,346

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

On April 5, 2019, the Company entered into an amendment to the Amended Cash Flow Revolver that increased the amount available under the facility from $500 million to $700 million upon satisfaction of certain conditions, including repayment in full of the Company’s senior secured notes due June 2019. The revolving commitments under the Amended Cash Flow Revolver expire on November 30, 2023. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, the Company may increase the revolver commitments under the Amended Cash Flow Revolver by up to an additional $200 million.

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

Certain of the Company’s domestic subsidiaries are required to be guarantors in respect of the Amended Cash Flow Revolver. The Company and the subsidiary guarantors’ obligations under the Amended Cash Flow Revolver are secured by property of the Company and such guarantors, including, but not limited to cash, accounts receivables, inventory and the shares of the Company's subsidiaries, subject to limited exceptions.

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

As of March 30, 2019, there were $250 million of borrowings and $8 million of letters of credit outstanding under the Amended Cash Flow Revolver.

As of March 30, 2019, certain foreign subsidiaries of the Company had a total of $72 million of short-term borrowing facilities, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets, paying dividends and redeeming or repurchasing capital stock and debt, subject to certain exceptions. The Company was in compliance with these covenants as of March 30, 2019.

Note 6. Accounts Receivable Sale Program

During 2018, the Company entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. A maximum of $555 million of sold receivables can be outstanding at any point in time under this program, subject to limitations under the Company's Amended Cash Flow Revolver. On January 16, 2019, the Company entered into an amendment to its Amended Cash Flow Revolver which increased the percentage of its total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the first half of 2019 and 2018, the Company sold $1,394 million and $337 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of March 30, 2019 and September 29, 2018, $201 million and $189 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institution that purchased the receivable. As of March 30, 2019 and September 29, 2018, $83 million and $23 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 30, 2019 and September 29, 2018, the Company had reserves of $37 million and $35 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of March 30, 2019, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of March 30, 2019, the Company believes it has reserved a sufficient amount to satisfy currently anticipated future investigation and remediation costs at this site. Another such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company continues to investigate the allegations contained in this order and has reserved its estimated exposure for this matter as of March 30, 2019. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

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

In October 2018, an individual who was employed by the Company from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company employees in California, alleging violations of California labor code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint seeks certification of a class of all non-exempt employees employed from four years before filing of the complaint to time of trial, whether employed directly by the Company or through a temporary staffing agency. Although the Company is investigating the allegations and cannot, at the current time, determine the outcome of this matter and has not provided a reserve for this matter as of March 30, 2019, the Company intends to defend against this matter vigorously.

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

The following table is a summary of restructuring costs associated with these plans:

	Restructuring Expense
	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

Severance costs (approximately 2,900 employees)	$359	$1,191	$752	$24,492
Other exit costs	768	274	3,872	274
Total	1,127	1,465	4,624	24,766
Severance reimbursement	—	(10,000)	—	(10,000)
Total - Q1 FY18 plan	1,127	(8,535)	4,624	14,766
Costs incurred for other plans	1,885	(56)	527	185
Total - all plans	$3,012	$(8,591)	$5,151	$14,951
Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, the Company entered into a contractual agreement with a third party pursuant to which up to $10 million of severance and retention costs incurred by the Company will be reimbursed. The Company recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of March 30, 2019, $7 million was included in accounts receivable on the condensed consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
All Plans

The Company’s IMS segment incurred a benefit under all restructuring plans of $4 million in the first half of 2019, primarily as a result of recovery from a third party of certain environmental remediation costs. This compares to costs incurred of $10 million for the first half of 2018. The Company’s CPS segment incurred costs under all restructuring plans of $9 million and $5 million for the first half of 2019 and 2018, respectively. As of March 30, 2019 and September 29, 2018, the Company had accrued liabilities of $16 million and $24 million, respectively, for restructuring costs (exclusive of environmental remediation liabilities).

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

The Company's provision for income taxes for the three months ended March 30, 2019 and March 31, 2018 was $28 million (41% of income before taxes) and $17 million (41% of income before taxes), respectively, and $54 million (41% of income before taxes) and $183 million (347% of income before taxes) for the six months ended March 30, 2019 and March 31, 2018, respectively. Income tax expense for the first half of 2019 included the imposition of GILTI (as discussed above). Income tax expense for the first half of 2018 attributable to the estimated impact of the Tax Act was $162 million.

Note 10. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 30, 2019	September 29, 2018
	(In thousands)
Foreign currency translation adjustments	$87,402	$87,889
Unrealized holding losses on derivative financial instruments	(9,545)	(335)
Unrecognized net actuarial losses and transition costs for benefit plans	(12,776)	(13,610)
Total	$65,081	$73,944

Unrealized holding losses on derivative financial instruments includes losses (effective portion) from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of March 30, 2019 and September 29, 2018, interest rate swaps with an aggregate notional amount of $350 million and $50 million, respectively, were outstanding. The aggregate effective interest rate of these swaps as of March 30, 2019 was approximately 4.3%.

Stock Repurchase Program

During the six months ended March 30, 2019 and March 31, 2018, the Company repurchased 0.3 million and 3.8 million shares of its common stock for $7 million and $109 million, respectively. The Company did not repurchase any shares under its repurchase programs during the three months ended March 30, 2019. As of March 30, 2019, subject to limitations on stock repurchases contained in certain of the Company's credit and debt agreements, an aggregate of $101 million remains available under repurchase programs authorized by the Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 182,000 and 304,000 shares of its common stock during the six months ended March 30, 2019 and March 31, 2018, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $5 million and $11 million, respectively, in connection with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(In thousands)
Gross sales:
IMS	$1,793,119	$1,374,581	$3,586,301	$2,803,428
CPS	394,985	345,732	850,788	702,461
Intersegment revenue	(61,465)	(44,684)	(122,432)	(85,460)
Net sales	$2,126,639	$1,675,629	$4,314,657	$3,420,429

Gross profit:
IMS	$114,837	$85,916	$225,493	$168,533
CPS	40,292	31,372	80,811	61,238
Total	155,129	117,288	306,304	229,771
Unallocated items (1)	(2,027)	(2,590)	(3,865)	(5,607)
Total	$153,102	$114,698	$302,439	$224,164

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets and charges or credits resulting from distressed customers.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(In thousands)
Net sales
United States	$400,888	$321,337	$855,659	$636,145
Mexico	661,010	494,760	1,323,158	983,994
China	413,304	265,913	846,726	581,005
Malaysia	87,588	150,638	210,493	336,350
Other international	563,849	442,981	1,078,621	882,935
Total	$2,126,639	$1,675,629	$4,314,657	$3,420,429

Percentage of net sales represented by ten largest customers	55%	53%	54%	54%
Number of customers representing 10% or more of net sales	1	1	1	2

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(In thousands, except per share data)
Numerator:
Net income (loss)	$40,885	$24,632	$78,837	$(130,278)

Denominator:
Weighted average common shares outstanding	68,821	70,441	68,556	71,096
Effect of dilutive stock options and restricted stock units	2,625	3,141	2,606	—
Denominator for diluted earnings per share	71,446	73,582	71,162	71,096

Net income (loss) per share:
Basic	$0.59	$0.35	$1.15	$(1.83)
Diluted	$0.57	$0.33	$1.11	$(1.83)

Had the Company reported net income in the first half of 2018 instead of a net loss, 4 million of potentially dilutive securities would have been included in the calculation of diluted earnings per share.

Note 13. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(In thousands)
Stock options	$6	$2,566	$99	$3,743
Restricted stock units, including performance based awards	6,620	7,729	12,343	15,194
Total	$6,626	$10,295	$12,442	$18,937

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(In thousands)
Cost of sales	$2,582	$1,851	$4,317	$4,299
Selling, general and administrative	3,939	8,388	7,929	14,552
Research and development	105	56	196	86
Total	$6,626	$10,295	$12,442	$18,937

The Company's 2009 Stock Plan ("2009 Plan") expired as to future grants on January 26, 2019. Although the 2009 Plan was terminated, it will continue to govern all awards granted under it prior to its termination date. On March 11, 2019, the Company's stockholders approved the Company's 2019 Equity Incentive Plan ("2019 Plan") and the reservation of 4.0 million shares of common stock for issuance thereunder, plus any shares subject to stock options or similar awards granted under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted that are forfeited to or repurchased by the Company.

As of March 30, 2019, an aggregate of 10.3 million shares were authorized for future issuance under the Company's stock plans, of which 5.8 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 4.5 million shares of common stock were available for future grant.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 29, 2018	3,303	30.33	1.21	97,913
Granted	1,677	24.58
Vested/Forfeited/Cancelled	(1,697)	30.03
Outstanding as of March 30, 2019	3,283	27.55	1.62	100,282
Expected to vest as of March 30, 2019	2,598	27.70	1.42	79,376

As of March 30, 2019, unrecognized compensation expense of $45 million is expected to be recognized over a weighted average period of 1.5 years. Additionally, as of March 30, 2019, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $11 million.

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

Our only reportable segment is IMS, which represented approximately 80% of our total revenue in the second quarter of 2019 and second quarter of 2018. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. For example, gross margins of 6.3% and 9.5% in the first half of 2019 for our IMS and CPS businesses, respectively, are below our expectations at current revenue levels due to inefficiencies and other factors. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three months ended March 30, 2019 and March 31, 2018 and six months ended March 30, 2019, respectively. Two customers each represented 10% or more of our net sales for the six months ended March 31, 2018.

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

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(In thousands)
Net sales	$2,126,639	$1,675,629	$4,314,657	$3,420,429
Gross profit	$153,102	$114,698	$302,439	$224,164
Operating income	$78,115	$48,774	$155,658	$62,562
Net income (loss) (1)	$40,885	$24,632	$78,837	$(130,278)

(1)	Results of operations for the six months ended March 31, 2018 include a $162 million non-cash tax charge due to the enactment of the U.S. Tax Cuts and Jobs Act.

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 30, 2019	March 31, 2018	Increase/(Decrease)		March 30, 2019	March 31, 2018	Increase/(Decrease)
Communications Networks	$771,970	$642,335	$129,635	20.2%	$1,551,691	$1,321,181	$230,510	17.4%
Industrial, Medical, Defense and Automotive	1,150,077	860,691	289,386	33.6%	2,332,561	1,746,386	586,175	33.6%
Cloud Solutions	204,592	172,603	31,989	18.5%	430,405	352,862	77,543	22.0%
Total	$2,126,639	$1,675,629	$451,010	26.9%	$4,314,657	$3,420,429	$894,228	26.1%

Net sales increased from $1.68 billion in the second quarter of 2018 to $2.13 billion in the second quarter of 2019, an increase of 26.9%. Net sales increased from $3.4 billion in the first six months ended March 31, 2018 to $4.3 billion in the six months ended March 30, 2019, an increase of 26.1%. In general, these increases were driven primarily by stronger demand in each of our end markets and stabilizing lead times of supply-constrained parts which allowed us to catch up to customer demand.

Additionally, sales to customers in our industrial, medical, defense and automotive market increased in both periods primarily as a result of continued program ramps. Sales to customers in our communications networks end market increased in both periods as a result of new program wins for routing and optical products. Sales to customers in our cloud solutions market increased in both periods primarily due to the ramp of a new program in the first half of 2019 with a Tier One cloud service provider.

Gross Margin

Gross margin increased to 7.2% for the second quarter of 2019 from 6.8% for the second quarter of 2018. IMS gross margin increased to 6.4% for the second quarter of 2019, from 6.3% for the second quarter of 2018, due primarily to increased revenue. CPS gross margin increased to 10.2% for the second quarter of 2019, from 9.1% for the second quarter of 2018, primarily due to improved operational efficiency in our Components group as a result of the closure of one of our U.S. plants in the second half of 2018.

Gross margin increased to 7.0% for the six months ended March 30, 2019 from 6.6% for the six months ended March 31, 2018. IMS gross margin increased to 6.3% for the six months ended March 30, 2019, from 6.0% for the six months ended March 31, 2018, due primarily to increased revenue. CPS gross margin increased to 9.5% for the six months ended March 30, 2019, from 8.7% for the six months ended March 31, 2018, primarily due to improved operational efficiency in our Components group.

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

Selling, General and Administrative

Selling, General and Administrative expenses decreased $1.2 million, from $65.4 million, or 3.9% of net sales, in the second quarter of 2018 to $64.2 million, or 3.0% of net sales, in the second quarter of 2019. Selling, General and Administrative expenses decreased $1.8 million, from $129.0 million, or 3.8% of net sales, for the six months ended March 31, 2018 to $127.2 million, or 2.9% of net sales, in the six months ended March 30, 2019.

Research and Development

Research and Development expenses decreased $0.6 million, from $8.2 million, or 0.5% of net sales, in the second quarter of 2018 to $7.6 million, or 0.4% of net sales, in the second quarter of 2019. Research and Development expenses decreased $1.8 million, from $15.8 million, or 0.5% of net sales, for the six months ended March 31, 2018 to $14.0 million, or 0.3% of net sales, for the six months ended March 30, 2019. This decrease resulted primarily from an increase in billable customer engineering projects in the first quarter of 2019 that required our engineering resources.

Restructuring

In the first quarter of 2018, we adopted a consolidated restructuring plan to address the closure and/or relocation of three of our manufacturing facilities. In addition, we are still in the process of completing restructuring actions under other plans.

The following table is a summary of restructuring costs associated with this plan:

	Restructuring Expense
	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

Severance costs (approximately 2,900 employees)	$359	$1,191	$752	$24,492
Other exit costs	768	274	3,872	274
Total	1,127	1,465	4,624	24,766
Severance reimbursement	—	(10,000)	—	(10,000)
Total - Q1 FY18 plan	1,127	(8,535)	4,624	14,766
Costs incurred for other plans	1,885	(56)	527	185
Total - all plans	$3,012	$(8,591)	$5,151	$14,951
Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, we entered into a contractual agreement with a third party pursuant to which up to $10 million of severance and retention costs incurred by us will be reimbursed. We recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of March 30, 2019, $7 million was included in accounts receivable on the condensed consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
All Plans

Our IMS segment incurred a benefit under all restructuring plans of $4 million in the first half of 2019, primarily as a result of recovery from a third party of certain environmental remediation costs. This compares to costs incurred of $10 million for the first half of 2018. Our CPS segment incurred costs under all restructuring plans of $9 million and $5 million for the first half of 2019 and 2018, respectively. As of March 30, 2019 and September 29, 2018, we had accrued liabilities of $16 million and $24 million, respectively, for restructuring costs (exclusive of environmental remediation liabilities).

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

Our provision for income taxes for the three months ended March 30, 2019 and March 31, 2018 was $28 million (41% of income before taxes) and $17 million (41% of income before taxes), respectively, and $54 million (41% of income before taxes) and $183 million (347% of income before taxes) for the six months ended March 30, 2019 and March 31, 2018, respectively. Income tax expense for the first half of 2019 included the imposition of GILTI (as discussed above). Income tax expense for the first half of 2018 attributable to the estimated impact of the Tax Act was $162 million.

Liquidity and Capital Resources

	Six Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$27,302	$34,123
Investing activities	(71,823)	(72,892)
Financing activities	30,326	37,199
Effect of exchange rate changes on cash and cash equivalents	161	186
Increase (decrease) in cash and cash equivalents	$(14,034)	$(1,384)

Key Working Capital Management Measures

	As of
	March 30, 2019	September 29, 2018
Days sales outstanding (1)	56	56
Contract asset days (2)	17.4	—
Inventory turns (3)	7.7	5.5
Days inventory on hand (4)	48	67
Accounts payable days (5)	69	75
Cash cycle days (6)	53	48

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

Cash and cash equivalents were $405 million at March 30, 2019 and $420 million at September 29, 2018. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was $0.8 billion and $0.6 billion as of March 30, 2019 and September 29, 2018, respectively.

Net cash provided by operating activities was $27 million and $34 million for the six months ended March 30, 2019 and March 31, 2018, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended March 30, 2019, we generated $174 million of cash primarily from earnings, excluding non-cash items, and consumed $147 million of cash due to an increase in our net operating assets caused primarily by a net increase in accounts receivable and contract assets and a decrease in accounts payable, partially offset by a decrease in inventory and an increase in accrued liabilities. The increase in accounts receivable is primarily due to an increase in business volume. Accrued liabilities increased primarily due to a higher level of sales of accounts receivable for which we, as a servicer, collected on behalf of the financial institution to which the receivables were sold, but had not yet remitted the collected funds to such financial institution. Inventory decreased primarily due to improved availability of supply-constrained parts and inventory reduction initiatives. Accounts payable decreased primarily due to an unfavorable supplier payment terms mix and an unfavorable shift in the linearity of material receipts.

Net cash used in investing activities was $72 million and $73 million for the six months ended March 30, 2019 and March 31, 2018, respectively. During the six months ended March 30, 2019, we used $73 million of cash for capital expenditures. During the six months ended March 31, 2018, we used $71 million of cash for capital expenditures.

Net cash provided by financing activities was $30 million and $37 million for six months ended March 30, 2019 and March 31, 2018, respectively. During the six months ended March 30, 2019, we used $12 million of cash to repurchase common stock (including $5 million related to employee tax withholdings on vested restricted stock units), borrowed $35 million of cash under the Amended Cash Flow Revolver (as defined below), received $9 million of net proceeds from issuances of common stock pursuant to stock option exercises and incurred $2 million of debt issuance costs in connection with our revolving credit amendment. During the six months ended March 31, 2018, we used $121 million of cash to repurchase common stock (including $11 million related to employee tax withholdings on vested restricted stock units), borrowed $156 million of cash under the Cash Flow Revolver and received $3 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 0.3 million and 3.8 million shares of our common stock for $7 million and $109 million during the six months ended March 30, 2019 and March 31, 2018, respectively. As of March 30, 2019, subject to limitations on stock repurchases contained in our debt agreements, an aggregate of $101 million remained available under our stock repurchase programs authorized by the Board of Directors, none of which is subject to an expiration date.

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

On April 5, 2019, we entered into an amendment to the Amended Cash Flow Revolver that increased the amount available under the facility from $500 million to $700 million upon satisfaction of certain conditions, including repayment in full of our senior secured notes due June 2019. The revolving commitments under the Amended Cash Flow Revolver expire on November 30, 2023. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by up to an additional $200 million.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively converts our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of March 30, 2019 and September 29, 2018, interest rate swaps with an aggregate notional amount of $350 million and $50 million, respectively, were outstanding. The aggregate effective interest rate under these swaps as of March 30, 2019 was approximately 4.3%.

The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver and the indenture governing our senior secured notes due June 2019 contain customary negative covenants limiting the ability of the Sanmina and its subsidiaries, among other things, to incur debt, grant liens, make investments, make acquisitions, make certain restricted payments, repurchase its shares and sell assets, subject to certain exceptions. As of March 30, 2019, we were in compliance with these covenants.

During 2018, we entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. A maximum of $555 million of sold receivables can be outstanding at any point in time under this program, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the first half of 2019 and 2018, we sold accounts receivable of $1,394 million and $337 million, respectively, under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of March 30, 2019 and September 29, 2018, $201 million and $189 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institution that purchased the receivable. As of March 30, 2019 and September 29, 2018, $83 million and $23 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of March 30, 2019, we had reserves of $37 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of March 30, 2019, we had a liability of $100 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of March 30, 2019 consisted of (1) cash and cash equivalents of $405 million; (2) our Amended Cash Flow Revolver, under which $242 million, net of outstanding borrowings and letters of credit, was available; (3) foreign short-term borrowing facilities of $72 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations.

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

As of March 30, 2019, 60% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of March 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. As of March 30, 2019, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $327 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales, (2) forecasted non-functional currency materials, labor, overhead and other expenses and (3) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $109 million as of March 30, 2019.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that occurred during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter of 2019 was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This evaluation was performed to determine if our disclosure controls and procedures, including internal control over financial reporting, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 30, 2019 due to the material weakness in internal control over financial reporting described in Part II, “Item 9A, Controls and Procedures”, in our Annual Report on Form 10-K for the year ended September 29, 2018.
Remediation Efforts to Address Material Weakness

We believe the remedial measures described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended September 29, 2018, and others that may be implemented, will remediate this material weakness. However, this material weakness will not be considered formally remediated until the control has operated effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We expect this to occur by the end of fiscal 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of Sanmina’s Annual Report on Form 10-K for the year ended September 29, 2018 and Part II, Item 1 of Sanmina’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2018.

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

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We are currently experiencing, and may continue to experience in the future, delays in delivery and shortages of components, particularly certain types of capacitors, resistors and discrete semiconductors used in many of the products we manufacture. These conditions have resulted and could continue to result in increased component prices and delays in product shipments to customers, both of which have decreased our revenue and margins, as well as increases of inventory of other components, which have reduced our operating cash flow.

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

Although we maintain significant manufacturing capacity in the United States, the substantial majority of our manufacturing operations are located outside the United States. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. However, the willingness of our U.S customers to have us manufacture their products in our offshore facilities for import into the U.S. could be reduced should the U.S. government (1) exit or renegotiate trade agreements and frameworks to which it is currently bound or to which it adheres, including the North American Free Trade Act and the rules of the World Trade Organization; or (2) impose any import tariff covering any such products. Both the U.S. and China have recently imposed tariffs impacting certain products imported into such countries. These tariffs apply to both components imported into the U.S. for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture offshore and that are imported into the U.S. Any decision by a large number of our customers to cease using either our domestic or our offshore manufacturing services due to these tariffs would materially reduce our revenue and net income, an effect that would be compounded if the amount of these tariffs increase or should they be applied to additional categories of components. In addition, our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incur to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we are for any reason unable to recover such tariffs from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not recover these amounts from customers until some time later, which adversely impacts our operating cash flow in a given period.

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

Our success depends upon the continued service of our key personnel, particularly our highly skilled sales and operations executives, managers and engineers with many years of experience in electronics and contracts manufacturing. Such individuals can be difficult to identify, recruit and retain and are heavily recruited by our competitors. Should any of our key employees choose to retire or terminate their employment with us, we will be required to replace them with new employees with the required experience. For example, we were required to recruit a new Chief Executive Officer in 2018 and our Chief Financial Officer has notified us of his intention to retire in March 2020. Should we be unable to recruit new employees to fill key positions with us, our operations, financial controls and growth prospects could be negatively impacted.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, organizing, whistle-blowing, classification of employees, privacy and severance payments. Enforcement activity relating to these laws can increase as a result of increased governmental scrutiny, media attention due to violations by other companies, changes in law, political and other factors. For example, in October 2018, an individual who was employed by the Company from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company employees in California, alleging violations of California labor code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. Allegations that we have violated such laws could lead to fines from or settlements with federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.

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

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, we identified a material weakness in our internal control over financial reporting in each of the past two fiscal years. Both material weaknesses related to the failed operation of a management review control, but neither resulted in a restatement of previously-issued financial statements.

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

10.28
Amendment No. 1 dated January 16, 2019 to Fourth Amended and Restated Credit Agreement, dated as of November 30, 2018, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.29*	2019 Equity Incentive Plan

10.30*	Form of Restricted Stock Unit Award Agreement for use under 2019 Equity Incentive Plan

10.31*	Form of Stock Option Award Agreement for use under 2019 Equity Incentive Plan

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

________________________

* Compensatory plan in which an executive officer or director participates.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ MICHAEL J. CLARKE
Michael J. Clarke
Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2019

		By:	/s/ DAVID R. ANDERSON
David R. Anderson
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2019