Form 10-Q
period 2019-06-29
SANMINA CORP
filed 2019-08-01
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 0-21272
Sanmina Corporation
(Exact name of registrant as specified in its charter)

DE			77-0228183
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification Number)

2700 N. First St.,	San Jose,	CA	95134
(Address of principal executive offices)			(Zip Code)
	(408)	964-3500
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

Large Accelerated Filer	[X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company	☐
				Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	SANM	NASDAQ Global Select Market

As of July 26, 2019, there were 69,598,274 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 29, 2019	September 29, 2018
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$414,273	$419,528
Accounts receivable, net of allowances of $12,334 and $12,211 as of June 29, 2019 and September 29, 2018, respectively	1,234,987	1,177,219
Contract assets	387,293	—
Inventories	915,155	1,374,004
Prepaid expenses and other current assets	49,934	43,676
Total current assets	3,001,642	3,014,427
Property, plant and equipment, net	635,020	642,913
Deferred tax assets	308,270	344,124
Other	75,025	83,669
Total assets	$4,019,957	$4,085,133
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,350,117	$1,547,399
Accrued liabilities	199,824	136,427
Accrued payroll and related benefits	123,099	124,748
Short-term debt, including current portion of long-term debt	154,634	593,321
Total current liabilities	1,827,674	2,401,895
Long-term liabilities:
Long-term debt	351,472	14,346
Other	213,339	196,048
Total long-term liabilities	564,811	210,394
Contingencies (Note 7)
Stockholders' equity	1,627,472	1,472,844
Total liabilities and stockholders' equity	$4,019,957	$4,085,133

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,026,995	$1,813,366	$6,341,652	$5,233,795
Cost of sales	1,879,200	1,694,830	5,891,418	4,891,095
Gross profit	147,795	118,536	450,234	342,700

Operating expenses:
Selling, general and administrative	66,768	61,421	193,982	190,408
Research and development	7,272	8,144	21,308	23,980
Restructuring and other	6,381	1,911	11,912	18,690
Total operating expenses	80,421	71,476	227,202	233,078

Operating income	67,374	47,060	223,032	109,622

Interest income	330	492	888	1,064
Interest expense	(7,599)	(7,284)	(24,342)	(20,324)
Other income (expense), net	(1,480)	1,000	(8,365)	3,747
Interest and other, net	(8,749)	(5,792)	(31,819)	(15,513)

Income before income taxes	58,625	41,268	191,213	94,109
Provision for income taxes	15,704	7,305	69,455	190,424
Net income (loss)	$42,921	$33,963	$121,758	$(96,315)

Net income (loss) per share:
Basic	$0.62	$0.49	$1.77	$(1.37)
Diluted	$0.60	$0.47	$1.70	$(1.37)

Weighted average shares used in computing per share amounts:
Basic	69,499	68,907	68,872	70,366
Diluted	72,007	72,053	71,460	70,366

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(Unaudited)
	(In thousands)
Net income (loss)	$42,921	$33,963	$121,758	$(96,315)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	469	(1,024)	(18)	(470)
Derivative financial instruments:
Change in net unrealized amount	(8,206)	(3,462)	(17,181)	(2,009)
Amount reclassified into net income	392	3,027	157	1,685
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(76)	606	323	(87)
Amortization of actuarial losses and transition costs	341	193	776	692
Total other comprehensive loss	(7,080)	(660)	(15,943)	(189)
Comprehensive income (loss)	$35,841	$33,303	$105,815	$(96,504)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019		June 30, 2018
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,244,907	$6,207,471	$6,222,988		$6,185,088
Issuances under stock plans	3,380	450	12,719		3,889
Stock-based compensation expense	8,136	9,636	20,578		28,580
Repurchases of treasury stock	—	—	138		—
Balance, end of period	6,256,423	6,217,557	6,256,423		6,217,557
Treasury Stock
Balance, beginning of period	(803,514)	(754,279)	(791,366)		(633,740)
Repurchases of treasury stock	(604)	(29,623)	(12,752)		(150,162)
Balance, end of period	(804,118)	(783,902)	(804,118)		(783,902)
Accumulated Other Comprehensive Income
Balance, beginning of period	65,081	77,265	73,944		76,794
Other comprehensive loss	(7,080)	(660)	(15,943)		(189)
Balance, end of period	58,001	76,605	58,001		76,605
Accumulated Deficit
Balance, beginning of period	(3,925,755)	(4,067,467)	(4,032,722)		(3,980,458)
Cumulative effect of new accounting pronouncement	—	—	28,130	(1)	43,269	(2)
Net income (loss)	42,921	33,963	121,758		(96,315)
Balance, end of period	(3,882,834)	(4,033,504)	(3,882,834)		(4,033,504)
Total stockholders' equity	$1,627,472	$1,476,756	$1,627,472		$1,476,756

Common Stock Shares Outstanding
Number of shares, beginning of period	104,796	102,700	103,128		101,672
Issuances under stock plans	613	323	2,281		1,351
Number of shares, end of period	105,409	103,023	105,409		103,023
Treasury Shares
Number of shares, beginning of period	(35,806)	(34,115)	(35,351)		(30,008)
Repurchases of treasury stock	(25)	(986)	(480)		(5,093)
Number of shares, end of period	(35,831)	(35,101)	(35,831)		(35,101)

(1)	Due to the adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach.

(2)	Due to the adoption of ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting (Topic 718)".

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 29, 2019	June 30, 2018
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$121,758	$(96,315)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	88,441	89,134
Stock-based compensation expense	20,578	28,698
Deferred income taxes	27,182	174,060
Other, net	(1,361)	(881)
Changes in operating assets and liabilities:
Accounts receivable	(50,805)	(44,995)
Contract assets	(11,807)	—
Inventories	108,043	(137,036)
Prepaid expenses and other assets	2,144	359
Accounts payable	(172,654)	87,070
Accrued liabilities	61,249	(4,214)
Cash provided by operating activities	192,768	95,880

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(102,025)	(97,468)
Purchases of long-term investments	(499)	(2,019)
Proceeds from sales of property, plant and equipment	4,057	3,948
Cash used in investing activities	(98,467)	(95,539)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(378,416)	(3,416)
Proceeds from long-term debt	375,000	—
Proceeds from revolving credit facility borrowings	3,223,525	3,015,200
Repayments of revolving credit facility borrowings	(3,317,525)	(2,867,200)
Debt issuance costs	(2,727)	(1,701)
Net proceeds from stock issuances	12,719	3,890
Repurchases of common stock	(12,614)	(150,162)
Cash used in financing activities	(100,038)	(3,389)

Effect of exchange rate changes	482	1,164
Decrease in cash and cash equivalents	(5,255)	(1,884)
Cash and cash equivalents at beginning of period	419,528	406,661
Cash and cash equivalents at end of period	$414,273	$404,777

Cash paid during the period for:
Interest, net of capitalized interest	$25,291	$23,985
Income taxes, net of refunds	$23,767	$27,434
Unpaid purchases of property, plant and equipment at the end of period	$30,018	$32,529

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

Results of operations for the third quarter of 2019 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period. In addition, the FASB provided a practical expedient transition method that allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, as opposed to applying the requirements retrospectively and providing comparative prior period financial statements. The Company has decided to apply the above practical expedient transition method. The Company also plans to elect certain other transition options, including the option to not separate lease and non-lease components, the option to not recognize right of use assets and related liabilities that arise from short-term leases (initial term of twelve months or less) and the package of practical expedients that allows the Company to not reassess previous accounting conclusions as to whether existing arrangements are or contain leases, the classification of existing leases, and the treatment of initial direct costs. The Company expects the impact of adopting this new accounting standard to be material to its consolidated balance sheet, but immaterial to its consolidated statement of income.

Note 2. Inventories

Components of inventories were as follows:

	As of
	June 29, 2019	September 29, 2018
	(In thousands)
Raw materials	$905,203	$1,139,585
Work-in-process	4,578	132,803
Finished goods	5,374	101,616
Total	$915,155	$1,374,004

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

Other

Other than the impact upon adoption of ASC 606 at the beginning of the first quarter of 2019 (as discussed in Note 1), the application of ASC 606 during the first three quarters of 2019 did not materially impact any financial statement line item.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Segments:
IMS	$1,709,835	$1,481,148	$5,268,795	$4,271,227
CPS	317,160	332,218	1,072,857	962,568
Total	$2,026,995	$1,813,366	$6,341,652	$5,233,795

End Markets:
Communications Networks	$736,281	$673,124	$2,276,920	$1,994,305
Industrial, Medical, Automotive and Defense	1,114,348	936,211	3,459,395	2,682,598
Cloud Solutions	176,366	204,031	605,337	556,892
Total	$2,026,995	$1,813,366	$6,341,652	$5,233,795

Geography:
Americas (1)	$1,003,024	$917,866	$3,268,600	$2,644,373
EMEA	273,735	222,942	777,989	630,771
APAC	750,236	672,558	2,295,063	1,958,651
Total	$2,026,995	$1,813,366	$6,341,652	$5,233,795

(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Timing of Revenue Recognition:
Goods/services transferred at a point in time	$26,895	$1,791,866	$160,552	$5,170,295
Goods/services transferred over time	2,000,100	21,500	6,181,100	63,500
Total	$2,026,995	$1,813,366	$6,341,652	$5,233,795

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of June 29, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, neither of which were material as of June 29, 2019 or September 29, 2018.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of June 29, 2019 or September 29, 2018.

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	June 29, 2019	September 29, 2018
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$124,631	$116,992
Number of contracts	54	54
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$305,924	$356,076
Number of contracts	47	56

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of June 29, 2019 and September 29, 2018, interest rate swaps with an aggregate notional amount of $350 million and $50 million, respectively, were outstanding. The aggregate effective interest rate of these swaps as of June 29, 2019 was approximately 4.3%. As of June 29, 2019, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $17 million, of which $3 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	June 29, 2019	September 29, 2018
	(In thousands)
Senior secured notes due 2019 ("2019 Notes")	$—	$375,000
Term loan due 2023 ("Term Loan"), net of issuance costs	370,222	—
Non-interest bearing promissory notes	14,884	17,667
Total long-term debt	385,106	392,667
Less: Current portion of non-interest bearing promissory notes	14,884	3,321
Current portion of long-term debt	18,750	375,000
Long-term debt	$351,472	$14,346

On November 30, 2018, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver") that provided for a committed $375 million Term Loan.

On April 5, 2019, the Company entered into an amendment to the Amended Cash Flow Revolver that increased the amount available under the facility from $500 million to $700 million upon satisfaction of certain conditions, including repayment in full of the Company’s 2019 Notes.

On May 31, 2019, the Company drew down the Term Loan and used the proceeds to repay the Company's 2019 Notes. There was no gain or loss associated with the extinguishment of the 2019 Notes. As of June 29, 2019, costs incurred in connection with the amendment of the Amended Cash Flow Revolver above and Term Loan are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan using the effective interest method.

Following the satisfaction and discharge of the Indenture dated as of June 4, 2014 (the "Indenture"), using the proceeds of the Term Loan, and the release of all liens securing the 2019 Notes, the Company’s debt structure changed as follows, effective June 3, 2019: (i) revolving commitments under the Amended Cash Flow Revolver increased for a total of $700 million in revolving commitments, (ii) the accordion feature of the Amended Cash Flow Revolver was reset so that the Company can obtain, subject to the satisfaction of specified conditions, additional revolving commitments in an aggregate amount of up to $200 million, and (iii) the Company and its subsidiary guarantors’ obligations under the Amended Cash Flow Revolver became secured by substantially all of the assets (excluding real property) of the Company and the subsidiary guarantors, subject to certain exceptions.

Loans under the Amended Cash Flow Revolver bear interest, at the Company's option, at either the LIBOR or a base rate, in each case plus a spread determined based on the Company's credit rating. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of LIBOR loans. A portion of the principal amount of the loans is required to be repaid in quarterly installments. The outstanding principal amount of all loans under the Amended Cash Flow Revolver, including, the Term Loan, together with accrued and unpaid interest, is due on the maturity date. The $375 million Term Loan has a maturity date of November 30, 2023 and the Company is required to repay a portion of the principal amount of the loan equal to 1.25% in quarterly installments.

Maturities of the Term Loan as of June 29, 2019 by fiscal year are as follows:

(In Thousands)
2019	$4,688
2020	$18,750
2021	$18,750
2022	$18,750
2023	$18,750
2024	$295,312
$375,000

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

As of June 29, 2019, there were $121 million of borrowings and $8 million of letters of credit outstanding under the Amended Cash Flow Revolver.

As of June 29, 2019, certain foreign subsidiaries of the Company had a total of $72 million of short-term borrowing facilities, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of June 29, 2019.

Note 6. Accounts Receivable Sale Program

During 2018, the Company entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by the banks that are party to the RPA. On January 16, 2019, the Company entered into an amendment to its Amended Cash Flow Revolver which increased the percentage of its total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended June 29, 2019 and June 30, 2018, the Company sold $2,155 million and $558 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of June 29, 2019 and September 29, 2018, $208 million and $189 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of June 29, 2019 and September 29, 2018, $77 million and $23 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 29, 2019 and September 29, 2018, the Company had reserves of $37 million and $35 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of June 29, 2019, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order requires the Company's Canadian subsidiary to remediate certain environmental contamination at a site owned by the subsidiary between 1999 and 2006. As of June 29, 2019, the Company believes it has reserved a sufficient amount to satisfy currently anticipated future investigation and remediation costs at this site. Another such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company continues to investigate the allegations contained in this order and has reserved its estimated exposure for this matter as of June 29, 2019. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appeals court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. A trial date is scheduled to commence in September 2020. The Company intends to contest the plaintiff’s claims vigorously.

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

In October 2018, an individual who was employed by the Company from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company employees in California, alleging violations of California labor code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint seeks certification of a class of all non-exempt employees employed from four years before the filing of the complaint through the time of trial, whether employed directly by the Company or through a temporary staffing agency. The Company continues to investigate the allegations and has not taken a reserve for this matter as of June 29, 2019. The Company intends to defend rigorously against these claims.

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

Note 8. Restructuring

In the first quarter of 2018, the Company adopted a consolidated restructuring plan to address the closure and/or relocation of three of its manufacturing facilities. In addition, the Company is in the process of completing restructuring actions under other plans.

The following table is a summary of restructuring costs associated with these plans:

	Restructuring Expense
	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Severance costs (approximately 2,900 employees)	$963	$758	$1,715	$25,250
Other exit costs	1,228	89	5,100	363
Total	2,191	847	6,815	25,613
Severance reimbursement	—	—	—	(10,000)
Total - Q1 FY18 plan	2,191	847	6,815	15,613
Costs incurred for other plans	5,795	174	6,322	359
Total - all plans	$7,986	$1,021	$13,137	$15,972

Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, the Company entered into a contractual agreement with a third party pursuant to which up to $10 million of severance and retention costs incurred by the Company will be reimbursed. The Company recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of June 29, 2019, $5 million was included in accounts receivable on the condensed consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans

The Company’s IMS segment incurred a benefit under all restructuring plans of $3 million for the nine months ended June 29, 2019, primarily as a result of recovery from a third party of certain environmental remediation costs. This compares to costs incurred of $11 million for the nine months ended June 30, 2018. The Company’s CPS segment incurred costs under all restructuring plans of $16 million and $5 million for the nine months ended June 29, 2019 and June 30, 2018, respectively. As of June 29, 2019 and September 29, 2018, the Company had accrued liabilities of $11 million and $22 million, respectively, for restructuring costs (exclusive of environmental remediation liabilities).

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

The U.S. Tax Cuts and Jobs Act (“the Tax Act”) provision for Global Intangible Low-Taxed Income (“GILTI”), imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations and is effective for the Company in fiscal year 2019. The Company will not pay cash taxes due to GILTI because of either the utilization of federal net operating losses or foreign tax credits. The Company has determined that the GILTI provision will be accounted for under U.S. generally accepted accounting principles as a component of income tax expense in the period in which the Company is subject to the rules (the “period cost method”).

The Tax Act also imposes an additional minimum tax “base erosion and anti-abuse tax” (“BEAT”) on certain deductible payments made to a foreign subsidiary applicable to tax years beginning in 2018. BEAT applies to the extent that a tentative BEAT on modified taxable income exceeds the regular tax liability. The Company does not expect BEAT to have a material impact to the Company’s income taxes.

The Company's provision for income taxes for the three months ended June 29, 2019 and June 30, 2018 was $16 million (27% of income before taxes) and $7 million (18% of income before taxes), respectively, and $69 million (36% of income before taxes) and $190 million (202% of income before taxes) for the nine months ended June 29, 2019 and June 30, 2018, respectively. Income tax expense for the nine months ended June 29, 2019 included the imposition of GILTI (as discussed above). Income tax expense for the nine months ended June 30, 2018 attributable to the estimated impact of the Tax Act was $162 million.

Note 10. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 29, 2019	September 29, 2018
	(In thousands)
Foreign currency translation adjustments	$87,871	$87,889
Unrealized holding losses on derivative financial instruments	(17,359)	(335)
Unrecognized net actuarial losses and transition costs for benefit plans	(12,511)	(13,610)
Total	$58,001	$73,944

Unrealized holding losses on derivative financial instruments includes losses (effective portion) from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of June 29, 2019 and September 29, 2018, interest rate swaps with an aggregate notional amount of $350 million and $50 million, respectively, were outstanding. The aggregate effective interest rate of these swaps as of June 29, 2019 was approximately 4.3%. As of June 29, 2019, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $17 million, of which $3 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Stock Repurchase Program

During the nine months ended June 29, 2019 and June 30, 2018, the Company repurchased 0.3 million and 4.8 million shares of its common stock for $7 million and $138 million, respectively. The Company did not repurchase any shares under its repurchase programs during the three months ended June 29, 2019. As of June 29, 2019, an aggregate of $101 million remains available under repurchase programs authorized by the Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 207,000 and 328,000 shares of its common stock during the nine months ended June 29, 2019 and June 30, 2018, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $6 million and $12 million, respectively, in connection with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Gross sales:
IMS	$1,720,028	$1,490,069	$5,306,329	$4,293,497
CPS	362,078	374,642	1,212,866	1,077,103
Intersegment revenue	(55,111)	(51,345)	(177,543)	(136,805)
Net sales	$2,026,995	$1,813,366	$6,341,652	$5,233,795

Gross profit:
IMS	$109,318	$85,381	$334,811	$253,914
CPS	40,402	31,300	121,213	92,538
Total	149,720	116,681	456,024	346,452
Unallocated items (1)	(1,925)	1,855	(5,790)	(3,752)
Total	$147,795	$118,536	$450,234	$342,700

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets and charges or credits resulting from distressed customers.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Net sales:
Americas (1)	$1,003,024	$917,866	$3,268,600	$2,644,373
EMEA	273,735	222,942	777,989	630,771
APAC	750,236	672,558	2,295,063	1,958,651
Total	$2,026,995	$1,813,366	$6,341,652	$5,233,795

(1)	Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	55%	52%	54%	53%
Number of customers representing 10% or more of net sales	1	1	1	1

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands, except per share data)
Numerator:
Net income (loss)	$42,921	$33,963	$121,758	$(96,315)

Denominator:
Weighted average common shares outstanding	69,499	68,907	68,872	70,366
Effect of dilutive stock options and restricted stock units	2,508	3,146	2,588	—
Denominator for diluted earnings per share	72,007	72,053	71,460	70,366

Net income (loss) per share:
Basic	$0.62	$0.49	$1.77	$(1.37)
Diluted	$0.60	$0.47	$1.70	$(1.37)

Had the Company reported net income for the nine months ended June 30, 2018 instead of a net loss, 3 million of potentially dilutive securities would have been included in the calculation of diluted earnings per share.

Note 13. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Stock options	$602	$1,362	$701	$5,105
Restricted stock units, including performance based awards	7,534	8,399	19,877	23,593
Total	$8,136	$9,761	$20,578	$28,698

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Cost of sales	$2,729	$2,055	$7,046	$6,354
Selling, general and administrative	5,328	7,490	13,257	22,042
Research and development	79	216	275	302
Total	$8,136	$9,761	$20,578	$28,698

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

As of June 29, 2019, an aggregate of 9.6 million shares were authorized for future issuance under the Company's stock plans, of which 5.1 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 4.5 million shares of common stock were available for future grant.

Restricted Stock Units

Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 29, 2018	3,303	30.33	1.21	97,913
Granted	1,742	24.83
Vested/Forfeited/Cancelled	(1,977)	29.46
Outstanding as of June 29, 2019	3,068	27.77	1.52	86,047
Expected to vest as of June 29, 2019	2,407	27.94	1.34	67,512

As of June 29, 2019, unrecognized compensation expense of $37 million is expected to be recognized over a weighted average period of 1.4 years. Additionally, as of June 29, 2019, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria is not currently considered probable was $11 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the financial impact of customer bankruptcies; any statements regarding the timing of closing of, future cash outlays for, and benefits of, acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the amount of future potential tariffs to which we may become subject; our expectations for and timing of remediation of the material weakness identified in the fourth quarter of fiscal 2018; any statements regarding the impact of changes in tax laws; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

Our only reportable segment is IMS, which represented approximately 80% of our total revenue in the third quarter of 2019 and third quarter of 2018. Our CPS business consists of multiple operating segments, which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. For example, gross margins of 6.3% and 10% during the nine months ended June 29, 2019 for our IMS and CPS businesses, respectively, were below our target model expectations at the current revenue levels due to inefficiencies and other factors. We continue to address these challenges on both a short-term and long-term basis.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. One customer represented 10% or more of our net sales for all periods presented.

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

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Net sales	$2,026,995	$1,813,366	$6,341,652	$5,233,795
Gross profit	$147,795	$118,536	$450,234	$342,700
Operating income	$67,374	$47,060	$223,032	$109,622
Net income (loss) (1)	$42,921	$33,963	$121,758	$(96,315)

(1)	Results of operations for the nine months ended June 30, 2018 include a $162 million non-cash tax charge due to the enactment of the U.S. Tax Cuts and Jobs Act.

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 29, 2019	June 30, 2018	Increase/(Decrease)		June 29, 2019	June 30, 2018	Increase/(Decrease)
Communications Networks	$736,281	$673,124	$63,157	9.4%	$2,276,920	$1,994,305	$282,615	14.2%
Industrial, Medical, Defense and Automotive	1,114,348	936,211	178,137	19.0%	3,459,395	2,682,598	776,797	29.0%
Cloud Solutions	176,366	204,031	(27,665)	(13.6)%	605,337	556,892	48,445	8.7%
Total	$2,026,995	$1,813,366	$213,629	11.8%	$6,341,652	$5,233,795	$1,107,857	21.2%

Net sales increased from $1.8 billion in the third quarter of 2018 to $2.0 billion in the third quarter of 2019, an increase of 11.8%. Net sales increased from $5.2 billion in the first nine months ended June 30, 2018 to $6.3 billion in the nine months ended June 29, 2019, an increase of 21.2%. In general, these increases were driven primarily by stronger demand in each of our end markets and continued stabilization of lead times for supply-constrained parts which allowed us to meet customer demand.

In addition to the impact of continued stabilization of lead times for supply-constrained parts, sales to customers in our industrial, medical, defense and automotive markets increased in both periods primarily as a result of continued program ramps and new customer programs. Sales to customers in our communications networks end market increased in both periods as a result of new program wins for optical and routing products. Sales to customers in our cloud solutions market decreased for the three months ended June 29, 2019 primarily due to reduced overall demand from enterprise and computing storage customers. Sales to customers in our cloud solutions market increased for the nine months ended June 29, 2019 primarily due to the ramp of a new program in the first quarter of 2019 with a Tier One cloud service provider.

Gross Margin

Gross margin increased to 7.3% for the third quarter of 2019 from 6.5% for the third quarter of 2018, primarily due to increased revenue levels and improved operational efficiencies. IMS gross margin increased to 6.4% for the third quarter of 2019, from 5.7% for the third quarter of 2018, due primarily to increased revenue. CPS gross margin increased to 11.2% for the third quarter of 2019, from 8.4% for the third quarter of 2018, primarily due to operational improvements and continued benefit of certain plant closures during the past 15 months.

Gross margin increased to 7.1% for the nine months ended June 29, 2019 from 6.5% for the nine months ended June 30, 2018. IMS gross margin increased to 6.3% for the nine months ended June 29, 2019, from 5.9% for the nine months ended June 30, 2018, due primarily to increased revenue. CPS gross margin increased to 10.0% for the nine months ended June 29, 2019, from 8.6% for the nine months ended June 30, 2018, primarily due to operational improvements and continued benefits of certain plant closures during the past 15 months.

We expect our gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products required by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

•	Changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	Changes in the overall volume of our business, which affect the level of capacity utilization;

•	Changes in the mix of high and low margin products demanded by our customers;

•	Parts shortages and extended parts lead times caused by high demand or natural disasters, and related operational disruption and inefficiencies;

•	Greater competition in the electronic manufacturing services (EMS) industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	Provisions for excess and obsolete inventory, including provisions associated with distressed customers;

•	Levels of operational efficiency and production yields;

•	Wage inflation and rising materials costs;

•	Resolution of claims with our customers;

•	Our ability to pass tariffs through to our customers;

•	Our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, General and Administrative expenses increased $5.3 million, from $61.4 million, or 3.4% of net sales, in the third quarter of 2018 to $66.8 million, or 3.3% of net sales, in the third quarter of 2019. Selling, General and Administrative expenses increased $3.6 million, from $190.4 million, or 3.6% of net sales, for the nine months ended June 30, 2018 to $194.0 million, or 3.1% of net sales, in the nine months ended June 29, 2019. The increase for both periods was primarily attributable to higher incentive compensation expense attributable to our improved financial performance in fiscal year 2019.

Research and Development

Research and Development expenses decreased $0.9 million, from $8.1 million, or 0.4% of net sales, in the third quarter of 2018 to $7.3 million, or 0.4% of net sales, in the third quarter of 2019. Research and Development expenses decreased $2.7 million, from $24.0 million, or 0.5% of net sales, for the nine months ended June 30, 2018 to $21.3 million, or 0.3% of net sales, for the nine months ended June 29, 2019. These decreases resulted primarily from an increase in billable customer engineering projects in the first quarter of 2019 that required our engineering resources.

Restructuring

In the first quarter of 2018, we adopted a consolidated restructuring plan to address the closure and/or relocation of three of our manufacturing facilities. In addition, we are in the process of completing restructuring actions under other plans.

The following table is a summary of restructuring costs associated with this plan:

	Restructuring Expense
	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Severance costs (approximately 2,900 employees)	$963	$758	$1,715	$25,250
Other exit costs	1,228	89	5,100	363
Total	2,191	847	6,815	25,613
Severance reimbursement	—	—	—	(10,000)
Total - Q1 FY18 plan	2,191	847	6,815	15,613
Costs incurred for other plans	5,795	174	6,322	359
Total - all plans	$7,986	$1,021	$13,137	$15,972
Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, we entered into a contractual agreement with a third party pursuant to which up to $10 million of severance and retention costs incurred by us will be reimbursed. We recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of June 29, 2019, $5 million was included in accounts receivable on the condensed consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans

Our IMS segment incurred a benefit under all restructuring plans of $3 million during the nine months ended June 29, 2019, primarily as a result of recovery from a third party of certain environmental remediation costs. This compares to costs incurred of $11 million for the nine months ended June 30, 2018. Our CPS segment incurred costs under all restructuring plans of $16 million and $5 million for the nine months ended June 29, 2019 and June 30, 2018, respectively. As of June 29, 2019 and September 29, 2018, we had accrued liabilities of $11 million and $22 million, respectively, for restructuring costs (exclusive of environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY18 plan, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Provision for Income Taxes

The U.S. Tax Cuts and Jobs Act (“the Tax Act”) provision for Global Intangible Low-Taxed Income (“GILTI”), imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations and is effective for us in fiscal year 2019. We will not pay cash taxes due to GILTI because of either the utilization of federal net operating losses or foreign tax credits. We have determined that the GILTI provision will be accounted for under U.S. generally accepted accounting principles as a component of income tax expense in the period in which we are subject to the rules (the “period cost method”).

The Tax Act also imposes an additional minimum tax "base erosion and anti-abuse tax" BEAT on certain deductible payments made to a foreign subsidiary applicable to tax years beginning in 2018. BEAT applies to the extent that a tentative BEAT on modified taxable income exceeds the regular tax liability. We do not expect BEAT to have a material impact to our income taxes.

Our provision for income taxes for the three months ended June 29, 2019 and June 30, 2018 was $16 million (27% of income before taxes) and $7 million (18% of income before taxes), respectively, and $69 million (36% of income before taxes) and $190 million (202% of income before taxes) for the nine months ended June 29, 2019 and June 30, 2018, respectively. Income tax expense for the nine months ended June 29, 2019 included the imposition of GILTI (as discussed above). Income tax expense for the nine months ended June 30, 2018 attributable to the estimated impact of the Tax Act was $162 million.

Liquidity and Capital Resources

	Nine Months Ended
	June 29, 2019	June 30, 2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$192,768	$95,880
Investing activities	(98,467)	(95,539)
Financing activities	(100,038)	(3,389)
Effect of exchange rate changes on cash and cash equivalents	482	1,164
Increase (decrease) in cash and cash equivalents	$(5,255)	$(1,884)

Key Working Capital Management Measures

	As of
	June 29, 2019	September 29, 2018
Days sales outstanding (1)	57	56
Contract asset days (2)	17	—
Inventory turns (3)	7.8	5.5
Days inventory on hand (4)	47	67
Accounts payable days (5)	68	75
Cash cycle days (6)	53	48

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

Cash and cash equivalents were $414 million at June 29, 2019 and $420 million at September 29, 2018. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was $1.2 billion and $0.6 billion as of June 29, 2019 and September 29, 2018, respectively.

Net cash provided by operating activities was $193 million and $96 million for the nine months ended June 29, 2019 and June 30, 2018, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended June 29, 2019, we generated $257 million of cash primarily from earnings, excluding non-cash items, and consumed $64 million of cash due to an increase in our net operating assets caused primarily by a net increase in accounts receivable and contract assets and a decrease in accounts payable, partially offset by a decrease in inventory and an increase in accrued liabilities. The increase in accounts receivable is primarily due to an increase in business volume. Contract assets were recognized upon adoption of ASC 606 at the beginning of the first quarter of 2019. A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice to its customer for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. Accounts payable decreased primarily due to an unfavorable supplier payment terms mix and an unfavorable shift in the linearity of material receipts. Inventory decreased primarily due to improved availability of supply-constrained parts that reduced the need to carry other inventory while waiting for these supply-constrained parts to become available as well as other inventory reduction initiatives. Accrued liabilities increased primarily due to a higher level of sales of accounts receivable for which we, as a servicer, collected on behalf of the financial institutions to which the receivables were sold, but had not yet remitted the collected funds to such financial institutions.

Net cash used in investing activities was $98 million and $96 million for the nine months ended June 29, 2019 and June 30, 2018, respectively. During the nine months ended June 29, 2019, we used $102 million of cash for capital expenditures and received proceeds of $4 million from asset sales. During the nine months ended June 30, 2018, we used $97 million of cash for capital expenditures, received proceeds of $4 million primarily from the sale of a certain property and used $2 million for funding a shortfall in our deferred compensation plan.

Net cash used in financing activities was $100 million and $3 million for the nine months ended June 29, 2019 and June 30, 2018, respectively. During the nine months ended June 29, 2019, we repaid $378 million of long term debt, borrowed $94 million of cash under the Cash Flow Revolver, received $375 million from the Term Loan, used $13 million of cash to repurchase common stock (including $6 million related to employee tax withholdings on vested restricted stock units), received $13 million of net proceeds from issuances of common stock pursuant to stock option exercises and incurred $3 million of debt issuance costs in connection with our revolving credit amendment. During the nine months ended June 30, 2018, we used $150 million of cash to repurchase common stock (including $12 million related to employee tax withholdings on vested restricted stock units), borrowed $148 million of cash under the Amended Cash Flow Revolver, repaid $3 million of long-term debt and received $4 million net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 0.3 million and 4.8 million shares of our common stock for $7 million and $138 million during the nine months ended June 29, 2019 and June 30, 2018, respectively. As of June 29, 2019, an aggregate of $101 million remained available under our stock repurchase programs authorized by the Board of Directors, none of which is subject to an expiration date.

On April 5, 2019, we entered into an amendment to the Amended Cash Flow Revolver that increased the amount available under the facility from $500 million to $700 million upon satisfaction of certain conditions, including repayment in full of our senior secured notes due June 2019 ("2019 Notes").

On May 31, 2019, we drew down the delayed draw term loan ("Term Loan") and used the proceeds to repay our 2019 Notes. There was no gain or loss associated with the extinguishment of the 2019 Notes. As of June 29, 2019, costs incurred in connection with the amendment of the Amended Cash Flow Revolver above and Term Loan are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan using the effective interest method. The $375 million Term Loan has a maturity date of November 30, 2023 and we are required to repay a portion of the principal amount of the loan equal to 1.25% in quarterly installments.

Following the satisfaction and discharge of the Indenture dated as of June 4, 2014 (the “Indenture”), using the proceeds of the Term Loan, and the release of all liens securing the 2019 Notes, our debt structure changed as follows, effective June 3, 2019: (i) revolving commitments under the Amended Cash Flow Revolver increased for a total of $700 million in revolving commitments, (ii) the accordion feature of the Amended Cash Flow Revolver was reset so that we can obtain, subject to the satisfaction of specified conditions, additional revolving commitments in an aggregate amount of up to $200 million and (iii) we and our subsidiary guarantors’ obligations under the Amended Cash Flow Revolver became secured by substantially all of the assets (excluding real property) of our company and the subsidiary guarantors, subject to certain exceptions.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively converts our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of June 29, 2019 and September 29, 2018, interest rate swaps with an aggregate notional amount of $350 million and $50 million, respectively, were outstanding. The aggregate effective interest rate under these swaps as of June 29, 2019 was approximately 4.3%. As of June 29, 2019, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $17 million, of which $3 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver contains customary negative covenants limiting our ability and that of our subsidiaries to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, subject to certain exceptions. As of June 29, 2019, we were in compliance with these covenants.

During 2018, we entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by the banks party to the RPA. A maximum of $553 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended June 29, 2019 and June 30, 2018, we sold accounts receivable of $2,155 million and $558 million, respectively, under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of June 29, 2019 and September 29, 2018, $208 million and $189 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of June 29, 2019 and September 29, 2018, $77 million and $23 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of June 29, 2019, we had reserves of $37 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of June 29, 2019, we had a liability of $98 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of June 29, 2019 consisted of (1) cash and cash equivalents of $414 million; (2) our Amended Cash Flow Revolver, under which $571 million, net of outstanding borrowings and letters of credit, was available; (3) foreign short-term borrowing facilities of $72 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations.

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

As of June 29, 2019, 62% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 29, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. As of June 29, 2019, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $306 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales, (2) forecasted non-functional currency materials, labor, overhead and other expenses and (3) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $125 million as of June 29, 2019.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that occurred during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter of 2019 was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This evaluation was performed to determine if our disclosure controls and procedures, including internal control over financial reporting, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that such information was recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Based on management’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 29, 2019 due to the material weakness in internal control over financial reporting described in Part II, “Item 9A, Controls and Procedures”, in our Annual Report on Form 10-K for the year ended September 29, 2018.
Remediation Efforts to Address Material Weakness

We believe the remedial measures described in Part II, “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended September 29, 2018, and others that may be implemented, will remediate the material weakness described above. However, this material weakness will not be considered formally remediated until the control has operated effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We expect this to occur by the end of fiscal 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended September 29, 2018 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended December 29, 2018.

In addition, from time to time, we may become involved in routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of litigation costs, diversion of management resources, and other factors. We record liabilities for legal proceedings when a loss becomes probable and the amount of loss can be reasonably estimated.

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

Our operating results can vary due to a number of significant uncertainties, including:

•	our ability to replace declining sales from end-of-life programs and customer disengagements with new business wins;

•	conditions in the economy as a whole and in the industries we serve;

•	fluctuations in component prices, component shortages and extended component lead times caused by high demand, natural disaster or otherwise;

•	timing of new product development and ramps by our customers, which creates demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;

•	levels of demand in the end markets served by our customers;

•	timing of orders from customers and the accuracy of their forecasts;

•	inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;

•	customer payment terms and the extent to which we factor customer receivables during the quarter;

•	increasing labor costs in the regions in which we operate;

•	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;

•	our ability to pass tariffs through to our customers;

•	resolution of claims with our customers;

•	degree to which we are able to utilize our available manufacturing capacity;

•	customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;

•	our ability to efficiently move manufacturing operations to lower cost regions;

•
changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, uncertain tax positions, and our ability to utilize our deferred tax assets; and

•	political and economic developments in countries in which we have operations, which could restrict our operations or increase our costs.

Variability in our operating results may also lead to variability in cash generated by operations, which can adversely affect our ability to make capital expenditures, engage in strategic transactions and repurchase stock.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers could reduce our net sales and net income.

Sales to our ten largest customers have historically represented approximately half of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales for the foreseeable future. The loss of, or a significant reduction in sales or pricing to, our largest customers could substantially reduce our revenue and margins.

We are subject to risks arising from our international operations.

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are affected by economic, political and other conditions in the foreign countries in which we do business, including:

•
changes in trade and tax laws that may result in us or our customers being subjected to increased taxes, duties and tariffs, which could increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;

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

The EMS industry is highly competitive and the industry has experienced a surplus of manufacturing capacity. Our competitors include major global EMS providers, including Benchmark Electronics, Inc., Celestica, Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd. (Foxconn), Jabil Circuit, Inc. and Plexus Corp., as well as other companies that have a regional, product, service or industry-specific focus. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsourcing to EMS providers.

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

Current U.S. trade policy could increase the cost of using both our onshore and offshore manufacturing services for our U.S customers, leading them to reduce their orders to us.

Although we maintain significant manufacturing capacity in the United States, the substantial majority of our manufacturing operations are located outside the United States. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. However, as a result of continuing trade disputes, the U.S. has imposed tariffs impacting certain components and products imported from China into the U.S. These tariffs apply to both components imported into the U.S. from China for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in China and that are then imported into the U.S. Any decision by a large number of our customers to cease using our manufacturing services due to these tariffs or other potential changes in U.S. trade policy would materially reduce our revenue and net income, an effect that would be compounded if the amount of these tariffs increases or should they be applied to additional categories of components, as is currently proposed. In addition, our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incurred to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we were for any reason unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from customers until some time later, if at all, which would adversely impact our operating cash flow in a given period.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, our cash management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. Recent international initiatives will require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in an increase to income tax expense and therefore a decrease in our net income. In addition, the GILTI provision of the Tax Act may increase our GAAP tax rate and potentially accelerate our use of our net operating losses.

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

Our customers sometimes require that we transfer the manufacturing of their products from one of our facilities to another to achieve cost reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime, less than optimal utilization of our manufacturing capacity and delays and complications related to the transition of manufacturing programs to new locations. These transfers, and any decision by a significant customer to terminate manufacturing services in a particular facility, could require us to close or reduce operations at certain facilities and, as a result, we may incur in the future significant costs for the closure of facilities, employee severance and related matters. We may be required to relocate additional manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income. Any of these factors could reduce our revenues, increase our expenses and reduce our net income.

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

We rely on a combination of copyright, patent, trademark and trade secret laws and contractual restrictions to protect our intellectual property rights. However, a number of our patents covering certain aspects of our manufacturing processes or products have expired and will continue to expire in the future. Such expirations reduce our ability to assert claims against competitors or others who use or sell similar technology. Any inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers or our own manufacturing processes and products infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop importing or producing products or components of products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or to redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages and/or impact on production of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others’ intellectual property rights, there is no guaranty that these customers will have the financial wherewithal to stand behind such indemnities should the need arise, nor is there any guaranty that any such indemnity could be fully enforced. We sometimes design products on a contract basis or jointly with our customers. In these situations, we may become subject to claims that products we design infringe third party intellectual property rights and may also be required to indemnify our customer against liability caused by such claims.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, organizing, whistle-blowing, classification of employees, privacy and severance payments. Enforcement activity relating to these laws can increase as a result of increased governmental scrutiny, media attention due to violations by other companies, changes in law, political and other factors. For example, in October 2018, an individual who was employed by the Company from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company employees in California, alleging violations of California labor code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. Allegations that we have violated such laws could lead to fines from or settlements with federal, state or foreign regulatory authorities or damages payable to employees, which fines and damages could be substantial and which would reduce our net income.

We are subject to a number of U.S. governmental procurement rules and regulations and failure to comply with such rules and regulations could result in damages or reduction of future revenue.

We are subject to a number of laws and regulations relating to the award, administration and performance of U.S. government contracts and subcontracts, including Federal Acquisition Regulations and the Defense Federal Acquisition Regulations. Such laws and regulations govern, price negotiations, cost accounting standards, procurement practices and many other aspects of performance under government contracts and subcontracts. These rules are complex, our performance under them is subject to audit by the Defense Contract Audit Agency, the Office of Federal Contract Compliance Programs and other government regulators, and in most cases must be complied with by our suppliers. If an audit or investigation reveals a failure to comply with regulations, we could become subject to civil or criminal penalties and administrative sanctions, including government pre-approval of our government contracting activities, termination of the contract, payment of fines and suspension or debarment from doing further business with the U.S. government and could also be subject to claims for breach of contract by our customers. Any of these actions could increase our expenses, reduce our revenue and damage our reputation as a reliable government supplier.

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

Our Amended Cash Flow Revolver contains covenants that may adversely impact our business; the failure to comply with such covenants could cause us to be unable to borrow additional funds and cause our outstanding debt to become immediately payable.

Our Amended Cash Flow Revolver contains financial covenants and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. In addition, such facility includes covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our revolving credit facility would not be allowed, any of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, we identified a material weakness in our internal control over financial reporting in each of the past two fiscal years. Both material weaknesses related to the failed operation of a management review control, but neither resulted in a restatement of previously-issued financial statements. At the end of the third quarter of 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described in Part II “Item 9A, Controls and Procedures”, in our Annual Report on Form 10-K for the year ended September 29, 2018. Management is working to remediate this material weakness by year end, but there can be no assurances that we will be able to remediate this material weakness.

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

10.32
Amendment No. 2 dated April 5, 2019 to the Fourth Amended and Restated Credit Agreement dated as of November 30, 2018, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, As Administrative Agent (filed herewith).

10.33‡
Amendment No. 4 dated April 3, 2019 among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent (filed herewith).

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

32.1 (1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 (1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

‡	Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ MICHAEL J. CLARKE
Michael J. Clarke
Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2019

		By:	/s/ DAVID R. ANDERSON
David R. Anderson
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2019