Form 10-K
period 2019-09-28
SANMINA CORP
filed 2019-11-08
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .
Commission File Number 0-21272
Sanmina Corporation
(Exact name of registrant as specified in its charter)

DE				77-0228183
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)

2700 N. First St.,	San Jose	CA		95134
(Address of principal executive offices)				(Zip Code)

Registrant's telephone number, including area code:
		408	964-3500

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	SANM	NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,648,359,348 as of March 30, 2019, based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 29, 2019.
As of October 31, 2019, the number of shares outstanding of the registrant's common stock was 69,976,917.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Our end-to-end solutions, combined with our global expertise in supply chain management, enable us to manage our customers' products throughout their life cycles. These solutions include:

•	product design and engineering, including concept development, detailed design, prototyping, validation, preproduction services and manufacturing design release and product industrialization;

•	manufacturing of components, subassemblies and complete systems;

•	final system assembly and test;

•	direct order fulfillment and logistics services;

•	after-market product service and support; and

•	global supply chain management.

We operate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)
Integrated Manufacturing Solutions (IMS). Our IMS business consists of printed circuit board assembly and test, final system assembly and test, and direct-order-fulfillment. This segment generated approximately 80% of our total revenue in 2019.

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory from our Viking Technology division; enterprise solutions from our Viking Enterprise Solutions division; radio frequency (RF), optical and microelectronic; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair services. CPS generated approximately 20% of our total revenue in 2019.

We have manufacturing facilities in 22 countries on six continents. We locate our facilities near our customers and their end markets in major centers for the electronics industry or in lower cost locations. Many of our operations located near our customers and their end markets are focused primarily on new product introduction, lower-volume, higher-complexity component and subsystem manufacturing and assembly, and final system assembly and test. Our operations located in lower cost areas engage primarily in higher-volume component and subsystem manufacturing and assembly for products ranging in complexity from lower complexity products to highly complex products.

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

 Our Business Strategy

Our vision is to be the trusted leader in providing products, services and supply chain solutions to accelerate customer success. Key elements to deliver this vision include:

Capitalizing on Our Comprehensive Solutions. We intend to capitalize on our end-to-end solutions, which we believe will allow us to sell additional solutions to our existing customers and attract new customers. Our end-to-end solutions include product design and engineering, manufacturing, final system assembly and test, direct order fulfillment and logistics services, after-market product service and support, and global supply chain management. Our vertically integrated manufacturing solutions enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with a number of services, such as component manufacturing or higher value-added solutions, we are often able to improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple solutions. To achieve this goal, our sales and marketing organization seeks to cross-sell our solutions to customers.

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

Pursuing Strategic Transactions. We seek to undertake strategic transactions that give us the opportunity to access new customers' products, manufacturing solutions, repair service capabilities, intellectual property, technologies and geographic markets. In addition, we plan to continue to pursue OEM divestiture transactions that will augment existing strategic customer relationships or build new relationships with customers in attractive end markets. In an OEM divestiture transaction, we purchase manufacturing assets and hire employees from a customer and enter into a long-term supply agreement with such customer to provide products previously manufactured by them. Potential future transactions may include a variety of different business arrangements, including acquisitions, asset purchases, spin-offs, strategic partnerships, restructurings and divestitures.

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-effective services for our customers. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate, taking into consideration tariffs and other factors, to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global basis as a result of our existing manufacturing footprint in 22 countries on six continents.

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

Customers also benefit from our combined design, technology and manufacturing experience with specific products and markets. For example, in communications networks, we have over 30 years of experience in developing high-speed printed circuit boards (PCBs) and backplanes. Examples of products for which our experience and vertically integrated model provide competitive advantage include wireless base stations, network switches, routers and gateways, optical switches, servers and storage appliances, automotive products, avionics and satellite systems, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in semiconductor manufacturing processes, including equipment for photolithography, chemical mechanical polishing, vapor deposition and robotics for wafer transfer. For these and many other products, customers can gain competitive advantage with our manufacturing technology, while reducing the capital requirements associated with manufacturing and global supply chain management.

Advanced Component Technologies. We provide advanced component technologies, which we believe allow us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards, backplanes, enclosures, precision machining and plastic components. For example, we produce some of the most advanced printed circuit boards and backplanes in the world, with up to 70 layers, that are manufactured with a range of low signal loss, high-performance materials and include features such as buried capacitance and thin-film resistors, high-density interconnects and micro via technology. We also manufacture high-density flex and rigid-flex printed circuit boards with up to 32 layers and 8 transition layers for the defense and aerospace markets and high-end medical electronics market.

Our printed circuit board assembly technologies include micro ball grid arrays, chip scale packages, fine-pitch discretes and small form factor radio frequency and optical components, chip on board, as well as advanced packaging technologies used in high pin count applications for specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures, racks and frames. Our assembly services use advanced technologies, including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to effectively manage inventories for our customers and ourselves. We have also developed build-to-order (BTO) and configure-to-order (CTO) systems and processes that enable us to manufacture and ship finished systems in as little as 8 hours after receipt of an order. We utilize a centralized Technology Council to coordinate the development and introduction of new technologies to meet our customers' needs in various locations and to increase technical collaboration among our facilities and divisions.

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of manufacturing facilities in 22 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services, and to help alleviate tariff costs. Our repair partners are located in an additional 27 countries.

We offer customers five regions in which all of our technology and components, integrated manufacturing and logistics solutions can be implemented and can serve both regional and global business needs. To manage and coordinate our global operations, we employ an enterprise-wide Enterprise Resource Planning (ERP) system at substantially all of our manufacturing locations that operates on a single IT platform and provides us with company-wide inventory planning and purchasing capabilities. This system enables us to standardize planning and purchasing at the facility level and to help optimize inventory management and improve asset utilization worldwide. Our systems also enable our customers to receive key information regarding the status of their programs.

We purchase large quantities of electronic components and other materials from a wide range of suppliers. Our primary supply chain goal is to consolidate our global spend to create the synergy and leverage to drive our supply base for better cost competitiveness, more favorable terms and leading-edge supply chain solutions. As a result, we often receive more favorable terms and supply chain solutions from suppliers, which generally enables us to provide our customers with greater total cost reductions than they could obtain themselves. Our strong supplier relationships are beneficial when electronic components and other materials are in short supply and provide us the necessary support to better optimize the use of our inventories.

Supply chain management also involves the planning, purchasing and warehousing of product components. A key objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components at a competitive price and on a just-in-time basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements and to reflect any changes in these requirements in our ERP system. This system enables us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements, especially during supply shortages that have affected our industry in the past. Our enterprise-wide ERP systems provide us with company-wide information regarding component inventories and orders to help optimize inventories, planning and purchasing at the facility level.

Customer-Focused Organization. We believe customer relationships are critical to our success and we are focused on providing a high level of customer service. Our key customer accounts are managed by dedicated account teams, including a global account manager directly responsible for account management. Global account managers coordinate activities across divisions to effectively satisfy our customers' requirements and have direct access to our senior management to quickly address customer opportunities and needs. Local customer account teams further support the global teams.

Expertise in Serving Diverse End Markets. We have experience in serving our customers in the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions end markets. Our diversification across end markets reduces our dependence upon any one customer or segment. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise.

Expertise in Industry Standards and Regulatory Requirements. We maintain compliance with industry standards and regulatory requirements applicable to certain markets, including, among others, medical, automotive, energy and defense and aerospace.

 Our Products and Solutions

We offer our OEM customers a diverse set of products and solutions with a focus on wireless, wireline and optical communications and network infrastructure equipment, such as switches, routers and base stations, computing and storage systems, defense and commercial avionics and communications, medical imaging, diagnostic and patient monitoring systems, point-of-sale, gaming systems, semiconductor tools for metrology, lithography, dry and wet processing, industrial products including large format printers and automated teller machines, energy and clean technology products such as solar and wind products, LED lighting, smart meters and battery systems, electric vehicle power control systems, automotive infotainment devices, and automotive engine-control modules. These products may require us to use some or all of our end-to-end solutions including design, component technologies and logistics and repair services.

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

Printed circuit boards are made of fiberglass/resin-laminated material layers and contain copper circuits which interconnect and transmit electrical signals among the components that make up electronic systems. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit traces and placing them closer together in the printed circuit board along with adding layers and via hole structures. We are currently capable of efficiently producing printed circuit boards with up to 70 layers and circuit trace widths as narrow as two mils (50 microns) in production volumes. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow us to fabricate some of the largest form factor and highest speed (frequencies in excess of 40 gigahertz) backplanes available in the industry.

Backplanes and Backplane Assemblies. Backplanes are very large printed circuit boards that serve as the backbones of sophisticated electronics products, such as internet routers. Backplanes provide interconnections for printed circuit board assemblies, integrated circuits and other electronic components. We fabricate backplanes in our printed circuit board plants. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press-fitting high density connectors into plated through-holes in the bare backplane. In addition, many of the newer, advanced technology backplanes require SMT attachment of passive discrete components as well as high-pin count ball grid array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technology and “know-how” which enable backplanes to run at data rates in excess of 40 gigahertz. We currently have capabilities to manufacture backplanes with greater than 60 layers in sizes up to 26x40 and 22x52 inches and up to 0.425 inch in thickness, using a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes and the test equipment we have ensures the quality and performance of these backplane systems is “world class.” We are not only fully capable of the electronic integrity testing of these backplanes, but can also utilize state of the art x-ray equipment to verify defect-free installation of the new high density/high speed connectors. Lastly, performance of the backplane system is checked through a signal integrity tester to ensure the product will meet design intent. We are one of a limited number of manufacturers with these capabilities.

Cable Assemblies. Cable assemblies are used to connect modules, assemblies and subassemblies in electronic devices. We provide a broad range of cable assembly products and services, from cable assemblies and harnesses for automobiles, to complex harnesses for industrial products and semiconductor manufacturing equipment. We design and manufacture a broad range of high-speed data, radio frequency and fiber optic cabling products. Our cable assemblies are often used in large rack systems to interconnect subsystems and modules. Our manufacturing footprint with facilities in the U.S., Mexico, the EU and China enables us to support our customers NPI and volume production needs on a global basis.

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

Optical Technology. Optical Technology is our high-end product technology and engineering division that focuses on RF, optical, microelectronics and enterprise solutions for OEM's as well as cloud and communications service providers. Our mission and philosophy is to deliver leading-edge technology solutions that help optimize the value and performance of our customers’ applications.

Optical and radio frequency (RF) components are key building blocks of many systems. We produce both passive and active optical components as well as modules that are built from a combination of industry standard and/or custom components, interconnected using microelectronic and micro-optic technologies to achieve a unique function.

Based on microelectronic design and manufacturing technologies, we provide RF and optical components, modules and systems for customers in the communications, networking, medical, industrial, military and aerospace markets. Our experience in RF and optical communication and networking products spans long-haul/ultra-long-haul and metro regions for transport/transmission, as well as access and switching applications, including last-mile solutions. We are currently supplying product to the 10G, 40G, 100G, 200G and 400G optical communication marketplace based on foundational IP within optical and RF technologies. In the medical market, we develop and manufacture components and subassemblies that support Sanmina’s medical operations for products such as blood analyzers, food contamination analyzers, and specialized optical spectrometers and fluorometers utilizing the latest optical technologies. Our optical technology service offerings are designed to deliver end-to-end solutions with special focus on product design, test infrastructure development and industrialization, optical and RF components and module and blade manufacturing, as well as system integration and test.

Viking Technology. Viking supplies leading edge Non-Volatile DIMMs (NVDIMM), Solid State Drives (SSD) and DRAM solutions.

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

Viking’s custom build capabilities, extended temperature ranges, locked BOM support, test capabilites, manufacturing capabilities and logistics services, create a unique combination of value adds. These capabilities have enabled Viking to further differentiate itself in an industry that is becoming increasingly competitive.

Viking Enterprise Solutions. Viking designs and manufactures both standard and custom storage and server products, including high performance SSD arrays, high performance HDD (Hard Disk Drive) arrays, cold storage, and cloud solutions including software to manage and provision storage across multiple fabrics. Some products are customized for streaming video applications. Viking provides complete rack scale solutions to customers.

SCI Technology Inc. (SCI). SCI has been providing engineering services, products, manufacturing, test, and depot and repair solutions to the global defense and aerospace industry for more than 60 years. SCI offers advanced products for aircraft systems and tactical communications, as well as fiber optics capabilities for use in a variety of defense related applications.

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

Logistics and Repair Services. Our logistics and repair services focus on highly complex and mission-critical products and processes. We support the logistics and repair needs of customers in the communications, defense, embedded computing and medical markets worldwide. Through our operational infrastructure of 34 Sanmina sites and 27 repair partner sites, we provide a wide range of services including direct-order-fulfillment, configure-to-order, supplier, inventory and warranty management, reverse logistics, repair, asset recovery, sustaining engineering, test development and end-of-life management to embrace the specific needs of our customers.

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

Industrial/Medical/Defense/Automotive

Industrial. We utilize our end-to-end component, engineering and complex assembly services to support the industrial market. We support a wide range of segments including transportation, power management, industrial controls, instrumentation and test equipment, inspection and public safety equipment, capital equipment, and self-service kiosk solutions. We have significant experience in manufacturing high precision components that are utilized in highly complex systems such as vacuum chambers, photolithography tools, etch tools, wafer handling systems, airport security, 3D printing, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing machines. We have specialized and dedicated facilities for the assembly of large / complex electro-mechanical, thermal and liquid-management equipment for applications including ATMs, beverage dispensing, cash-counting and management systems, electro-mechanical patient transfer tables, industrial printers and semiconductor capital equipment.

We also manufacture sub-assemblies for machine-control units, such as high-speed machining tools, liquid management equipment and complex hydraulic-electro-mechanical systems, for applications such as industrial-grade printing and liquid dispensing.

We are committed to serving companies leading the energy and clean technology revolution in the solar, wind, battery systems, LED lighting fixtures (including indoor, outdoor, industrial-grade and construction lighting products), and smart infrastructure industries. We leverage traditional EMS for clean technology customers in areas related to power electronics, control and distribution, smart meters and full-system integration of complex industrial power inverters. Beyond traditional

EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all clean technology segments. Our design and manufacturing operations are strategically located in close proximity to clean technology business hubs.

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

Defense. We offer our end-to-end services to the defense, aerospace and high-reliability electronics industry. We design, manufacture and support a comprehensive range of defense and aerospace products including avionics systems and processors, cockpit and wireless communications systems, tactical and secure network communications systems, radar subsystems, and fiber-optic systems for defense related applications. We believe our experience in serving the defense, aerospace and high-reliability electronics industry, as well as our product design and engineering capabilities, are our key competitive strengths.

Automotive. We provide services to the automotive industry for which we manufacture sensors, controllers, engine control units, infotainment modules, eMobility sub-modules, Electric Vehicle (EV) charging system sub-modules, heating ventilation and air-conditioning (HVAC) control modules, a wide array of LED (Light Emitting Diode) interior and exterior light assemblies, as well as cables for interconnect solutions. We also provide design support, product and process qualification, manufacturing, supply chain management, supplier quality assurance and end-of-life services. Substantially all of our automotive facilities are IATF 16949 certified and produce printed circuit boards, printed circuit board assemblies, cable assemblies and higher level electronic assemblies.

Communications Networks

In the communications sector, we focus on infrastructure equipment including LTE, 5G and microwave wireless RF filters and antennas, wireline access, switching, routing, optical networking and transmission and enterprise networking systems. Our product design and engineering team has extensive experience designing and industrializing advanced communications products and components for these markets. Products we manufacture include wireless base stations, remote radio heads and small cells, point-to-point microwave systems and other fronthaul/backhaul solutions, satellite receivers and various radio frequency appliances, optical PON, metro and long-haul, transmission hardware and switching along with core, service and edge routers among others. We also design and manufacture advanced optical, RF and microelectronic components which are key elements in many of these products.

Cloud Solutions

We provide comprehensive design and manufacturing solutions, as well as BTO and CTO services, to the embedded computing and data storage markets. We tightly couple our vertically integrated supply chain with manufacturing and logistics allowing for assembly and distribution of products all over the world. In addition, we manufacture a broad range of products with embedded processor capability including point of sale equipment, casino gaming equipment, digital home gateways, professional audio-video equipment, a variety of touch-screen-operated equipment and internet connected entertainment devices. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit assemblies and backplanes, fiber optics and final system assembly and test, direct order fulfillment and repair services. In addition, we have designed and developed some of the most compact and powerful storage modules available in the market today which we have coupled with our global, vertically integrated supply chain to deliver some of the most compelling embedded computing and storage solutions to the data storage industry.

 Customers

Sales to our ten largest customers typically represent approximately 50% of our net sales. Nokia represented 10% or more of our net sales in 2019, 2018 and 2017. In 2017, Motorola Solutions, Inc. also represented 10% or more of our net sales.

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

We typically enter into supply agreements with our major OEM customers with terms ranging from three to five years. Our supply agreements generally do not obligate the customer to purchase minimum quantities of products. However, the customer is typically liable for the cost of the materials and components we have ordered to meet their production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. In some cases, the procurement plan contains provisions regarding the types of materials for which our customers will assume responsibility. Our supply agreements generally contain provisions permitting cancellation and rescheduling of orders upon notice and are subject to cancellation charges and, in some cases, rescheduling charges. Order cancellation charges vary by product type, depending how far in advance of shipment a customer notifies us of an order cancellation. In some circumstances, our supply agreements with customers include provisions for cost reduction objectives during the term of the agreement, which can have the effect of reducing revenue and profitability from these arrangements.

Seasonality

With the continued diversification of our customer base, we generally have not experienced significant seasonality in our business in recent years. However, we cannot predict whether this trend will continue.

Backlog

We generally do not obtain firm, long-term commitments from our customers and our customers usually do not make firm orders for product delivery more than thirty to ninety days in advance. Additionally, customers may cancel or postpone scheduled deliveries, in some cases without significant penalty. Therefore, we do not believe the backlog of expected product sales covered by firm orders is a meaningful measure of future sales.

Marketing and Sales

Our sales efforts are organized and managed on a regional basis with regional sales managers in geographic regions throughout the world.

We develop relationships with our customers and market our vertically integrated manufacturing solutions through our direct sales force and marketing and sales staff. Our sales resources are directed at multiple management and staff levels within target accounts. Our direct sales personnel work closely with the customers' engineering and technical personnel to understand their requirements. Our marketing and sales staff supports our business strategy of providing end-to-end solutions by encouraging cross-selling of vertically integrated manufacturing solutions and component manufacturing across a broad range of major OEM products. To achieve this objective, our marketing and sales staff works closely with our various manufacturing and design and engineering groups and engages in marketing and sales activities targeted at key customer opportunities.

Each of our key customer accounts is managed by a dedicated account team including a global account manager directly responsible for account management. Global account managers coordinate activities across divisions to satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams.

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

We compete with different companies depending on the type of solution or geographic area. We believe the primary competitive factors in our industry include manufacturing technology, quality, global footprint, delivery, responsiveness, provision of value-added solutions and price. We believe our primary competitive strengths include our ability to provide global end-to-end solutions, product design and engineering resources, vertically integrated manufacturing solutions, advanced technologies, global manufacturing capabilities, global supplier base, customer focus and responsiveness, expertise in serving diverse end markets, and expertise in industry standards and regulatory requirements.

Intellectual Property

We hold U.S. and foreign patents and patent applications relating to, among other things, printed circuit board manufacturing technology, enclosures, cables, memory modules, optical technology, medical devices and computing and storage. For other proprietary processes, we rely primarily on trade secret protection. A number of our patents have expired or will expire in the near term. The expiration and abandonment of patents reduces our ability to assert claims against competitors or others who use similar technologies and to license such patents to third parties. We have registered a number of trademarks and have pending trademark applications in both the U.S. and internationally.

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

We have a range of corporate programs that aim to reduce the use of hazardous materials in manufacturing. We developed corporate-wide standardized environmental management systems, auditing programs and policies to enable better management of environmental compliance activities. For example, almost all of our manufacturing facilities are certified under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry must adhere to the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE). Parallel initiatives have been adopted in other jurisdictions throughout the world, including several states in the U.S. and the Peoples' Republic of China. RoHS limits the use of lead, mercury and other specified substances in electronics products. WEEE requires producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We implemented procedures intended to ensure our manufacturing processes are compliant with RoHS and the European Union's Registration, Evaluation and Authorization of Chemicals (REACH) legislation, when required. WEEE compliance is primarily the responsibility of OEMs.

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

Employees

As of September 28, 2019, we had approximately 43,000 employees, including approximately 9,000 temporary employees. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the name, position and age of our current executive officers and their ages as of October 31, 2019.

Name	Age	Position
Jure Sola	68	Executive Chairman
Hartmut Liebel	56	Chief Executive Officer
Kurt Adzema	50	Executive Vice President, Chief Financial Officer
Alan Reid	56	Executive Vice President, Global Human Resources
Dennis Young	68	Executive Vice President, Worldwide Sales and Marketing

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

Hartmut Liebel has served as our Chief Executive Officer since September 2019. Mr. Liebel had initially served as President and Chief Operating Officer when he joined us in July 2019. Prior to that, Mr. Liebel was President and Chief Executive Officer of privately owned iQor, a leading global provider of intelligent customer interaction and product outsourcing solutions, from June 2013 until August 2018 and as a board member of iQor from August 2018 through July 2019. Mr. Liebel was Chief Executive Officer, Aftermarket Services, of Jabil Inc., from 2005 until May 2013, and previously held the positions of President, Aftermarket Services and Executive Vice President and Chief Operating Officer, Aftermarket Services at Jabil, which he joined in 2002.

Kurt Adzema has served as our Executive Vice President and Chief Financial Officer since October 2019. Mr. Adzema previously served as the Executive Vice President, Finance and Chief Financial Officer of Finisar Corporation, an optical components company, from January 2011 until September 2019. Prior to January 2011, Mr. Adzema held the positions of Vice President of Strategy and Corporate Development and Senior Vice President, Finance and Chief Financial Officer at Finisar, which he joined in 2005. Prior to joining Finisar, Mr. Adzema held various positions at SVB Alliant, a subsidiary of Silicon Valley Bank which advised technology companies on merger and acquisition transactions, at Montgomery Securities/Banc of America Securities, an investment banking firm, and in the financial restructuring group of Smith Barney.

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

Dennis Young has served as our Executive Vice President of Worldwide Sales and Marketing since March 2003. Prior to joining Sanmina, Mr. Young served as Senior Vice President of Sales from May 2002 to March 2003 and Vice President of Sales from March 1998 to May 2002, of Pioneer-Standard Electronics, a provider of industrial and consumer electronic products.

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

We provide products and services to companies that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions industries. Adverse changes in any of these end markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

•	intense competition among our customers and their competitors, leading to reductions in prices for their products and increases in pricing pressure placed on us;

•	failure of our customers' products to gain widespread commercial acceptance which could decrease the volume of orders customers place with us;

•	changes in regulatory requirements affecting the products we build for our customers, leading to product redesigns or obsolescence and potentially causing us to lose business; and

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

Our operating results are subject to significant uncertainties, which can cause our future sales, net income and cash generated from operations to be variable.

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

•
timing and success of new product developments and ramps by our customers, which create demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;

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

•
compliance with laws concerning the export of U.S. technology, including the International Traffic in Arms Regulations and the Export Administration Regulations, sanctions administered by the Office of Foreign Asset Controls and the Foreign Corrupt Practices Act;

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

We operate in countries that have experienced labor unrest, political instability or conflict and strife, including Brazil, China, India, Israel, Malaysia and Thailand, and we have experienced work stoppages and similar disruptions in these foreign jurisdictions. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

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

We are subject to intense competition in the EMS industry, which could cause us to lose sales and, therefore, harm our financial performance.

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

Competition is based on a number of factors, including end markets served, price and quality. We may not be able to offer prices as low as some of our competitors for any number of reasons, including the willingness of competitors to provide EMS services at prices we are unable or unwilling to offer. There can be no assurance that we will win new business or maintain existing business due to competitive factors, which could decrease our sales and net income. In addition, due to the extremely price sensitive nature of our industry, business that we do win or maintain may have lower margins than our historical or target margins. As a result, competition may cause our gross and operating margins to fall.

Current U.S. trade policy could increase the cost of using both our onshore and offshore manufacturing services for our U.S customers, leading them to reduce their orders to us.

Although we maintain significant manufacturing capacity in the United States, the substantial majority of our manufacturing operations are located outside the United States. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. As a result of continuing trade disputes, the U.S., China, the E.U and several other countries have imposed tariffs on certain imported products. In particular, the U.S. has imposed tariffs impacting certain components and products imported from China into the U.S. These tariffs apply to both components imported into the U.S. from China for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in China and that are then imported into the U.S. Any decision by a large number of our customers to cease using our manufacturing services due to tariffs or other potential changes in the U.S.'s, or its trading partners', trade policies would materially reduce our revenue and net income, an effect that would be compounded if the amount of these tariffs increases or should they be applied to additional categories of components, as is currently proposed. In addition, our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incurred to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we were for any reason unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from customers until sometime later, if at all, which would adversely impact our operating cash flow in a given period.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. Recent international initiatives will require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in an increase to income tax expense and therefore a decrease in our net income.

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

A key part of our strategy is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies and plastic injection molding, mechanical systems, memory, RF, optical and microelectronic solutions, defense and aerospace products and data storage solutions and design, engineering, logistics and repair services. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.

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

Cyberattacks and other disruptions of our IT network and systems could interrupt our operations, lead to loss of our customer and employee data and subject us to damages.

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of network security measures that we believe to be reasonable, both our internal and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing and business email compromise efforts. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense division is subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance for cyber-attacks is limited. There can be no assurance that the security measures we choose to implement will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in U.S. government programs.

Customer requirements to transfer business may increase our costs.

Our customers sometimes require that we transfer the manufacturing of their products from one of our facilities to another to achieve cost reductions, tariff reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime, less than optimal utilization of our manufacturing capacity and delays and complications related to the transition of manufacturing programs to new locations. These transfers, and any decision by a significant customer to terminate manufacturing services in a particular facility, could require us to close or reduce operations at certain facilities and, as a result, we may incur in the future significant costs for the closure of facilities, employee severance and related matters. We may be required to relocate additional manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income. Any of these factors could reduce our revenues, increase our expenses and reduce our net income.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers or our own manufacturing processes and products infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop importing or producing products or components of products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or to redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages and/or impact on production of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others’ intellectual property rights, there is no guaranty that these customers will have the financial resources to stand behind such indemnities should the need arise, nor is there any guaranty that any such indemnity could be fully enforced. We sometimes design products on a contract basis or jointly with our customers. In these situations, we may become subject to claims that products we design infringe third party intellectual property rights and may also be required to indemnify our customer against liability caused by such claims.

Any of these risks could cause a reduction in our revenue, an increase in our costs and a reduction in our net income and could damage our reputation with our customers.

We can experience losses due to foreign exchange rate fluctuations and currency controls, which could reduce our net income and impact our ability to repatriate funds.

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Malaysian ringgit, Chinese renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, we may experience a reduction of our net income. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency, which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

Enforcement activity relating to these laws can increase as a result of increased governmental scrutiny, media attention due to violations by other companies, changes in law, political and other factors. For example, in October 2018, a contractor who had been retained by the Company through a third-party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. Allegations that we have violated such laws could lead to fines from or settlements with federal, state or foreign regulatory authorities or damages payable to employees, which fines and damages could be substantial and which would reduce our net income.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past, a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

In addition, we have in the past recorded, and may be required to record in the future, goodwill and other intangible assets in connection with our acquisitions. We evaluate, at least on an annual basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of our goodwill and other intangible assets may no longer be recoverable. Should we determine in the future that our goodwill or other intangible assets have become impaired, an impairment charge to earnings would become necessary, which could be significant. For example, during our fiscal 2018 annual goodwill impairment analysis, we fully impaired goodwill of $31 million associated with the acquisition of a storage software business we purchased in 2016.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements and standards. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, must comply with standards established by the U.S. Food and Drug Administration and products we manufacture for the automotive end market are generally subject to the ISO/TS 16949:2009 standard. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements and standards. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements and standards may subject us to legal fines or penalties, cause us to lose business and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we continue to expand our medical, automotive, defense and aerospace and oil and gas manufacturing services because defects in these types of products can result in death or significant injury to end users of these products or environmental harm. Even when our customers are contractually responsible for defects in the design of a product, we could nonetheless be named in a product liability suit over such defects and could be required to expend significant resources to defend ourselves. Additionally, insolvency of our customers may result in us being held ultimately liable for our customers’ design defects, which could significantly reduce our net income.

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

These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, significant changes to the lease accounting rules have been enacted and will be effective for us in fiscal 2020. We could incur significant costs to implement these new rules, including costs to modify our IT systems or implement new IT solutions. In fiscal 2019, we implemented the new revenue recognition standard, which is complex and requires significant management judgment. Although we believe the judgments we applied in implementation of the new revenue recognition standard are appropriate, there can be no assurance that we will not be required to change our judgments relating to implementation of such standard in the future, whether as a result of new guidance or otherwise. A significant change in our accounting judgments could have a significant impact on our reported revenue, gross profits or balance sheets. In general, changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, during the fourth quarter of 2018, we identified a material weakness in our internal control over financial reporting related to the failed operation of a management review control, which did not result in a restatement of previously-issued financial statements. This material weakness has been remediated as of September 28, 2019.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Facilities. Our customers sell their products throughout the world and therefore need to access manufacturing services on a global basis. We maintain extensive operations in lower cost locations including Latin America, Eastern Europe, China, India and Southeast Asia. To enhance our integrated manufacturing solutions offerings, we seek to locate our facilities either near our customers or their end markets in major centers for the electronics industry or, when appropriate, in lower cost locations. Many of our plants located near customers or their end markets are focused primarily on new product introduction and final system assembly and test, and plants located in lower cost areas are engaged primarily in higher volume, less complex component and subsystem manufacturing and assembly.

We continually evaluate our global manufacturing operations and adjust our facilities and operations to keep our manufacturing capacity in line with demand and our manufacturing strategy and to provide cost efficient services to our customers. Through this process, we have closed certain facilities not required to satisfy current demand levels.

As of September 28, 2019, the approximate square footage of our active manufacturing facilities by country was as follows:

Approximate Square Footage
Argentina	1,335
Australia	42,334
Brazil	260,506
Canada	136,237
China	2,367,809
Columbia	2,721
Czech Republic	70,870
England	11,174
Finland	128,405
Germany	362,972
Hungary	499,661
India	379,115
Ireland	120,000
Israel	182,292
Malaysia	501,843
Mexico	2,422,217
Singapore	537,058
South Africa	3,810
Scotland	30,581
Sweden	102,526
Thailand	326,293
United States	2,673,027
Total	11,162,786

As of September 28, 2019, our active manufacturing facilities consist of nine million square feet in facilities that we own and two million square feet in leased facilities with lease terms expiring between 2020 and 2042.

We regularly evaluate our expected future facilities requirements and believe our existing facilities are adequate to meet our requirements for the next 12 months.

Certifications and Registrations. Certifications and registrations under industry standards are important to our business because many customers rely on them to confirm our adherence to manufacturing process and quality standards. Certain markets, such as telecommunications, medical, defense, aerospace, automotive and oil and gas, require adherence to industry-specific standards. Substantially all of our manufacturing facilities are certified to ISO 9001:2015, a standard published by the International Organization for Standardization. As part of the ISO 9001:2015 certification process, we have a highly developed quality management system and continually improve its effectiveness in accordance with its requirements.

We use this certification to demonstrate our ability to consistently provide product that meets customer and applicable regulatory requirements and enhance customer satisfaction through its effective application. ISO 9001:2015 certification is of particular importance to our customers throughout the world.

In addition to ISO 9001:2015, many of our facilities are TL 9000 6.0 certified. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also compliant with the standards set by Underwriters Laboratories (UL). These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

Our medical systems division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are ISO 13485:2016 certified and, where appropriate, FDA registered. All such facilities are fully compliant with the FDA's quality systems regulations.

Our defense and aerospace operations are headquartered in Huntsville, Alabama and are housed in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. This defense and aerospace operation is AS9100 2016 certified. The defense and aerospace operation maintains other certifications in accordance with various U.S. military specifications, ANSI and other standards as appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100 2016 certified.

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

In June 2008, we were named by the Orange County Water District in a suit alleging that our actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against us were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied our petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. A trial currently is scheduled to commence on September 14, 2020. We intend to contest the plaintiff’s claims vigorously.

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

See also Note 9 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. As of October 31, 2019, we had approximately 927 holders of record of our common stock.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock on September 27, 2014 and in each of such indices at month end starting on September 27, 2014 and its relative performance is tracked through September 28, 2019.

* $100 invested on 9/27/2014, including reinvestment of dividends, as applicable. Indexes calculated on a month-end basis.

Copyright @ 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	9/27/2014	10/3/2015	10/1/2016	9/30/2017	9/29/2018	9/28/2019
Sanmina Corporation	100.00	98.94	131.81	171.99	127.78	148.70
S&P 500	100.00	99.39	114.72	136.07	160.44	167.27
NASDAQ Electronic Components	100.00	93.00	128.29	176.92	205.07	217.10

Sanmina's stock price performance included in this graph is not necessarily indicative of future stock price performance.

Stock Repurchases

In September 2017, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. This program has no expiration date. The Company did not repurchase any shares under its repurchase program during the fourth quarter of 2019. As of September 28, 2019, an aggregate of $101 million remains available under this repurchase program. Subsequent to the end of fiscal 2019, our Board of Directors authorized us to purchase an additional $200 million of our common stock on the same terms as the program approved in September 2017 which brought the total Board authorized amount to $301 million.

During 2019, we repurchased an aggregate of 0.3 million shares of our common stock for $7 million, an average price per share of $25.68 (excluding commissions).

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data,” included elsewhere in this Form 10-K.

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Operations Data:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands, except per share data)
Net sales	$8,233,859	$7,110,130	$6,868,619	$6,481,181	$6,374,541
Operating income	286,117	119,441	226,467	224,785	203,101
Income from continuing operations before income taxes	245,619	97,539	213,480	204,617	176,193
Provision for (benefit from) income taxes (1)	104,104	193,072	74,647	16,779	(201,068)
Net income (loss)	$141,515	$(95,533)	$138,833	$187,838	$377,261
Net income (loss) per share:
Basic	$2.05	$(1.37)	$1.86	$2.50	$4.61
Diluted	$1.97	$(1.37)	$1.78	$2.38	$4.41
Shares used in computing per share amounts:
Basic	69,129	69,833	74,481	75,094	81,818
Diluted	71,678	69,833	78,128	78,787	85,641

 (1) We released $96.2 million and $288.7 million of valuation allowance attributable to certain U.S. and foreign deferred tax assets in 2016 and 2015, respectively, upon our conclusion that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. Income tax expense in 2018 was unusually high due to a $161 million non-cash charge upon enactment of the U.S. Tax Cuts and Jobs Act.

Consolidated Balance Sheets Data:

	As of
	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016	October 3, 2015
	(In thousands)
Cash and cash equivalents	$454,741	$419,528	$406,661	$398,288	$412,253
Net working capital (1)	$1,237,907	$612,532	$1,000,207	$974,389	$942,423
Total assets	$3,905,513	$4,085,133	$3,847,363	$3,625,222	$3,493,264
Long-term debt (excluding current portion)	$346,971	$14,346	$391,447	$434,059	$423,949
Stockholders' equity	$1,642,573	$1,472,844	$1,647,684	$1,609,803	$1,520,471

 (1) The reduction in net working capital from 2017 to 2018 resulted primarily from the reclassification of our Secured Notes due in 2019 from long-term debt to current debt. The increase in net working capital from 2018 to 2019 resulted primarily from the issuance of a $375 million Term Loan due in 2023, the proceeds of which were used to repay the Secured Notes due in 2019.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the impact of future potential tariffs on our business; any statements regarding the impact of changes in tax laws; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

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

2) Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory from our Viking Technology division; enterprise solutions from our Viking Enterprise Solutions division; RF, optical and microelectronic; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair services.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in 2019. Our CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the Saturday nearest to September 30. Fiscal 2019, 2018 and 2017 were each 52 weeks.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. For example, gross margins of 6.4% and 10% in 2019 for our IMS and CPS businesses, respectively, were below our target model expectations at current revenue levels due to inefficiencies and other factors. We continue to address these challenges on both a short-term and long-term basis. For example, we closed several underperforming CPS plants in 2018.

Sales to our ten largest customers typically represent approximately 50% of our net sales. A single customer represented 10% or more of our net sales in 2019 and 2018 and two customers each represented 10% or more of our net sales in 2017.

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

Both the U.S. and China have recently imposed tariffs impacting certain products imported into such countries. Although our customers are generally liable to us for reimbursement of tariffs we pay on components imported for the manufacture of their products, there can be no assurance that we will be successful in recovering all of the tariffs that are owed to us. Unrecovered tariffs paid on behalf of our customers reduce our gross margins. Also, although we are required to pay tariffs upon importation of the components, we may not recover these amounts from customers until sometime later, which adversely impacts our operating cash flow in a given period. However, we currently do not expect the net impact of tariffs, after recovery from customers, to be material to us.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Revenue Recognition. We derive revenue principally from sales of integrated manufacturing solutions, components and Company-proprietary products. Other sources of revenue include logistics and repair services; design, development and engineering services; defense and aerospace programs; and sales of raw materials to customers whose requirements change after we have procured inventory to fulfill the customer’s forecasted demand.

For purposes of determining when to recognize revenue, and in what amount, we apply a 5-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy a performance obligation. Each of these steps involves the use of significant judgments.

We recognize revenue for the majority of our contracts on an over time basis. This is due to the fact that 1) we do not have an alternative use for the end products we manufacture for our customers and have an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancellation of a contract for convenience or 2) our customer simultaneously receives and consumes the benefits provided by our services. For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which we believe best depicts the transfer of control to the customer. Revenue streams for which revenue is recognized on an over time basis include sales of vertically integrated manufacturing solutions (integrated manufacturing solutions and components); logistics and repair services; design, development and engineering services; and defense and aerospace programs.

For contracts for which revenue is required to be recognized at a point-in-time, we recognize revenue when we have transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer. Revenue streams for which revenue is recognized at a point-in-time include Company-proprietary products and sales of raw materials.

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

We generally procure inventory based on specific customer orders and forecasts. Customers generally have limited rights of modification (for example, rescheduling or cancellations) with respect to specific orders. Customer modifications of orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory. Although we may be able to use some excess inventory for other products we manufacture, a portion of this excess inventory may not be returnable to vendors or recoverable from customers. Write-offs or write-downs of inventory could be caused by:

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

Long-lived Assets—We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset group is the unit of accounting that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data provided by commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows, which requires significant judgment.

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

Results of Operations

Years Ended September 28, 2019, September 29, 2018 and September 30, 2017.

The following table presents our key operating results.

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
Net sales	$8,233,859	$7,110,130	$6,868,619
Gross profit	$591,938	$463,783	$519,911
Gross margin	7.2%	6.5%	7.6%
Operating expenses	$305,821	$344,342	$293,444
Operating income	$286,117	$119,441	$226,467
Operating margin	3.5%	1.7%	3.3%
Net income (loss) (1)	$141,515	$(95,533)	$138,833

(1)	Our net loss in 2018 includes the impact of the Tax Act, which increased income tax expense by approximately $161 million.

Net Sales

Net sales increased from $7.1 billion for 2018 to $8.2 billion for 2019, an increase of 15.8%. In general, this increase was driven primarily by stronger demand in each of our end markets and continued stabilization of lead times for supply-constrained parts, which allowed us to meet customer demand. Net sales increased from $6.9 billion for 2017 to $7.1 billion for 2018, an increase of 3.5%. Sales by end market were as follows:

	Year Ended			2019 vs. 2018		2018 vs. 2017
	September 28, 2019	September 29, 2018	September 30, 2017	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Automotive	$4,572,006	$3,681,788	$3,396,130	$890,218	24.2%	$285,658	8.4%
Communications Networks	2,906,575	2,684,609	2,650,850	221,966	8.3%	33,759	1.3%
Cloud Solutions	755,278	743,733	821,639	11,545	1.6%	(77,906)	(9.5)%
Total	$8,233,859	$7,110,130	$6,868,619	$1,123,729	15.8%	$241,511	3.5%

Comparison of 2019 to 2018 by End Market

In addition to the impact of continued stabilization of lead times for supply-constrained parts, sales to customers in our industrial, medical, defense and automotive markets increased primarily as a result of program ramps and new customer programs. Sales to customers in our communications networks end market increased primarily as a result of new program wins for optical, routing and 5G products.

Comparison of 2018 to 2017 by End Market

In 2018, sales to customers in our industrial, medical, defense, and automotive end market increased 8.4%, primarily as a result of increased demand and new program wins for medical products and certain programs ramping for automotive products, partially offset by decreased demand for industrial products. Sales to customers in our communications networks end market increased 1.3%, primarily as a result of new program wins and increased demand for existing wireless products. Sales to customers in our cloud solutions end market decreased 9.5%, primarily due to reduced demand from a storage customer.

Gross Margin

Gross margin was 7.2%, 6.5% and 7.6% in 2019, 2018 and 2017, respectively. The increase in gross margin from 2018 to 2019 was primarily due to increased revenue levels and improved operational efficiencies. IMS gross margin increased to 6.4% in 2019, from 6.0% in 2018, due primarily to increased revenue and inefficiencies in 2018 ramping certain new programs. CPS gross margin increased to 10.0% in 2019, from 8.1% in 2018, primarily due to operational improvements and continued benefits of certain plant closures during the past 18 months.

The decrease in gross margin from 2017 to 2018 was primarily due to a decline in our IMS gross margin, partially offset by a $4.8 million credit associated with a reduction in an accrual for contingent consideration related to an acquisition completed in a previous period. The contingent consideration accrual reversal is not allocated to our operating segments. IMS gross margin decreased from 7.2% in 2017, to 6.0% in 2018, due primarily to under absorption of labor and overhead costs caused by lower than anticipated revenue due to parts shortages, high fixed costs and yield issues associated with new program ramps, and unfavorable program mix. CPS gross margin decreased to 8.1% in 2018, from 8.9% in 2017, primarily due to increased inventory adjustments in our products group.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margin may be caused by a number of factors, including:

•	changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	changes in the overall volume of our business, which affect the level of capacity utilization;

•	changes in the mix of high and low margin products demanded by our customers;

•	parts shortages and extended parts lead times caused by high demand or natural disasters, and related operational disruption and inefficiencies;

•	greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	provisions for excess and obsolete inventory, including those associated with distressed customers;

•	levels of operational efficiency and production yields;

•	wage inflation and rising materials costs;

•	resolution of claims with our customers;

•	our ability to pass tariffs through to our customers; and

•	our ability to transition the location of and ramp manufacturing and assembly operations when desired or requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, general and administrative expenses were $260.0 million, $250.9 million and $251.6 million in 2019, 2018 and 2017, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.2%, 3.5% and 3.7% for 2019, 2018 and 2017, respectively. The increase in 2019 in absolute dollars was due primarily to higher incentive compensation expense attributable to our improved financial performance in fiscal year 2019.

Research and Development

Research and development expenses were $27.6 million, $30.8 million and $33.7 million in 2019, 2018 and 2017, respectively. As a percentage of net sales, research and development expenses were 0.3%, 0.4% and 0.5% in 2019, 2018 and 2017, respectively. The decrease in absolute dollars from 2018 to 2019 and from 2017 to 2018 was primarily due to an increase in billable customer engineering projects that required our engineering resources.

Restructuring

Restructuring costs were $13.8 million, $29.1 million and $1.3 million in 2019, 2018 and 2017, respectively.

In the first quarter of 2018, we began implementing restructuring actions to address the closure and/or relocation of three of our manufacturing facilities. In addition, we are still in the process of completing restructuring actions under other plans.

The following table is a summary of restructuring costs associated with these plans:

	Year Ended
	September 28, 2019	September 29, 2018
	(In thousands)
Severance costs (approximately 2,900 employees)	$1,900	$26,425
Other exit costs (generally recognized as incurred)	3,247	4,984
Total	5,147	31,409
Severance reimbursement	—	(10,000)
Total - Q1 FY18 Plan	5,147	21,409
Costs incurred for other plans	8,606	7,737
Total - all plans	$13,753	$29,146
Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, we entered into a contractual agreement with a third party pursuant to which up to $10 million of severance and retention costs incurred by us will be reimbursed. We recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of September 28, 2019, $5 million was included in accounts receivable on the consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
Other plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans
Our IMS segment incurred a benefit under all restructuring plans of $4 million during the year ended September 28, 2019, primarily as a result of recovery from a third party of certain environmental remediation costs. This compares to costs incurred of $12 million for the year ended September 29, 2018. Our CPS segment incurred costs under all restructuring plans of $18 million and $17 million for the years ended September 28, 2019 and September 29, 2018, respectively. As of September 28, 2019 and September 29, 2018, we had accrued liabilities of $5 million and $24 million, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).
In addition to costs expected to be incurred under the Q1 FY18 plan, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.
On October 28, 2019, we adopted a Company-wide right-sizing plan. Under this plan, we expect to incur restructuring charges of approximately $10 million to $20 million, consisting primarily of cash severance costs, over the first half of 2020.

Goodwill Impairment

During our 2018 annual goodwill impairment analysis, we concluded that the fair value of one of our CPS operating segments was below its carrying value, resulting in an impairment charge of $31 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. We had no such charges in 2019 or 2017.

Interest and Other, net

Interest expense was $30.8 million, $27.7 million and $21.9 million in 2019, 2018 and 2017, respectively. Interest expense increased $3.0 million in 2019 primarily due to higher daily average borrowings on our revolving credit facility during the year driven by higher inventory levels early in the year. Interest expense increased $5.8 million in 2018 primarily due to higher daily average borrowings on our revolving credit facility during the year driven by higher inventory levels.

Other income (expense), net was $(10.8) million, $4.6 million and $7.7 million in 2019, 2018 and 2017, respectively. The following table summarizes the primary components of other income, net (in thousands):

	Year ended
	September 28, 2019	September 29, 2018	September 30, 2017
Foreign exchange gains	$281	$766	$4,709
Other, net	(11,127)	3,798	2,973
Total	$(10,846)	$4,564	$7,682

Other, net decreased from a $4 million gain in 2018 to an $11 million loss in 2019 due primarily to an increase in fees related to increased sales of accounts receivable during 2019 driven primarily by pressure from customers to extend their payment terms. We sold approximately $2.7 billion, of accounts receivable in 2019, compared to approximately $900 million in 2018.

Provision for Income Taxes

We recorded income tax expense of $104.1 million, $193.1 million and $74.6 million in 2019, 2018 and 2017, respectively. Our effective tax rate was 42.4%, 197.9% and 35.0% for 2019, 2018 and 2017, respectively. Income tax expense for 2019 is higher than the expected U.S. statutory rate primarily due to a tax-related restructuring transaction that resulted in deferred tax expense of $22 million and foreign operations that resulted in higher tax than the U.S. statutory rate.

Income tax expense for 2018 was $118.4 million higher than income tax expense for 2017, despite a decrease in pre-tax income of $115.9 million in 2018. This was primarily attributable to the impact of the Tax Act, which increased income tax expense $161 million because of a non-cash reduction in the carrying value of our net deferred tax assets, partially offset by a decrease in the US tax rate from 35% to 21%, and a $4.8 million discrete tax benefit resulting from a settlement with a foreign tax authority in the third quarter of 2018.

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

Liquidity and Capital Resources

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
		(In thousands)
Net cash provided by (used in):
Operating activities	$382,965	$156,424	$250,961
Investing activities	(127,641)	(116,178)	(107,898)
Financing activities	(220,218)	(28,335)	(135,493)
Effect of exchange rate changes	107	956	803
Increase in cash and cash equivalents	$35,213	$12,867	$8,373

Key Working Capital Management Measures

	As of
	September 28, 2019	September 29, 2018
Days sales outstanding (1)	56	56
Contract asset days (2)	19	—
Inventory turns (3)	7.7	5.5
Days inventory on hand (4)	47	67
Accounts payable days (5)	70	75
Cash cycle days (6)	52	48

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

(3)
Inventory turns (annualized) are calculated as the ratio of four times our cost of sales for the quarter to average inventory. The improvement in inventory turns in 2019 was primarily due to the adoption of ASC 606, a new revenue recognition standard, at the beginning of 2019 which resulted in the Company no longer capitalizing costs for work-in-progress and finished goods for the vast majority of the Company’s revenue streams.

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

Cash and cash equivalents were $455 million at September 28, 2019 and $420 million at September 29, 2018. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable, repurchases of capital stock and other factors. Our working capital was approximately $1.2 billion and $0.6 billion at September 28, 2019 and September 29, 2018, respectively. The increase in net working capital in 2019 resulted primarily from net working capital being reduced in 2018 because our Secured Notes due in 2019 were classified as current debt in 2018.

Net cash provided by operating activities was $383 million, $156 million and $251 million for 2019, 2018 and 2017, respectively. Cash flows from operating activities consists of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable and accrued liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2019, we generated $346 million of cash from earnings, excluding non-cash items, and $37 million of cash from the reduction of our net operating assets resulting primarily from a decrease in inventories of $121 million, a decrease in accounts receivable of $55 million and an increase in accrued liabilities of $54 million, partially offset by a decrease in accounts payable of $183 million and an increase in contract assets of $21 million. These changes in net operating assets exclude the impact of the initial adoption of ASC 606. Inventory decreased primarily due to improved availability of supply-constrained parts. The decrease in accounts receivable is attributable to a higher level of sales of accounts receivable. Accrued liabilities increased primarily due to a higher level of sales of accounts receivable for which we, as a servicer, collected on behalf of the financial institutions to which the receivables were sold, but had not yet remitted the collected funds to such financial institutions. Accounts payable decreased due primarily to an unfavorable shift in supplier payment terms mix from suppliers with whom we have longer payment terms to suppliers with whom we have shorter payment terms and an unfavorable shift in the linearity of material receipts. This shift resulted in DPO decreasing from 75 days at the end of 2018 to

70 days at the end of 2019. Contract assets recognized when the Company has recognized revenue, but has not issued an invoice to its customer for payment, increased in 2019 due primarily to certain customers delaying delivery of certain orders at the end of 2019.

Net cash used in investing activities was $128 million, $116 million and $108 million for 2019, 2018 and 2017, respectively. In 2019, we used $135 million of cash for capital expenditures and received proceeds of $8 million primarily from sales of certain properties. In 2018, we used $119 million of cash for capital expenditures, received proceeds of $5 million primarily from sales of certain properties and used $2 million for funding our deferred compensation plan.

Net cash used in financing activities was $220 million, $28 million and $135 million for 2019, 2018 and 2017, respectively. In 2019, we repurchased $13 million of common stock (including $6 million in settlement of employee tax withholding obligations), borrowed $215 million of cash under our Amended Cash Flow Revolver, repaid $378 million of long-term debt using $375 million of proceeds from the issuance of a term loan, received $14 million of proceeds from issuances of common stock pursuant to stock option exercises and incurred $3 million of debt issuance costs in connection with our revolving credit amendment. In 2018, we repurchased $158 million of common stock (including $12 million in settlement of employee tax withholding obligations), borrowed $130 million of cash under the Cash Flow Revolver, repaid $3 million of long-term debt and received $4 million of proceeds from issuances of common stock pursuant to stock option exercises.

Secured Debt. During the second quarter of 2017, we prepaid the balance of the amount due under our secured debt due 2017 for $40 million plus accrued interest.

Senior Secured Notes Due 2019 ("Secured Notes"). In 2014, we issued $375 million of Secured Notes that matured on June 1, 2019 and paid interest at an annual rate of 4.375%. During the third quarter of 2019, we repaid the Secured Notes upon maturity using the proceeds from the term loan provided for in the Amended Cash Flow Revolver. There was no gain or loss associated with the extinguishment of the Secured Notes.

Revolving Credit Facility. During the first quarter of 2019, we entered into a Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver") that provided for a committed $375 million term loan ("Term Loan").

On April 5, 2019, we entered into an amendment to the Amended Cash Flow Revolver that increased the amount available under the facility from $500 million to $700 million upon satisfaction of certain conditions, including repayment in full of our Secured Notes.

On May 31, 2019, we drew down the Term Loan and used the proceeds to repay our Secured Notes as discussed above. As of September 28, 2019, costs incurred in connection with the amendment of the Amended Cash Flow Revolver and Term Loan are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan using the effective interest method.

Following the satisfaction and discharge of the Indenture dated as of June 4, 2014, using the proceeds of the Term Loan, and the release of all liens securing the Secured Notes, our debt structure changed as follows, effective June 3, 2019: (i) revolving commitments under the Amended Cash Flow Revolver increased to a total of $700 million in revolving commitments, (ii) the accordion feature of the Amended Cash Flow Revolver was reset so that we can obtain, subject to the satisfaction of specified conditions, additional revolving commitments in an aggregate amount of up to $200 million and (iii) our and our subsidiary guarantors’ obligations under the Amended Cash Flow Revolver became secured by substantially all of the assets (excluding real property) of our company and the subsidiary guarantors, subject to certain exceptions.

Loans under the Amended Cash Flow Revolver bear interest, at our option, at either the LIBOR or a base rate, in each case plus a spread determined based on our credit rating. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of LIBOR loans. The outstanding principal amount of all loans under the Amended Cash Flow Revolver, including, the Term Loan, together with accrued and unpaid interest, is due on November 30, 2023 and we are required to repay a portion of the principal amount of the loan equal to 1.25% in quarterly installments.

As of September 28, 2019, no borrowings were outstanding under the Amended Cash Flow Revolver and, as of September 29, 2018, $215 million of borrowings were outstanding under the Amended Cash Flow Revolver. As of September 28, 2019, $8 million of letters of credit were outstanding under the Amended Cash Flow Revolver and $692 million was available to borrow.

Short-term Borrowing Facilities. As of September 28, 2019, certain of our foreign subsidiaries had a total of $69 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the first quarter of 2021.

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

As of September 28, 2019, we were in compliance with our covenants.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. We repurchased 0.3 million and 5.0 million shares of our common stock for $7 million and $146 million in the open market in 2019 and 2018, respectively. As of September 28, 2019, $101 million remains available under program authorized by the Board of Directors, none of which is subject to an expiration date. Subsequent to the end of 2019, our Board of Directors authorized us to purchase an additional $200 million of our common stock on the same terms as the program approved in September 2017 which brought the total Board authorized amount to $301 million. One of the objectives of our share repurchase plan is to offset the dilution that results from the issuance of shares under our equity incentive plans. For example, over the past 3 years, we issued 7 million shares under our equity incentive plans and repurchased 10 million shares under our share repurchase plan.

During 2018, we entered into a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by the banks that are party to the RPA. As of September 28, 2019, a maximum of $552 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. For the years ended September 28, 2019 and September 29, 2018, we sold approximately $2.7 billion and approximately $900 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of September 28, 2019 and September 29, 2018, $241 million and $189 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of September 28, 2019 and September 29, 2018, $76 million and $23 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively converts a portion of our variable interest rate obligations under our Amended Cash Flow Revolver to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of September 28, 2019 and September 29, 2018, interest rate swaps with an aggregate notional amount of $350 million and $50 million, respectively, were outstanding. The aggregate effective interest rate of these swaps as of September 28, 2019 was approximately 4.3%. As of September 28, 2019, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $20 million, of which $4 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters. As of September 28, 2019, we had accrued liabilities of $36 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of September 28, 2019, we had a liability of $106 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of September 28, 2019 consisted of (1) cash and cash equivalents of $455 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $69 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by an additional $200 million.

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

As of September 28, 2019, 63% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Contractual Obligations

The following is a summary of our long-term debt, including interest, and operating lease obligations as of September 28, 2019:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations, including current portion and interest	$390,038	$38,475	$37,500	$314,063	$—
Operating lease obligations	72,707	18,472	27,284	9,880	17,071
Total contractual obligations	$462,745	$56,947	$64,784	$323,943	$17,071

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory, which are not included in the table above. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory, although exceptions are made to this policy in certain situations. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, our liability from purchase obligations under these purchase orders is not expected to be significant. Lastly, pursuant to arrangements under which vendors consign inventory to us, we may be required to purchase such inventory after a certain period of time. To date, we have not been required to purchase a significant amount of inventory pursuant to these time limitations.

As of September 28, 2019, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $106 million. Additionally, we have defined benefit pension plans with an underfunded amount of $44 million at September 28, 2019. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. None of the amounts described in this paragraph are included in the table above.

Off-Balance Sheet Arrangements

As of September 28, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for each quarter of fiscal 2019 and 2018. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended September 28, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$2,188,018	$2,126,639	$2,026,995	$1,892,207
Gross profit	$149,337	$153,102	$147,794	$141,705
Gross margin	6.8%	7.2%	7.3%	7.5%
Operating income	$77,543	$78,115	$67,374	$63,085
Operating margin	3.5%	3.7%	3.3%	3.3%
Net income	$37,952	$40,885	$42,921	$19,757
Basic net income per share	$0.56	$0.59	$0.62	$0.28
Diluted net income per share	$0.54	$0.57	$0.60	$0.27

	Year ended September 29, 2018
	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)
	(In thousands, except per share data)
Net sales	$1,744,800	$1,675,629	$1,813,366	$1,876,335
Gross profit	$109,466	$114,698	$118,536	$121,083
Gross margin	6.3%	6.8%	6.5%	6.5%
Operating income	$13,788	$48,774	$47,060	$9,819
Operating margin	0.8%	2.9%	2.6%	0.5%
Net income (loss)	$(154,910)	$24,632	$33,963	$782
Basic net income per share	$(2.16)	$0.35	$0.49	$0.01
Diluted net income per share	$(2.16)	$0.33	$0.47	$0.01

(1) Includes income tax expense of $162 million related to enactment of the Tax Act.
(2) Includes a goodwill impairment charge of $31 million and a $12.5 million pre-tax adjustment to correct errors that occurred from fiscal 2016 through the third quarter of fiscal 2018 with respect to the accounting for certain long-term government contracts in one of our CPS divisions.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to borrowings under our Amended Cash Flow Revolver as the interest rate we pay for borrowings is determined at the time of borrowing based on a floating index. Although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the consolidated statements of operations. As of September 28, 2019, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $299 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted sales denominated in currencies other than those used to pay for materials and labor, (2) forecasted non-functional currency labor and overhead expenses, (3) forecasted non-functional currency operating expenses, and (4) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $107 million as of September 28, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and its subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 28, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - Adoption of New Accounting Standard for Revenue from Contracts with Customers

As described in Note 2 to the consolidated financial statements, the Company adopted the new accounting standard for recognizing revenue from contracts with customers (the “new revenue accounting standard”) as of the beginning of its first quarter of 2019 using the modified retrospective approach, whereby the cumulative effect of initially applying the guidance was recognized as an adjustment to beginning retained earnings at the date of adoption. This adjustment resulted in an increase to beginning retained earnings of $28 million. The adoption of the new revenue accounting standard resulted in a change to the manner in which the Company recognizes revenue for the majority of its revenue streams, including integrated manufacturing solutions, components, repair services and defense and aerospace programs. Prior to the adoption of the new revenue accounting standard, the Company generally recognized revenue from its integrated manufacturing solutions, the Company’s largest revenue stream, upon shipment or delivery of a product to a customer. Under the new revenue accounting standard, the Company recognizes revenue from the sale of these products on an over time basis as the products are manufactured. For revenue streams for which revenue is being recognized on an over time basis under the new revenue accounting standard, work-in-progress and finished goods inventory were reduced to zero upon adoption and an associated contract asset was recorded to reflect amounts that would have been recognized as revenue prior to adoption. This adjustment resulted in recognition of a contract asset of $376 million and a decrease in inventory of $350 million as of the beginning of the first fiscal quarter of 2019.

The principal considerations for our determination that performing procedures relating to revenue recognition and the adoption of the new accounting standard for revenue from contracts with customers is a critical audit matter are there was a significant amount of judgment by management to (i) determine whether contracts with customers from the integrated manufacturing solutions segment should be recognized on an over time basis under the new revenue accounting standard, and (ii) determine the adjustments upon adoption for the integrated manufacturing solutions segment. This in turn, led to significant auditor effort and a high degree of subjectivity in applying procedures and evaluating the audit evidence obtained related to management’s adoption of the new revenue accounting standard.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s adoption of the new revenue accounting standard, including controls over the determination of whether revenue from the integrated manufacturing solutions segment should be recognized over time as well as controls over the determination of the adjustments upon adoption for the integrated manufacturing solutions segment. These procedures also included, among others, evaluating management’s process for determining the application of the new revenue accounting standard to the Company’s revenue, including the integrated manufacturing solutions segment, evaluating the reasonableness of management’s judgments and accounting conclusions and assessing the impacts of adoption identified by management. We examined revenue arrangements on a test basis, which included assessing the terms and conditions of the arrangement and testing management’s application of the new revenue accounting standard. We also performed procedures to test the adjustments upon adoption.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 8, 2019
We have served as the Company’s auditor since 2016.

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 28, 2019	September 29, 2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$454,741	$419,528
Accounts receivable, net of allowances of $12,481 and $12,211 as of September 28, 2019 and September 29, 2018, respectively	1,128,379	1,177,219
Contract assets	396,300	—
Inventories	900,557	1,374,004
Prepaid expenses and other current assets	40,952	43,676
Total current assets	2,920,929	3,014,427
Property, plant and equipment, net	630,647	642,913
Deferred income tax assets, net	279,803	344,124
Other	74,134	83,669
Total assets	$3,905,513	$4,085,133
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,336,914	$1,547,399
Accrued liabilities	180,107	136,427
Accrued payroll and related benefits	127,647	124,748
Short-term debt, including current portion of long-term debt	38,354	593,321
Total current liabilities	1,683,022	2,401,895
Long-term liabilities:
Long-term debt	346,971	14,346
Other	232,947	196,048
Total long-term liabilities	579,918	210,394
Commitments and Contingencies (Note 9)
Stockholders' equity:
Preferred stock, $.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 166,667 shares; 105,551 and 103,128 shares issued and 69,720 and 67,777 shares outstanding as of September 28, 2019 and September 29, 2018, respectively	697	678
Treasury stock, 35,831 and 35,351 shares as of September 28, 2019 and September 29, 2018, respectively, at cost	(804,118)	(791,366)
Additional paid-in capital	6,266,812	6,222,310
Accumulated other comprehensive income	42,259	73,944
Accumulated deficit	(3,863,077)	(4,032,722)
Total stockholders' equity	1,642,573	1,472,844
Total liabilities and stockholders' equity	$3,905,513	$4,085,133

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands, except per share amounts)

Net sales	$8,233,859	$7,110,130	$6,868,619
Cost of sales	7,641,921	6,646,347	6,348,708
Gross profit	591,938	463,783	519,911
Operating expenses:
Selling, general and administrative	260,032	250,924	251,568
Research and development	27,552	30,754	33,716
Restructuring costs	13,753	29,146	1,339
Goodwill impairment	—	30,610	—
Other	4,484	2,908	6,821
Total operating expenses	305,821	344,342	293,444

Operating income	286,117	119,441	226,467

Interest income	1,111	1,268	1,265
Interest expense	(30,763)	(27,734)	(21,934)
Other income (expense), net	(10,846)	4,564	7,682
Interest and other, net	(40,498)	(21,902)	(12,987)
Income before income taxes	245,619	97,539	213,480
Provision for income taxes	104,104	193,072	74,647
Net income (loss)	$141,515	$(95,533)	$138,833

Net income (loss) per share:
Basic	$2.05	$(1.37)	$1.86
Diluted	$1.97	$(1.37)	$1.78

Weighted-average shares used in computing per share amounts:
Basic	69,129	69,833	74,481
Diluted	71,678	69,833	78,128

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)

Net income (loss)	$141,515	$(95,533)	$138,833
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,621)	(3,063)	588
Derivative financial instruments:
Changes in unrealized gain (loss)	(21,508)	(982)	819
Amount reclassified into net income	1,955	859	(592)
Pension benefit plans:
Changes in unrecognized net actuarial gain (loss) and unrecognized transition cost	(11,450)	(460)	8,833
Amortization of actuarial loss (gain) and transition cost	939	796	1,765
Total other comprehensive income (loss)	$(31,685)	$(2,850)	$11,413
Comprehensive income (loss)	$109,830	$(98,383)	$150,246

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT OCTOBER 1, 2016	98,141	$6,120,509	(25,110)	$(456,796)	$65,381	$(4,119,291)	$1,609,803
Issuances under stock plans	3,531	27,129	—	—	—	—	27,129
Stock-based compensation	—	37,450	—	—	—	—	37,450
Repurchases of treasury stock	—	—	(4,898)	(176,944)	—	—	(176,944)
Other comprehensive income	—	—	—	—	11,413	—	11,413
Net income	—	—	—	—	—	138,833	138,833
BALANCE AT SEPTEMBER 30, 2017	101,672	$6,185,088	(30,008)	$(633,740)	$76,794	$(3,980,458)	$1,647,684
Issuances under stock plans	1,456	4,407	—	—	—	—	4,407
Stock-based compensation	—	33,493	—	—	—	—	33,493
Repurchases of treasury stock	—	—	(5,343)	(157,626)	—	—	(157,626)
Other comprehensive loss	—	—	—	—	(2,850)	—	(2,850)
Cumulative effect of new accounting pronouncement	—	—	—	—	—	43,269	43,269
Net loss	—	—	—	—	—	(95,533)	(95,533)
BALANCE AT SEPTEMBER 29, 2018	103,128	$6,222,988	(35,351)	$(791,366)	$73,944	$(4,032,722)	$1,472,844
Issuances under stock plans	2,423	13,539	—	—	—	—	13,539
Stock-based compensation	—	30,844	—	—	—	—	30,844
Repurchases of treasury stock	—	138	(480)	(12,752)	—	—	(12,614)
Other comprehensive loss	—	—	—	—	(31,685)	—	(31,685)
Cumulative effect of new accounting pronouncement	—	—	—	—	—	28,130	28,130
Net income	—	—	—	—	—	141,515	141,515
BALANCE AT SEPTEMBER 28, 2019	105,551	$6,267,509	(35,831)	$(804,118)	$42,259	$(3,863,077)	$1,642,573

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$141,515	$(95,533)	$138,833
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	116,949	118,820	118,751
Stock-based compensation expense	30,844	32,825	37,920
Deferred income taxes	54,668	173,591	37,892
Impairment of goodwill	—	30,610	—
Other, net	2,219	1,777	4,188
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	54,947	(69,076)	(136,072)
Contract assets	(20,814)	—	—
Inventories	121,383	(324,168)	(104,468)
Prepaid expenses and other assets	10,018	7,797	12,303
Accounts payable	(182,521)	268,421	130,648
Accrued liabilities	53,757	11,360	10,966
Cash provided by operating activities	382,965	156,424	250,961
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(134,674)	(118,881)	(111,833)
Proceeds from sales of property, plant and equipment	7,532	4,722	3,935
Purchases of long-term investments	(499)	(2,019)	—
Cash used in investing activities	(127,641)	(116,178)	(107,898)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	3,884,325	4,040,600	932,770
Repayments of revolving credit facility borrowings	(4,099,325)	(3,910,600)	(872,770)
Repayments of long-term debt	(378,416)	(3,416)	(43,416)
Proceeds from long-term debt	375,000	—	—
Debt issuance costs	(2,727)	—	—
Net proceeds from stock issuances	13,539	4,407	27,129
Repurchases of common stock	(12,614)	(157,625)	(176,944)
Other, net	—	(1,701)	(2,262)
Cash used in financing activities	(220,218)	(28,335)	(135,493)
Effect of exchange rate changes	107	956	803
Increase in cash and cash equivalents	35,213	12,867	8,373
Cash and cash equivalents at beginning of year	419,528	406,661	398,288
Cash and cash equivalents at end of year	$454,741	$419,528	$406,661

Cash paid during the year:
Interest, net of capitalized interest	$30,143	$26,156	$17,983
Income taxes, net of refunds	$32,132	$34,819	$20,417
Unpaid purchases of property, plant and equipment at end of period	$27,279	$49,546	$49,831

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

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory from our Viking Technology division; enterprise solutions from our Viking Enterprise Solutions division; RF, optical and microelectronic; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering, logistics and repair services.

The Company's only reportable segment is IMS, which represented approximately 80% of total revenue in 2019. The CPS business consists of multiple operating segments which do not meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments will be presented in a single category entitled “Components, Products and Services”.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2019, 2018 and 2017 were each 52 weeks. All references to years relate to fiscal years unless otherwise noted.

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

Financial Instruments and Concentration of Credit Risk. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, interest rate swap agreement, accounts payable and debt obligations. With the exception of certain of the Company's debt obligations (refer to Note 5. Financial Instruments), the fair value of these financial instruments approximates their carrying amount as of September 28, 2019 and September 29, 2018 due to the nature or short maturity of these instruments, or the fact that the instruments are recorded at fair value on the consolidated balance sheets.

Accounts Receivable and Other Related Allowances. The Company had an allowance of $12 million as of September 28, 2019 and September 29, 2018 for uncollectible accounts, product returns and other net sales adjustments. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

Accounts Receivable Sales. During 2018, the Company entered into a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by the banks that are party to the RPA. Trade receivables sold pursuant to the RPA are serviced by the Company.

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

Revenue Recognition. The Company derives revenue principally from sales of integrated manufacturing solutions, components and Company-proprietary products. Other sources of revenue include logistics and repair services; design, development and engineering services; defense and aerospace programs; and sales of raw materials to customers whose requirements change after the Company has procured inventory to fulfill the customer’s forecasted demand.

For purposes of determining when to recognize revenue, and in what amount, the Company applies a 5-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Each of these steps involves the use of significant judgments.

The Company recognizes revenue for the majority of its contracts on an over time basis. This is due to the fact that 1) the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancelation of a contract for convenience or 2) the Company’s customer simultaneously receives and consumes the benefits provided by the Company’s services. For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. Revenue streams for which revenue is recognized on an over time basis include sales of vertically integrated manufacturing solutions (integrated manufacturing solutions and components); logistics and repair services; design, development and engineering services; and defense and aerospace programs.

For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer. Revenue streams for which revenue is recognized at a point-in-time include Company-proprietary products and sales of raw materials.

Refer to Note 4 for further discussion.

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

Recent Accounting Pronouncements Adopted in Fiscal Year 2019

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

Refer to Note 4 for additional information and disclosures related to the adoption of ASC 606.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for the Company at the beginning of fiscal 2021, including interim periods within that reporting period, although early adoption is permitted. The Company does not expect the impact of adoption to be significant.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (H.R. 1) from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. This ASU is effective for the Company at the beginning of fiscal 2020. The Company does not expect the impact of adoption to be significant.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting For Hedging Activities", simplifying hedge accounting guidance and improving the financial reporting of hedging relationships by allowing an entity to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. This standard eliminates the requirement to separately measure and report hedge ineffectiveness, resulting in full recognition of the change in fair value that impacts earnings in the same income statement line item that is used to present the earnings effect of the hedged item. In addition, the guidance allows more flexibility in the requirements to qualify for and maintain hedge accounting. This ASU is effective for the Company at the beginning of fiscal 2020. The Company does not expect the impact of adoption to be significant.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the existing incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This new standard is effective for the Company at the beginning of fiscal 2021, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this new accounting standard.

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for the Company at the beginning of fiscal 2020, including interim periods within that reporting period. In addition, the FASB provided a practical expedient transition method that allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, as opposed to applying the requirements retrospectively and providing comparative prior period financial statements. The Company has decided to apply the above practical expedient transition method. The Company adopted the new standard on September 29, 2019, the first day of fiscal 2020. The Company elected certain other transition options which, among other things, allowed the Company to carry forward its prior conclusions about lease identification and classification.

The Company expects adoption of the standard to result in recognition in the consolidated balance sheet of lease liabilities and right-to-use lease assets of approximately $55 million to $65 million as of September 29, 2019, based on the present value of committed lease payments. The adoption of the new standard is not expected to impact retained earnings or to have a material impact on the recognition, measurement or presentation of lease expenses within the consolidated statements of operations, consolidated statements of comprehensive income (loss) or consolidated statements of cash flows.

Note 3. Balance Sheet and Income Statement Details

Inventories

Components of inventories were as follows:

	As of
	September 28, 2019	September 29, 2018
	(In thousands)
Raw materials	$898,077	$1,139,585
Work-in-process	869	132,803
Finished goods	1,611	101,616
Total	$900,557	$1,374,004

The significant decrease in work-in-process and finished goods was due to the adoption of ASC 606 in the first quarter of 2019, as further discussed in Notes 2 and 4.

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	September 28, 2019	September 29, 2018
	(In thousands)
Machinery and equipment	$1,448,812	$1,476,903
Land and buildings	639,667	617,258
Leasehold improvements	44,015	56,190
Furniture and fixtures	23,619	23,911
Construction in progress	39,420	47,725
	2,195,533	2,221,987
Less: Accumulated depreciation and amortization	(1,564,886)	(1,579,074)
Property, plant and equipment, net	$630,647	$642,913

Depreciation expense was $115 million, $112 million and $111 million for 2019, 2018 and 2017, respectively.

Goodwill

Goodwill is included in other noncurrent assets on the consolidated balance sheets. The net carrying value of goodwill is as follows:

	As of
	September 28, 2019	September 29, 2018
	(In thousands)
Goodwill - beginning of year	$28,516	$59,126
Impairment	—	(30,610)
Goodwill - end of year	$28,516	$28,516

During the Company's annual goodwill impairment analysis in 2018, the Company concluded that the fair value of one of its CPS operating segments was below its carrying value, resulting in an impairment charge of $31 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows.

Other Income (Expense), net

The following table summarizes the major components of other income (expense), net:

	Year ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
Foreign exchange gains	$281	$766	$4,709
Other, net	(11,127)	3,798	2,973
Total	$(10,846)	$4,564	$7,682

Other, net in 2019 is primarily fees incurred in connection with sales of accounts receivable.

Note 4. Revenue Recognition
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

Contract Assets

A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice to its customer for payment. Contract assets are classified separately on the consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. Because of the Company’s short manufacturing cycle times, the transfer from contract assets to accounts receivable generally occurs within the next fiscal quarter.

Other

Other than the impact upon adoption of ASC 606 at the beginning of the first quarter of 2019 (as discussed in Note 1), the application of ASC 606 during 2019 did not materially impact any financial statement line item.
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

•	Incremental costs of obtaining a contract will not be capitalized if the period over which such costs would be amortized to expense is less than one year.
Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
Segments:
IMS	$6,858,676	$5,814,591	$5,593,913
CPS	1,375,183	1,295,539	1,274,706
Total	$8,233,859	$7,110,130	$6,868,619

End Markets:
Communications Networks	$2,906,575	$2,684,609	$2,650,850
Industrial, Medical, Automotive and Defense	4,572,006	3,681,788	3,396,130
Cloud Solutions	755,278	743,733	821,639
Total	$8,233,859	$7,110,130	$6,868,619

Geography:
Americas (1)	$4,194,652	$3,600,967	$3,306,538
EMEA	1,051,192	841,961	810,332
APAC	2,988,015	2,667,202	2,751,749
Total	$8,233,859	$7,110,130	$6,868,619
(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Prior to the adoption of ASC 606, approximately 98% of the Company's revenue was recognized at a point-in-time, which was generally upon delivery (transfer of the title and risks of ownership) of a product to a customer or completion of a service being provided to a customer. Under ASC 606, 95% or more of the Company's revenue is recognized on an over time basis, which is as products are manufactured or services are performed.

Note 5. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of September 28, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, neither of which were material as of September 28, 2019 or September 29, 2018.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivatives assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis in the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of September 28, 2019 or September 29, 2018.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	September 28, 2019	September 29, 2018
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$106,564	$116,992
Number of contracts	46	54
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$299,127	$356,076
Number of contracts	43	56

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gains (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments (effective portion), the amount of gain (loss) reclassified from AOCI into income (effective portion) and the amount of ineffectiveness were not material for any period presented herein. As of September 28, 2019, AOCI related to foreign currency forward contracts was not material.

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively converts a portion of the Company's variable interest rate obligations to fixed interest rate obligations under its Amended Cash Flow Revolver. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of September 28, 2019 and September 29, 2018, interest rate swaps with an aggregate notional amount of $350 million and $50 million, respectively, were outstanding. The aggregate effective interest rate of these swaps as of September 28, 2019 was approximately 4.3%. As of September 28, 2019, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $20 million, of which $4 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the consolidated balance sheets.

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

One customer represented more than 10% of the Company's net sales in 2019 and 2018 and two customers each represented more than 10% of the Company's net sales in 2017. One customer represented 10% or more of the Company's gross accounts receivable as of September 28, 2019 and September 29, 2018.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	September 28, 2019	September 29, 2018
	(In thousands)
Senior secured notes due 2019 ("Secured Notes")	$—	$375,000
Term loan due 2023 ("Term Loan"), net of issuance costs	370,409	—
Non-interest bearing promissory notes	14,916	17,667
Total long-term debt	385,325	392,667
Less: Current portion of non-interest bearing promissory notes	14,916	3,321
Current portion of long-term debt	23,438	375,000
Long-term debt	$346,971	$14,346

Secured Notes. In 2014, the Company issued $375 million of senior secured notes due 2019 ("Secured Notes"). The Secured Notes were repaid upon maturity on June 1, 2019. There was no gain or loss associated with the extinguishment of the Secured Notes.

Non-interest Bearing Promissory Notes. On February 1, 2016, the Company completed an acquisition and financed $15 million of the purchase price with the acquiree using a four-year non-interest bearing promissory note with a discounted value of $12 million as of the acquisition date.

Revolving Credit Facility.

During the first quarter of 2019, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver") that provided for a committed $375 million Term Loan.

On April 5, 2019, the Company entered into an amendment to the Amended Cash Flow Revolver that increased the amount available under the facility from $500 million to $700 million upon satisfaction of certain conditions, including repayment in full of the Company’s Secured Notes.

On May 31, 2019, the Company drew down the Term Loan and used the proceeds to repay the Company's Secured Notes as discussed above. As of September 28, 2019, costs incurred in connection with the amendment of the Amended Cash Flow Revolver and Term Loan are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan using the effective interest method.

Following the satisfaction and discharge of the Indenture dated as of June 4, 2014, using the proceeds of the Term Loan, and the release of all liens securing the Secured Notes, the Company’s debt structure changed as follows, effective June 3, 2019: (i) revolving commitments under the Amended Cash Flow Revolver increased for a total of $700 million in revolving commitments, (ii) the accordion feature of the Amended Cash Flow Revolver was reset so that the Company can obtain, subject to the satisfaction of specified conditions, additional revolving commitments in an aggregate amount of up to $200 million, and (iii) the Company and its subsidiary guarantors’ obligations under the Amended Cash Flow Revolver became secured by substantially all of the assets (excluding real property) of the Company and the subsidiary guarantors, subject to certain exceptions.

Loans under the Amended Cash Flow Revolver bear interest, at the Company's option, at either the LIBOR or a base rate, in each case plus a spread determined based on the Company's credit rating. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of LIBOR loans. The outstanding principal amount of all loans under the Amended Cash Flow Revolver, including, the Term Loan, together with accrued and unpaid interest, is due on November 30, 2023. The Company is required to repay a portion of the principal amount of the Term Loan equal to 1.25% in quarterly installments.

Maturities of the Term Loan as of September 28, 2019 by fiscal year are as follows:

(In Thousands)
2020	23,438
2021	18,750
2022	18,750
2023	14,062
2024	300,000
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

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively converts a portion of the Company's variable interest rate obligations to fixed interest rate obligations under its Amended Cash Flow Revolver. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of September 28, 2019 and September 29, 2018, interest rate swaps with an aggregate notional amount of $350 million and $50 million, respectively, were outstanding. The aggregate effective interest rate of these swaps as of September 28, 2019 was approximately 4.3%. As of September 28, 2019, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $20 million, of which $4 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the consolidated balance sheets.

As of September 28, 2019, no borrowings were outstanding under the Amended Cash Flow Revolver and, as of September 29, 2018, $215 million of borrowings were outstanding, under the Amended Cash Flow Revolver. As of September 28, 2019, $8 million of letters of credit were outstanding under the Amended Cash Flow Revolver and $692 million was available to borrow.

Foreign Short-term Borrowing Facilities. As of September 28, 2019, certain foreign subsidiaries of the Company had a total of $69 million of short-term borrowing facilities, under which no borrowings were outstanding. These facilities expire at various dates through the first quarter of 2021.

Debt Covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Amended Cash Flow Revolver contains a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of September 28, 2019.

Note 8. Accounts Receivable Sales Programs

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. For the years ended September 28, 2019 and September 29, 2018, the Company sold approximately $2.7 billion and approximately $900 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of September 28, 2019 and September 29, 2018, $241 million and $189 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of September 28, 2019 and September 29, 2018, $76 million and $23 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

Note 9. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of September 28, 2019 and September 29, 2018, the Company had

reserves of $36 million and $35 million, respectively, for environmental matters, warranty, litigation, contingent consideration and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of September 28, 2019, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at two landfills located in Northern California to which the Company may have sent wastewater in the past. The Company continues to investigate the allegations contained in this order and has reserved its estimated exposure for this matter as of September 28, 2019. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. A trial currently is scheduled to commence on September 14, 2020. The Company intends to contest the plaintiff’s claims vigorously.

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

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The operative amended complaint seeks certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before the filing of the initial complaint to the time of trial. Additionally, on November 1, 2019, another contractor retained through a temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court. The complaint, which includes a single cause of action under California’s Private Attorneys General Act of 2004, alleges Labor Code violations substantially similar to those alleged in the October 2018 class action lawsuit and seeks penalties on behalf of the State of California and other “aggrieved employees” (defined to be current and former hourly, non-exempt employees employed by the Company between August 22, 2018 and the present). The Company continues to investigate plaintiffs' allegations and has not provided reserves for these matters as of September 28, 2019. The Company intends to defend vigorously these matters.

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

Commitments - Operating Leases

The Company leases certain of its facilities and equipment under non-cancellable operating leases expiring at various dates through 2042. The Company is responsible for utilities, maintenance, insurance and property taxes under these leases. Future minimum lease payments, net of sublease income, under operating leases are as follows:

(In thousands)
2020	$18,472
2021	15,916
2022	11,368
2023	5,887
2024	3,993
Thereafter	17,071
Total	$72,707

Rent expense, net of sublease income, under operating leases was $26 million, $27 million and $24 million for 2019, 2018 and 2017, respectively.

Note 10. Restructuring

In the first quarter of 2018, the Company began implementing restructuring actions to address the closure and/or relocation of three of its manufacturing facilities. In addition, the Company is still in the process of completing restructuring actions under other plans.
The following table is a summary of restructuring costs associated with these plans:

	Year Ended
	September 28, 2019	September 29, 2018
	(In thousands)
Severance costs (approximately 2,900 employees)	$1,900	$26,425
Other exit costs (generally recognized as incurred)	3,247	4,984
Total	5,147	31,409
Severance reimbursement	—	(10,000)
Total - Q1 FY18 Plan	5,147	21,409
Costs incurred for other plans	8,606	7,737
Total - all plans	$13,753	$29,146

Q1 FY18 Plan
Actions under the Q1 FY18 plan began in the first quarter of 2018 and are expected to occur through calendar 2019. Cash payments of severance and other costs began in the second quarter of 2018 and are expected to occur through the end of calendar 2019. In connection with this plan, the Company entered into a contractual agreement with a third party pursuant to which up to $10 million of severance and retention costs incurred by the Company will be reimbursed. The Company recorded this amount as a reduction of restructuring costs in the second quarter of 2018 and, as of September 28, 2019, $5 million was included in accounts receivable on the consolidated balance sheets. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned and contract termination costs.
Other plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans
The Company's IMS segment incurred a benefit under all restructuring plans of $4 million during the year ended September 28, 2019, primarily as a result of recovery from a third party of certain environmental remediation costs. This compares to costs incurred of $12 million for the year ended September 29, 2018. The Company's CPS segment incurred costs under all restructuring plans of $18 million and $17 million for the years ended September 28, 2019 and September 29, 2018, respectively. As of September 28, 2019 and September 29, 2018, the Company had accrued liabilities of $5 million and $24 million, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).
In addition to costs expected to be incurred under the Q1 FY18 plan, the Company expects to incur restructuring costs in future periods primarily for vacant facilities and former sites for which the Company is or may be responsible for environmental remediation.

On October 28, 2019, the Company adopted a Company-wide right-sizing plan. Under this plan, the Company expects to incur restructuring charges of approximately $10 million to $20 million, consisting primarily of cash severance costs, over the first half of 2020.

Note 11. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
Domestic	$153,696	$16,215	$128,493
Foreign	91,923	81,324	84,987
Total	$245,619	$97,539	$213,480

The provision for income taxes consists of the following:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
Federal:
Current	$868	$(122)	$(2,524)
Deferred	45,910	170,994	37,543
State:
Current	2,747	32	1,648
Deferred	2,961	(3,672)	4,204
Foreign:
Current	45,929	20,287	37,076
Deferred	5,689	5,553	(3,300)
Total provision for income taxes	$104,104	$193,072	$74,647

Impact of U.S. Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the Tax Act in the period of enactment, which was the Company’s first quarter of fiscal 2018 that ended on December 30, 2017. The many changes in the Tax Act include a permanent reduction in the maximum federal corporate income tax rate from 35% to 21% effective as of January 1, 2018. Because of this reduction in rate, the Company was required to revalue its U.S. deferred tax assets and liabilities to the new rate in the Company's first quarter of 2018. The Tax Act also required a mandatory deemed repatriation of undistributed earnings and profits, at the rate of either 15.5% for cash or 8% for non-liquid assets.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), which imposes taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. These new provisions were effective for the Company in fiscal year 2019. During the first quarter of 2019, the Company elected to record the effects of GILTI as a period cost.

The Company's provision for income taxes for 2019, 2018 and 2017 was $104 million (42% of income before taxes), $193 million (198% of income before taxes) and $75 million (35% of income before taxes), respectively. Income tax expense for 2019 is higher than the expected U.S. statutory rate primarily due to a tax-related restructuring transaction that resulted in deferred tax expense of $22 million and foreign operations that resulted in higher tax than the U.S. statutory rate.

During 2018, the Company recorded a net income tax expense for the impact of the Tax Act of $161 million, which was comprised of $175 million for remeasurement of the Company’s U.S deferred tax assets, zero for the mandatory deemed repatriation of undistributed earnings and profits, and a tax benefit of $14 million for the conversion to a territorial system.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 28, 2019	September 29, 2018
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$184,188	$218,710
Foreign net operating loss carryforwards	117,403	129,866
Intangibles	19,422	15,099
Accruals not currently deductible	45,117	45,922
Property, plant and equipment	28,710	22,596
Tax credit carryforwards	13,601	13,825
Reserves not currently deductible	15,266	14,420
Stock compensation expense	10,249	13,645
Federal benefit of foreign operations	14,006	7,104
Other	5,889	5,934
Valuation allowance	(115,998)	(113,559)
Total deferred tax assets	337,853	373,562
Deferred tax liabilities on undistributed earnings	(18,690)	(23,986)
Deferred tax liabilities on branch operations	(34,378)	(10,906)
Other deferred tax liabilities	(9,456)	—
Net deferred tax assets	$275,329	$338,670
Recorded as:
Non-current deferred tax assets	$279,803	$344,124
Non-current deferred tax liabilities	(4,474)	(5,454)
Net deferred tax assets	$275,329	$338,670

The Company offsets deferred tax assets and liabilities by tax-paying jurisdiction. The resulting net amounts by tax jurisdiction are then aggregated without further offset.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing the Company's ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods. The Company's valuation allowance as of September 28, 2019 relates primarily to foreign net operating losses, with the exception of $15 million related to U.S.

state net operating losses.

As of September 28, 2019, income taxes and foreign withholding taxes have not been provided for approximately $420 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of September 28, 2019, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $770 million, $407 million and $520 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2025 and 2020, respectively, and expire at various dates through 2035. Certain foreign net operating losses start expiring in 2020. However, the majority of foreign net operating losses carryforward indefinitely. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations. Prior to the adoption of ASU 2016-09, the Company was prohibited from recognizing a deferred tax asset for excess tax benefits related to stock and stock option plans that have not been realized through the reduction in income taxes payable. Such unrecognized deferred tax benefit as of September 30, 2017 was $124 million on a pre-tax basis and was recognized upon the Company’s adoption of ASU 2016-09, Improvements to Employee Share-based Accounting, in 2018 with a corresponding increase to retained earnings.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Federal tax at statutory tax rate	21.00%	24.50%	35.00%
Tax Act impact	—	165.16	—
Effect of foreign operations	9.30	7.92	1.89
Permanent items	0.40	(1.37)	2.10
Discrete charge for restructuring transaction	8.88	—	—
Discrete benefit of foreign restructuring	—	—	(4.92)
Other	0.61	0.49	(1.84)
State income taxes, net of federal benefit	2.19	1.24	2.72
Effective tax rate	42.38%	197.94%	34.95%

A reconciliation of the beginning and ending amount of total unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
Balance, beginning of year	$60,787	$67,022	$55,773
Increase (decrease) related to prior year tax positions	(1,731)	(5,917)	1,670
Increase related to current year tax positions	8,902	8,392	9,741
Settlements	(626)	(7,648)	—
Decrease related to lapse of applicable statute of limitations	(655)	(1,062)	(162)
Balance, end of year	$66,677	$60,787	$67,022

The Company had reserves of $39 million and $38 million as of September 28, 2019 and September 29, 2018, respectively, for the payment of interest and penalties relating to unrecognized tax benefits. During 2019, the Company recognized a net income tax expense for interest and penalties of $1 million compared to a net income tax benefit of $3 million in 2018 and a net income tax expense of $4 million in 2017. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income and a reduction of the effective tax rate.

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

Note 12. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$141,515	$(95,533)	$138,833

Denominator:
Weighted average common shares outstanding	69,129	69,833	74,481
Effect of dilutive stock options and restricted stock units	2,549	—	3,647
Denominator for diluted earnings per share	71,678	69,833	78,128

Net income (loss) per share:
Basic	$2.05	$(1.37)	$1.86
Diluted	$1.97	$(1.37)	$1.78

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material.

Note 13. Stockholders' Equity

The Company's 2009 Stock Plan ("2009 Plan") expired as to future grants on January 26, 2019. Although the 2009 Plan expired, it will continue to govern all awards granted under it prior to its expiration date. On March 11, 2019, the Company's stockholders approved the Company's 2019 Equity Incentive Plan ("2019 Plan") and the reservation of 4 million shares of common stock for issuance thereunder, plus any shares subject to stock options or similar awards granted under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted that are forfeited by the Company.

As of September 28, 2019, an aggregate of 9.5 million shares were authorized for future issuance under the Company's stock plans, of which 5.0 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 4.5 million shares of common stock were available for future grant. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2019 Plan and 2009 Plan that expire or are cancelled without delivery of shares generally become available for issuance under the 2019 Plan. The 2019 Plan will expire as to future grants in December 2028.

Stock Repurchase Program

During the fourth quarter of 2017, the Board of Directors approved a $200 million stock repurchase plan. The timing of repurchases will depends upon capital needs to support the growth of the Company's business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value by reducing the number of outstanding shares, repurchases of shares reduce the Company's liquidity. During 2019, 2018 and 2017, the Company repurchased 0.3 million shares, 5.0 million shares and 4.3 million of its common stock for $7 million, $146 million and $160 million (including commissions), respectively. As of September 28, 2019, $101 million remains available under the repurchase program authorized by the Board of Directors. Subsequent to the end of 2019, the Board of Directors authorized the Company to purchase an additional $200 million of its common stock on the same terms as the program approved in September 2017 which brought the total Board authorized amount to $301 million. One of the objectives of the Company's share repurchase plan is to offset the dilution that results from the issuance of shares under the Company's equity incentive plans. For example, over the past 3 years, the Company issued 7 million shares under its equity incentive plans and repurchased 10 million shares under its share repurchase plan.

In addition to the repurchases discussed above, the Company repurchased 207,000, 334,000 and 549,000 shares of its common stock during 2019, 2018, and 2017, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $6 million, $12 million and $17 million, respectively, in conjunction with these purchases.
Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	September 28, 2019	September 29, 2018
	(In thousands)
Foreign currency translation adjustments	$86,268	$87,889
Unrealized holding losses on derivative financial instruments	(19,888)	(335)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(24,121)	(13,610)
Total	$42,259	$73,944

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

2)
Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory from our Viking Technology division; enterprise solutions from our Viking Enterprise Solutions division; RF, optical and microelectronics; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering, logistics and repair services.

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity of economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. The Company determined that it has only one reportable segment - IMS, which generated approximately 80% of the Company's total revenue in 2019. The Company's CPS business consists of multiple operating segments which, based on this evaluation, do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services".

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

Segment information is as follows:

	Year Ended
	September 28, 2019	September 29, 2018		September 30, 2017
	(In thousands)
Gross sales:
IMS	$6,907,129	$5,847,958		$5,645,499
CPS	1,555,117	1,458,754		1,422,264
Intersegment revenue	(228,387)	(196,582)		(199,144)
Net Sales	$8,233,859	$7,110,130		$6,868,619

Gross Profit:
IMS	$444,168	$352,361		$404,350
CPS	156,221	117,835	(1)	127,154
Total	600,389	470,196		531,504
Unallocated items (2)	(8,451)	(6,413)		(11,593)
Total	$591,938	$463,783		$519,911

Depreciation and amortization:
IMS	$81,997	$76,071		$74,769
CPS	25,632	30,048		31,109
Total	107,629	106,119		105,878
Unallocated corporate items (3)	9,320	12,701		12,873
Total	$116,949	$118,820		$118,751

Capital expenditures (receipt basis):
IMS	$79,943	$87,421		$106,000
CPS	28,629	28,696		30,512
Total	108,572	116,117		136,512
Unallocated corporate items (3)	3,836	2,480		4,122
Total	$112,408	$118,597		$140,634

(1)
During the fourth quarter of 2018, the Company recorded a $12.5 million pre-tax adjustment to correct errors that occurred from 2016 through the third quarter of 2018 with respect to the accounting for certain long-term contracts in one of the Company’s CPS divisions. These errors are immaterial to all prior periods. The impact of this out-of-period adjustment on the full year fiscal 2018 was $11 million which is also immaterial to 2018.

(2)
For purposes of evaluating segment performance, management excludes certain items from its measures of revenue and gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and acquisition-related items.

(3)	Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales.

Information by geographic segment, determined based on the country in which a product is manufactured or a service is provided, was as follows:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
Net sales:
Americas (1)	$4,194,652	$3,600,967	$3,306,538
EMEA	1,051,192	841,961	810,332
APAC	2,988,015	2,667,202	2,751,749
Total	$8,233,859	$7,110,130	$6,868,619

(1)	Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	54.2%	53.0%	52.9%
Number of customers representing 10% or more of net sales	1	1	2

	As of
	September 28, 2019	September 29, 2018
	(In thousands)
Property, plant and equipment, net:
Americas	$369,985	$385,820
EMEA	72,040	72,051
APAC	188,622	185,042
Total	$630,647	$642,913

Note 15. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
Stock options	$1,250	$1,779	$1,640
Restricted stock units, including performance-based awards	29,594	31,046	36,280
Total	$30,844	$32,825	$37,920

Stock-based compensation expense was recognized as follows:

	Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(In thousands)
Cost of sales	$9,757	$8,187	$8,959
Selling, general & administrative	20,807	25,206	28,169
Research & development	280	(568)	792
Total	$30,844	$32,825	$37,920

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

 Activity with respect to the Company's restricted stock units was as follows:

	Number of Shares	Weighted Grant-Date Fair Value Per Share ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2016	3,998	19.57	1.35	110,183
Granted	1,378	34.11
Vested/Forfeited/Cancelled	(2,017)	16.20
Outstanding as of September 30, 2017	3,359	27.56	1.51	124,800
Granted	1,102	33.51
Vested/Forfeited/Cancelled	(1,158)	25.31
Outstanding as of September 29, 2018	3,303	30.33	1.21	97,913
Granted	1,843	25.09
Vested/Forfeited/Cancelled	(1,993)	29.46
Outstanding as of September 28, 2019	3,153	27.82	1.30	102,720
Expected to vest as of September 28, 2019	2,660	27.99	1.14	86,655

The fair value of restricted stock units that vested during the year was $29 million for 2019, $36 million for 2018 and $53 million for 2017. As of September 28, 2019, unrecognized compensation expense of $34 million is expected to be recognized over a weighted average period of 1.2 years. Additionally, as of September 28, 2019, unrecognized compensation expense related to performance-based restricted stock units for which achievement of vesting criteria is not currently considered probable was $7 million.

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

The Company sponsors a deferred compensation plan for eligible employees that allows participants to defer payment of all or part of their compensation. Deferrals under this plan were $4 million and $5 million for 2019 and 2018, respectively. Assets associated with these plans were $36 million and $35 million as of September 28, 2019 and September 29, 2018, respectively. Liabilities associated with these plans were $36 million and $35 million as of September 28, 2019 and September 29, 2018, respectively. These amounts are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's defined benefit plans is September 28, 2019.

The funded status and plan assets for the defined benefit plans and amount reported on the consolidated balance sheets were as follows:

	As of
	September 28, 2019		September 29, 2018		September 30, 2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Plan Assets	$15,421	$23,877	$16,784	$26,114	$16,930	$26,993
Projected Benefit Obligation	24,221	58,842	22,586	50,930	24,743	48,873

Current Liabilities	$—	$1,443	$—	$1,430	$—	$1,117
Non-current liabilities	8,800	33,522	5,802	23,386	7,813	20,763
Underfunded Status	$8,800	$34,965	$5,802	$24,816	$7,813	$21,880

The Company’s investment strategy is designed to help ensure that sufficient pension assets are available to pay benefits as they become due. Plan assets are invested in mutual funds that are valued using the NAV that is quoted in active markets (Level 1 input). These plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of September 28, 2019 there were no significant concentrations of credit risk related to pension plan assets. All other amounts and assumptions were not material for any period presented herein.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2019, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of September 28, 2019, our internal control over financial reporting was effective based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of September 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)    Remediation of Previously Identified Material Weakness

Management has concluded that the material weakness in internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures”, in our Annual Report on Form 10-K for the year ended September 29, 2018 has been remediated as of September 28, 2019.

(d)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts, Years Ended September 28, 2019, September 29, 2018 and September 30, 2017
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)	Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
3.8(8)	Certificate of Amendment of Amended and Restated Bylaws dated December 7, 2015
4.1(9)	Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5	Description of the Registrant's Securities (filed herewith)
10.1(10)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.2(11)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.3(12)*	Revised form of Officer and Director Indemnification Agreement.
10.4(13)*	2009 Incentive Plan, as amended on March 5, 2018.
10.5(14)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.6(15)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.7(16)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.8(17)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.9(18)*	Form of Change of Control Severance Benefit Agreement.
10.10(19)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.11(20)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.12(21)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

10.13(22)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.
10.14(23)
Third Amended and Restated Credit Agreement, dated as of February 1, 2018, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.15(24)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan.
10.16(25)*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan.
10.17(26)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.18(27)*	Second Amendment to the Sanmina Corporation Deferred Compensation Plan for Outside Directors.
10.19(28)*	Fourth Amendment to the Sanmina Corporation Deferred Compensation Plan.
10.20(29)‡
Receivables Purchase Agreement among Sanmina Corporation, the sellers and buyers from time to time party thereto and the Bank of Tokyo-Mitsubishi UFG, Ltd., as administrative agent, dated March 26, 2018.

10.21(30) ‡
Joinder and Amendment No. 1 to the Receivables Purchase Agreement dated June 25, 2018 among Sanmina Corporation, MUFG Bank Ltd. (formerly known as The Bank of Tokyo-Mitsubishi UFG, Ltd.), Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.22(13)*	Fifth Amendment to Sanmina Corporation Deferred Compensation Plan.
10.23(13)*	Sixth Amendment to Sanmina Corporation Deferred Compensation Plan.
10.26(13)±
Joinder Agreement and Amendment No. 2 dated September 17, 2018 among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.27(23)‡	Amendment No. 3 dated December 21, 2018 among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.
10.28(31)
Amendment No. 1 dated January 16, 2019 to Fourth Amended and Restated Credit Agreement, dated as of November 30, 2018, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.29(31)*	2019 Equity Incentive Plan
10.30(31)*	Form of Restricted Stock Unit Award Agreement for use under 2019 Equity Incentive Plan
10.31(31)*	Form of Stock Option Award Agreement for use under 2019 Equity Incentive Plan
10.32(32)
Amendment No. 2 dated April 5, 2019 to the Fourth Amended and Restated Credit Agreement dated as of November 30, 2018, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, As Administrative Agent.

10.33(32) ±	Amendment No. 4 dated April 3, 2019 among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.
10.34
Amended and Restated Security Agreement, dated as of June 3, 2019, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation party thereto as grantors and Bank of America, N.A. as administrative agent (filed herewith)

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

32.1(33)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(33)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Compensatory plan in which an executive officer or director participates.
‡ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment and this exhibit has been filed separately with the SEC.
± Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.

(1)
Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(11)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(12)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(13)	Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC on November 15, 2018.
(14)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(15)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(16)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(17)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(18)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(19)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(20)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(21)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(22)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(23)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first fiscal quarter ended December 29, 2018 filed with the SEC on February 7, 2019.
(24)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(25)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(26)	Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(27)	Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.

(28)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 13, 2017.
(29)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed with the SEC on May 2, 2018.
(30)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
(31)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed with the SEC on May 2, 2019.
(32)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 filed with the SEC on August 1, 2019.
(33)
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

Sanmina Corporation (Registrant)
By:	/s/ Hartmut Liebel
Hartmut Liebel
Chief Executive Officer
Date: November 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Hartmut Liebel and Kurt Adzema and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JURE SOLA	Executive Chairman and Director	November 8, 2019
Jure Sola

/s/ HARTMUT LIEBEL	Chief Executive Officer and Director (Principal Executive Officer)	November 8, 2019
Hartmut Liebel

/s/ KURT ADZEMA	Chief Financial Officer (Principal Financial Officer)	November 8, 2019
Kurt Adzema

/s/ BRENT BILLINGER	Controller (Principal Accounting Officer)	November 8, 2019
Brent Billinger

/s/ EUGENE A. DELANEY	Director	November 8, 2019
Eugene A. Delaney

/s/ JOHN P. GOLDSBERRY	Director	November 8, 2019
John P. Goldsberry

/s/ RITA S. LANE	Director	November 8, 2019
Rita S. Lane

/s/ JOSEPH LICATA	Director	November 8, 2019
Joseph Licata

/s/ KRISH PRABHU	Director	November 8, 2019
Krish Prabhu

/s/ MARIO M. ROSATI	Director	November 8, 2019
Mario M. Rosati

/s/ JACKIE M. WARD	Director	November 8, 2019
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales Adjustments
Fiscal year ended September 30, 2017	$15,081	$(747)	$—	$14,334
Fiscal year ended September 29, 2018	$14,334	$(2,123)	$—	$12,211
Fiscal year ended September 28, 2019	$12,211	$270	$—	$12,481