Form 10-K/A
period 2019-09-28
SANMINA CORP
filed 2019-12-09
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 28, 2019 (the “Original Form 10-K”) solely in order to correct the reference to and hyperlink for Exhibit 10.14 and to provide more detailed descriptions of certain other exhibits. Except as set forth in this Amendment, no other changes have been made to the Original Form 10-K. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update in any way the disclosures contained in the Original Form 10-K, which speak as of the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Since financial statements are not included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	All other documents and schedules have been omitted as they are not applicable to this Amendment.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)	Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
3.8(8)	Certificate of Amendment of Amended and Restated Bylaws dated December 7, 2015.
4.1(9)	Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(10)	Description of the Registrant's Securities.
10.1(11)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.2(12)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.3(13)*	Revised form of Officer and Director Indemnification Agreement.
10.4(14)*	2009 Incentive Plan, as amended on March 5, 2018.
10.5(15)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.6(16)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.7(17)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.8(18)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.9(19)*	Form of Change of Control Severance Benefit Agreement.
10.10(20)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.11(21)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.12(22)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

10.13(23)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.
10.14(24)
Fourth Amended and Restated Credit Agreement, dated as of November 30, 2018, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.15(25)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan.
10.16(26)*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan.
10.17(27)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.18(28)*	Second Amendment to the Sanmina Corporation Deferred Compensation Plan for Outside Directors.
10.19(29)*	Fourth Amendment to the Sanmina Corporation Deferred Compensation Plan.
10.20(30)‡
Receivables Purchase Agreement, dated as of March 26, 2018, among Sanmina Corporation, the sellers and buyers from time to time party thereto and the Bank of Tokyo-Mitsubishi UFG, Ltd., as administrative agent.

10.21(31) ‡
Joinder and Amendment No. 1 to the Receivables Purchase Agreement dated as of June 25, 2018, among Sanmina Corporation, MUFG Bank Ltd., (formerly known as The Bank of Tokyo-Mitsubishi UFG, Ltd.), Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.22(14)*	Fifth Amendment to Sanmina Corporation Deferred Compensation Plan.
10.23(14)*	Sixth Amendment to Sanmina Corporation Deferred Compensation Plan.
10.26(14)±
Joinder and Amendment No. 2 to the Receivables Purchase Agreement, dated as of September 17, 2018, among Sanmina Corporation, Sanmina-SCI Systems Singapore Pte. Ltd., MUFG Bank, Ltd., Wells Fargo Bank, N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.27(24)‡
Amendment No. 3 to the Receivables Purchase Agreement, dated as of December 21, 2018, among Sanmina Corporation, Sanmina-SCI Systems Singapore Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank, N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.28(32)
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of January 16, 2019, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.29(32)*	2019 Equity Incentive Plan
10.30(32)*	Form of Restricted Stock Unit Award Agreement for use under 2019 Equity Incentive Plan
10.31(32)*	Form of Stock Option Award Agreement for use under 2019 Equity Incentive Plan
10.32(33)
Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of April 5, 2019, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.33(33) ±
Amendment No. 4 to the Receivables Purchase Agreement, dated as of April 3, 2019, among Sanmina Corporation, Sanmina-SCI Systems Singapore Pte. Ltd., MUFG Bank, Ltd., Wells Fargo Bank, N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.34(10)
Amended and Restated Security Agreement, dated as of June 3, 2019, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation party thereto as grantors and Bank of America, N.A. as administrative agent.

14.1(10)	Code of Business Conduct and Ethics of the Registrant.
21.1(10)	Subsidiaries of the Registrant.
23.1(10)	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
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

32.1(34)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(34)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012.
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to same numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC on November 8, 2019.
(11)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(12)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(13)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(14)	Incorporated by reference to same numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2018, filed with the SEC on November 15, 2018.
(15)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(16)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(17)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(18)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(19)	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(20)	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(21)	Incorporated by reference to Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014, filed with the SEC on April 28, 2014.
(22)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(23)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, filed with the SEC on July 24, 2015.
(24)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first fiscal quarter ended December 29, 2018 filed with the SEC on February 7, 2019.
(25)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(26)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(27)	Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.

(28)	Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(29)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 13, 2017.
(30)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed with the SEC on May 2, 2018.
(31)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
(32)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed with the SEC on May 2, 2019.
(33)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 filed with the SEC on August 1, 2019.
(34)
Incorporated by reference to same numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2019 filed with the SEC on November 8, 2019.This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanmina Corporation (Registrant)
By:	/s/ KURT ADZEMA
Kurt Adzema
Chief Financial Officer
Date: December 6, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Executive Chairman and Director	December 6, 2019
Jure Sola

/s/ HARTMUT LIEBEL	Chief Executive Officer and Director (Principal Executive Officer)	December 6, 2019
Hartmut Liebel

/s/ KURT ADZEMA	Chief Financial Officer (Principal Financial Officer)	December 6, 2019
Kurt Adzema

*	Controller (Principal Accounting Officer)	December 6, 2019
Brent Billinger

*	Director	December 6, 2019
Eugene A. Delaney

*	Director	December 6, 2019
John P. Goldsberry

*	Director	December 6, 2019
Rita S. Lane

*	Director	December 6, 2019
Joseph Licata

*	Director	December 6, 2019
Krish Prabhu

*	Director	December 6, 2019
Mario M. Rosati

*	Director	December 6, 2019
Jackie M. Ward

* By:
/s/ KURT ADZEMA
Kurt Adzema
Attorney-in-Fact