Form 10-Q
period 2019-12-28
SANMINA CORP
filed 2020-01-30
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019
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

As of January 23, 2020, there were 70,644,580 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 28, 2019	September 28, 2019
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$430,564	$454,741
Accounts receivable, net of allowances of $9,327 and $12,481 as of December 28, 2019 and September 28, 2019, respectively	1,063,922	1,128,379
Contract assets	421,860	396,300
Inventories	843,764	900,557
Prepaid expenses and other current assets	45,131	40,952
Total current assets	2,805,241	2,920,929
Property, plant and equipment, net	612,214	630,647
Deferred tax assets	276,820	279,803
Other	135,460	74,134
Total assets	$3,829,735	$3,905,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,180,179	$1,336,914
Accrued liabilities	204,749	180,107
Accrued payroll and related benefits	106,476	127,647
Short-term debt, including current portion of long-term debt	38,728	38,354
Total current liabilities	1,530,132	1,683,022
Long-term liabilities:
Long-term debt	342,537	346,971
Other	277,681	232,947
Total long-term liabilities	620,218	579,918
Contingencies (Note 8)
Stockholders' equity	1,679,385	1,642,573
Total liabilities and stockholders' equity	$3,829,735	$3,905,513

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 28, 2019	December 29, 2018
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,840,171	$2,188,018
Cost of sales	1,705,289	2,038,681
Gross profit	134,882	149,337

Operating expenses:
Selling, general and administrative	63,151	63,028
Research and development	5,200	6,437
Restructuring and other	9,350	2,329
Total operating expenses	77,701	71,794

Operating income	57,181	77,543

Interest income	310	194
Interest expense	(5,877)	(8,271)
Other income (expense), net	1,318	(5,994)
Interest and other, net	(4,249)	(14,071)

Income before income taxes	52,932	63,472
Provision for income taxes	14,587	25,520
Net income	$38,345	$37,952

Net income per share:
Basic	$0.55	$0.56
Diluted	$0.53	$0.54

Weighted average shares used in computing per share amounts:
Basic	70,178	68,303
Diluted	72,598	70,901

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 28, 2019	December 29, 2018
	(Unaudited)
	(In thousands)
Net income	$38,345	$37,952
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	717	(252)
Derivative financial instruments:
Change in net unrealized amount	3,380	(6,497)
Amount reclassified into net income	(195)	2,410
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(187)	290
Amortization of actuarial losses and transition costs	544	198
Total other comprehensive income (loss)	4,259	(3,851)
Comprehensive income	$42,604	$34,101

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended
	December 28, 2019	December 29, 2018
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,267,509	$6,222,988
Issuances under stock plans	4,852	3,568
Stock-based compensation expense	6,906	5,816
Balance, end of period	6,279,267	6,232,372
Treasury Stock
Balance, beginning of period	(804,118)	(791,366)
Repurchases of treasury stock	(17,550)	(11,842)
Balance, end of period	(821,668)	(803,208)
Accumulated Other Comprehensive Income
Balance, beginning of period	42,259	73,944
Other comprehensive income (loss)	4,259	(3,851)
Balance, end of period	46,518	70,093
Accumulated Deficit
Balance, beginning of period	(3,863,077)	(4,032,722)
Cumulative effect of new accounting pronouncement (1)	—	28,130
Net income	38,345	37,952
Balance, end of period	(3,824,732)	(3,966,640)
Total stockholders' equity	$1,679,385	$1,532,617

Common Stock Shares Outstanding
Number of shares, beginning of period	105,551	103,128
Issuances under stock plans	1,290	1,028
Number of shares, end of period	106,841	104,156
Treasury Shares
Number of shares, beginning of period	(35,831)	(35,351)
Repurchases of treasury stock	(553)	(449)
Number of shares, end of period	(36,384)	(35,800)

(1) Due to the adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach.

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 28, 2019	December 29, 2018
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$38,345	$37,952
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	28,735	29,792
Stock-based compensation expense	6,906	5,816
Deferred income taxes	3,005	11,583
Other, net	(322)	353
Changes in operating assets and liabilities:
Accounts receivable	65,449	(160,974)
Contract assets	(25,560)	(43,998)
Inventories	57,357	(30,708)
Prepaid expenses and other assets	2,372	3,033
Accounts payable	(139,304)	(2,845)
Accrued liabilities	(15,812)	71,560
Cash provided by (used in) operating activities	21,171	(78,436)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,466)	(37,166)
Proceeds from sales of property, plant and equipment	420	575
Cash used in investing activities	(28,046)	(36,591)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(4,688)	—
Proceeds from revolving credit facility borrowings	717,000	1,043,825
Repayments of revolving credit facility borrowings	(717,000)	(928,825)
Debt issuance costs	—	(2,003)
Net proceeds from stock issuances	4,852	3,568
Repurchases of common stock	(17,550)	(11,842)
Cash provided by (used in) financing activities	(17,386)	104,723

Effect of exchange rate changes	84	66
Decrease in cash and cash equivalents	(24,177)	(10,238)
Cash and cash equivalents at beginning of period	454,741	419,528
Cash and cash equivalents at end of period	$430,564	$409,290

Cash paid during the period for:
Interest, net of capitalized interest	$4,725	$10,895
Income taxes, net of refunds	$4,888	$4,923
Unpaid purchases of property, plant and equipment at the end of period	$15,782	$41,910

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 28, 2019, included in the Company's 2019 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Results of operations for the first quarter of 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2019 was a 52-week year and fiscal 2020 will be a 53-week year, with the extra week in the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (H.R. 1) from accumulated other comprehensive income to retained earnings. The Company adopted this ASU at the beginning of fiscal 2020. The impact of adoption was not material.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements for Accounting For Hedging Activities", simplifying hedge accounting guidance and improving the financial reporting of hedging relationships by allowing an entity to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. This standard eliminates the requirement to separately measure and report hedge ineffectiveness, resulting in full recognition of the change in fair value that impacts earnings in the same income statement line item that is used to present the earnings effect of the hedged item. In addition, the guidance allows more flexibility in the requirements to qualify for and maintain hedge accounting. The Company adopted this ASU at the beginning of fiscal 2020. The impact of adoption was not material.

In February 2016, the FASB issued ASU 2016-02, "Leases: Amendments to the FASB Accounting Standards Codification (Topic 842)". This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. In addition, the FASB provided a practical expedient transition method that allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, as opposed to applying the requirements retrospectively and providing comparative prior period financial statements. The Company adopted the new standard on September 29, 2019, the first day of fiscal 2020, and applied the above practical expedient transition method. The Company elected certain other transition options which, among other things, allowed the Company to carry forward its prior conclusions about lease identification and classification.

Upon adoption of the new standard, the Company recognized approximately $65 million of right-of-use ("ROU") assets and lease liabilities. Adoption of the new standard did not have a material impact on the Company's consolidated statements of income or consolidated statements of cash flows.

Refer to Note 6 for additional information and disclosures related to the adoption of ASC 842.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. This ASU is effective for the Company at the beginning of fiscal 2022, including interim periods within that reporting period, although early adoption is permitted. The Company does not expect the impact of adoption to be significant.

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

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the existing incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This new standard is effective for the Company at the beginning of fiscal 2021, including interim periods within that reporting period. The Company does not expect the impact of adoption to be significant.

Note 2. Inventories

Components of inventories were as follows:

	As of
	December 28, 2019	September 28, 2019
	(In thousands)
Raw materials	$841,462	$898,077
Work-in-process	1,026	869
Finished goods	1,276	1,611
Total	$843,764	$900,557

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
The Company has determined that revenue for the majority of its contracts is required to be recognized on an over time basis. This determination is based on the fact that 1) the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancelation of a contract for convenience or 2) the Company’s customer simultaneously receives and consumes the benefits provided by the Company’s services. For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. At least 95% of the Company's revenue is recognized on an over time basis, which is as products are manufactured or services are performed. For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

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

Other

Other than the impact upon adoption of ASC 606 at the beginning of the first quarter of 2019, which was limited to beginning retained earnings, the application of ASC 606 has not materially impacted any financial statement line item for any period presented herein.
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

The Company applies the following practical expedients or policy elections under ASC 606:

•
The promised amount of consideration under a contract is not adjusted for the effects of a significant financing component because, at inception of a contract, the Company expects the period between when a good or service is transferred to a customer and when the customer pays for that good or service will generally be one year or less.

•
The Company has elected to not disclose information about remaining performance obligations that have original expected durations of one year or less, which is substantially all of the Company’s remaining performance obligations.

•	Incremental costs of obtaining a contract are not capitalized if the period over which such costs would be amortized to expense is less than one year.

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Segments:
IMS	$1,535,633	$1,780,884
CPS	304,538	407,134
Total	$1,840,171	$2,188,018

End Markets:
Industrial, Medical, Automotive and Defense	$1,107,547	$1,182,484
Communications Networks	580,743	779,721
Cloud Solutions	151,881	225,813
Total	$1,840,171	$2,188,018

Geography:
Americas (1)	$906,568	$1,163,878
EMEA	261,031	235,053
APAC	672,572	789,087
Total	$1,840,171	$2,188,018

(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of December 28, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, neither of which were material as of December 28, 2019 or September 28, 2019.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of December 28, 2019 or September 28, 2019.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 28, 2019	September 28, 2019
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$102,759	$106,564
Number of contracts	45	46
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$253,813	$299,127
Number of contracts	41	43

The Company utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from (1) forecasted non-functional currency sales (2) forecasted non-functional currency materials, labor, overhead and other expenses and (3) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts are designated as cash flow hedges for accounting purposes and are generally one to two months in duration but, by policy, may be up to twelve months in duration.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in Other Comprehensive Income on derivative instruments and the amount of gain (loss) reclassified from AOCI into income were not material for any period presented herein. Additionally, the amount of ineffectiveness was not material in the first quarter of 2019. Pursuant to a new accounting standard, as of the beginning of 2020, the Company is no longer required to separately measure and report hedge ineffectiveness.

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of December 28, 2019 and September 28, 2019, interest rate swaps with an aggregate notional amount of $350 million, respectively, were outstanding. The aggregate effective interest rate of these swaps as of December 28, 2019 was approximately 4.3%. As of December 28, 2019, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $17 million, of which $4 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	December 28, 2019	September 28, 2019
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	$365,974	$370,409
Non-interest bearing promissory notes	15,291	14,916
Total long-term debt	381,265	385,325
Less: Current portion of non-interest bearing promissory notes	15,291	14,916
Current portion of long-term debt	23,437	23,438
Long-term debt	$342,537	$346,971

Maturities of the Term Loan as of December 28, 2019 by fiscal year are as follows:

(In Thousands)
Remainder of 2020	$18,750
2021	18,750
2022	18,750
2023	14,062
2024	300,000
$370,312

As of December 28, 2019, there were no borrowings and $8 million of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver"). The Amended Cash Flow Revolver provides a committed $375 million Term Loan, which was drawn and outstanding as of December 28, 2019.

As of December 28, 2019, certain foreign subsidiaries of the Company had a total of $72 million of short-term borrowing facilities, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of December 28, 2019.

Note 6. Leases

The Company's leases consist primarily of operating leases for buildings and land. These leases have initial lease terms of up to 44 years and, upon adoption of ASC 842, are recorded on the Company's balance sheet as lease liabilities and corresponding right-of-use ("ROU") assets. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company's initial lease liability and corresponding ROU asset only if it is reasonably certain that the Company will exercise such options. Leases with lease terms of twelve months or less are not recorded on the Company's balance sheet.

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet as of December 28, 2019 are as follows:

As of
December 28, 2019
(In thousands)
Other assets (1)	$60,130

Accrued liabilities	17,284
Other long-term liabilities	43,197
Total lease liabilities	$60,481

Weighted average remaining lease term (in years)	7.11
Weighted average discount rate	3.13%

(1)    Net of accumulated amortization of $4 million.

The Company’s lease liability and ROU assets represent the present value of future lease payments which, pursuant to the Company's accounting election, are a combination of lease components and non-lease components such as maintenance and utilities. Since the Company's leases generally do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date for purposes of determining the present value of lease payments. The Company's incremental borrowing rate is based on the term of the lease, the economic environment of the lease and the effect of collaterization, if any. Upon adoption of ASC 842, the Company used the incremental borrowing rate as of that date for all leases that commenced prior to that date.

Operating lease expense, which is recognized on a straight-line basis over the term of a lease, and cash payments for operating leases were $5 million for the three months ended December 28, 2019. Certain of the Company’s lease payments are variable because such payments adjust periodically based on changes in consumer price and other indexes.

Future lease payments under non-cancelable operating leases as of December 28, 2019, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2020	$14,600
2021	15,711
2022	11,115
2023	5,125
2024	4,018
Thereafter	17,323
Total lease payments	67,892
Less: imputed interest	7,411
Total	$60,481

Note 7. Accounts Receivable Sale Program

The Company has entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by the banks that are party to the RPA. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended December 28, 2019 and December 29, 2018, the Company sold $538 million and $561 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of December 28, 2019 and September 28, 2019, $182 million and $241 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of December 28, 2019 and September 28, 2019, $78 million and $76 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 8. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 28, 2019 and September 28, 2019, the Company had reserves of $35 million and $36 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of December 28, 2019, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of December 28, 2019. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

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

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The operative amended complaint seeks certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before the filing of the initial complaint to the time of trial. Additionally, on November 1, 2019, another contractor retained through a temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court. The complaint, which includes a single cause of action under California’s Private Attorneys General Act of 2004, alleges Labor Code violations substantially similar to those alleged in the October 2018 class action lawsuit and seeks penalties on behalf of the State of California and other “aggrieved employees” (defined to be current and former hourly, non-exempt employees employed by the Company between August 22, 2018 and the present). The Company intends to vigorously defend these matters.

On December 20, 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract, and gross negligence/willful misconduct, alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (the “Dialight MSA”), and then breached its obligations contained in the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks an unspecified amount of compensatory and punitive damages. The Company intends to vigorously prosecute its claim against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and intends to defend against them vigorously.

For each of the matters noted above, a loss is not currently considered probable and estimable and the Company is unable to reasonably estimate a range of possible loss at this time.

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

Note 9. Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended
	December 28, 2019	December 29, 2018

Severance costs (approximately 1,450 employees)	$6,728	$—
Other exit costs (recognized as incurred)	8	—
Total - Q1 FY20 plan	6,736	—
Costs incurred for other plans	2,424	2,139
Total - all plans	$9,160	$2,139

Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan. Under this plan, the Company expects to incur restructuring charges of approximately $10 million to $20 million, consisting primarily of cash severance costs, primarily over the first half of 2020. In addition, the Company is still in the process of completing restructuring actions under other plans.

Actions under the Q1 FY20 plan began in the first quarter of 2020 and are expected to occur through fiscal 2020. Cash payments of severance began in the first quarter of 2020 and are expected to occur through fiscal 2020.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.

All Plans

The Company’s Integrated Manufacturing Solutions ("IMS") segment incurred costs under all restructuring plans of $7 million for the three months ended December 28, 2019 and recognized a benefit under all restructuring plans of $4 million for the three months ended December 29, 2018, primarily as a result of a recovery from a third party of certain environmental remediation costs. The Company’s Components, Products and Services ("CPS") segment incurred costs under all restructuring plans of $2 million and $6 million for the three months ended December 28, 2019 and December 29, 2018, respectively. As of December 28, 2019 and September 28, 2019, the Company had accrued liabilities of $4 million and $5 million, respectively, for restructuring costs (exclusive of environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY20 plan, the Company expects to incur restructuring costs in future periods primarily for vacant facilities and former sites for which the Company is or may be responsible for environmental remediation.

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

The Company's provision for income taxes for the three months ended December 28, 2019 and December 29, 2018 was $15 million (28% of income before taxes) and $26 million (40% of income before taxes), respectively. Income tax expense for the three months ended December 28, 2019 decreased primarily as a result of lower income before tax and the impact of a tax-related restructuring transaction that became effective in the fourth quarter of 2019.

Note 11. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 28, 2019	September 28, 2019
	(In thousands)
Foreign currency translation adjustments	$86,985	$86,268
Unrealized holding losses on derivative financial instruments	(16,703)	(19,888)
Unrecognized net actuarial losses and transition costs for benefit plans	(23,764)	(24,121)
Total	$46,518	$42,259

Unrealized holding losses on derivative financial instruments includes losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of December 28, 2019 and September 28, 2019, interest rate swaps with an aggregate notional amount of $350 million for both periods, were outstanding. The aggregate effective interest rate of these swaps as of December 28, 2019 was approximately 4.3%. As of December 28, 2019, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $17 million, of which $4 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Stock Repurchase Program

During the first quarter of 2020, the Board of Directors authorized the Company to purchase an additional $200 million of its common stock on the same terms as previously approved repurchase programs with no expiration. During the three months ended December 28, 2019 and December 29, 2018, the Company repurchased 0.3 million and 0.3 million shares of its common stock for $9 million and $7 million, respectively. As of December 28, 2019, an aggregate of $292 million remains available under repurchase programs authorized by the Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 0.3 million and 0.2 million shares of its common stock during the three months ended December 28, 2019 and December 29, 2018, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $8 million and $5 million, respectively, to applicable tax authorities in connection with these repurchases.

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

The Company's operations are managed as two businesses: IMS and CPS. The Company's CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled "CPS" and the Company has only one reportable segment - IMS.

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Gross sales:
IMS	$1,543,935	$1,793,182
CPS	336,431	455,803
Intersegment revenue	(40,195)	(60,967)
Net sales	$1,840,171	$2,188,018

Gross profit:
IMS	$101,182	$110,656
CPS	36,612	40,519
Total	137,794	151,175
Unallocated items (1)	(2,912)	(1,838)
Total	$134,882	$149,337

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets and charges or credits resulting from distressed customers.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Net sales:
Americas (1)	$906,568	$1,163,878
EMEA	261,031	235,053
APAC	672,572	789,087
Total	$1,840,171	$2,188,018

(1)	Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	55%	54%
Number of customers representing 10% or more of net sales	2	2

Note 13. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
	(In thousands, except per share data)
Numerator:
Net income	$38,345	$37,952

Denominator:
Weighted average common shares outstanding	70,178	68,303
Effect of dilutive stock options and restricted stock units	2,420	2,598
Denominator for diluted earnings per share	72,598	70,901

Net income per share:
Basic	$0.55	$0.56
Diluted	$0.53	$0.54

Note 14. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Stock options	$(1,145)	$93
Restricted stock units, including performance based awards	8,051	5,723
Total	$6,906	$5,816

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Cost of sales	$2,912	$1,735
Selling, general and administrative	3,925	3,990
Research and development	69	91
Total	$6,906	$5,816

As of December 28, 2019, an aggregate of 7.8 million shares were authorized for future issuance under the Company's stock plans, of which 4.7 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.1 million shares of common stock were available for future grant.

Restricted and Performance Stock Units

The Company grants restricted stock units and restricted stock units with performance conditions ("PSUs") to executive officers, directors and certain other employees. These units vest over periods ranging from 1 year to 4 years and/or upon achievement of specified performance criteria and are automatically exchanged for shares of common stock at the vesting date. If performance metrics are not met within specified time limits, the award will be canceled. Compensation expense associated with restricted stock units and PSUs is recognized ratably over the vesting period, subject to probability of achievement for PSUs.

During the first quarter of 2020, the Company granted PSUs for 293,500 shares for which vesting is contingent on cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved, no shares will vest. If the minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 80% to 120% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company's total shareholder return relative to that of its peer group over this same period. These PSUs will expire on December 31, 2022 if such performance conditions have not been met.

Activity with respect to the Company's restricted stock awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 28, 2019	3,153	27.82	1.30	102,720
Granted	815	33.11
Vested/Forfeited/Cancelled	(678)	28.84
Outstanding as of December 28, 2019	3,290	28.92	1.59	109,780
Expected to vest as of December 28, 2019	2,774	29.11	1.44	92,557

As of December 28, 2019, unrecognized compensation expense of $52 million is expected to be recognized over a weighted average period of 1.5 years. Additionally, as of December 28, 2019, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria was not currently considered probable is $7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of, acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the impact of future potential tariffs on our business; any statements regarding the impact of changes in tax laws; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that the Company announces material financial information to its investors using its investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. The Company uses these channels to communicate with its investors and the public about the Company, its products and services and other issues. It is possible that the information the Company posts on its investor relations website could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in the Company to review the information it posts on its investor relations website. The content of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

Sanmina Corporation and its subsidiaries (the “Company”, “we” or “us”) operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2019 was a 52-week year and fiscal 2020 will be a 53-week year, with the extra week in the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

Overview

We are a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our products and services primarily to original equipment manufacturers (OEMs) that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions industries.

We operate in the Electronics Manufacturing Services (“EMS”) industry and manage our operations as two businesses:

1.	Integrated Manufacturing Solutions ("IMS"). Our IMS segment consists of printed circuit board assembly and test, final system assembly and test and direct-order-fulfillment.

2.
Components, Products and Services ("CPS"). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory from our Viking Technology division; enterprise solutions from our Viking Enterprise Solutions division; radio frequency ("RF"), optical and microelectronic; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair services.

Our only reportable segment is IMS, which represented approximately 80% of our total revenue in the first quarter of 2020 and first quarter of 2019. Our CPS business consists of multiple operating segments, which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and improving our profitability while growing our revenue has been challenging.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. Two customers represented 10% or more of our net sales for all periods presented.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates related to product returns, accounts receivable, inventories, intangible assets, income taxes, warranty obligations, environmental matters, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

For a complete description of our critical accounting policies and estimates, refer to our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 8, 2019.

Results of Operations

Key Operating Results

	Three Months Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Net sales	$1,840,171	$2,188,018
Gross profit	$134,882	$149,337
Operating income	$57,181	$77,543
Net income	$38,345	$37,952

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$1,107,547	$1,182,484	$(74,937)	(6.3)%
Communications Networks	580,743	779,721	(198,978)	(25.5)%
Cloud Solutions	151,881	225,813	(73,932)	(32.7)%
Total	$1,840,171	$2,188,018	$(347,847)	(15.9)%

Net sales decreased from $2.2 billion in the first quarter of 2019 to $1.8 billion in the first quarter of 2020, a decrease of 15.9%. In general, the decrease was primarily due to the fact that sales in 2019 were favorably impacted by the availability of components, the availability of which had been constrained in 2018. Improved availability of these components in 2019 allowed us to catch up to pent-up demand, beginning in the first quarter of 2019 and continuing throughout 2019. Sales in our industrial, medical defense and automotive end market addition were further impacted by a transition of certain programs in our industrial segment, partially offset by new program ramps in our automotive segment. Sales in our communications networks end market were also impacted by decreased overall demand for routing and optical products. Sales to customers in our cloud solutions end market decreased 32.7% primarily due to the ramp of a new program with a Tier One cloud service provider in the first quarter of 2019 and decreased demand for set top boxes.

Gross Margin

Gross margin increased to 7.3% for the first quarter of 2020 from 6.8% for the first quarter of 2019. IMS gross margin increased to 6.6% for the first quarter of 2020, from 6.2% for the first quarter of 2019, due primarily to improved operational efficiencies. CPS gross margin increased to 10.9% for the first quarter of 2020, from 8.9% for the first quarter of 2019, primarily due to improved operational efficiencies and continued benefits of certain plant closures during the past two years.

We expect our gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products required by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

•	changes in customer demand and sales volumes for our vertically integrated system components and subassemblies;

•	changes in the overall volume of our business, which affect the level of capacity utilization;

•	changes in the mix of high and low margin products demanded by our customers;

•	parts shortages and extended parts lead times caused by high demand or natural disasters, and related operational disruption and inefficiencies;

•	greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;

•	provisions for excess and obsolete inventory, including those associated with distressed customers;

•	levels of operational efficiency and production yields;

•	wage inflation and rising materials costs;

•	resolution of claims with our customers;

•	our ability to pass tariffs we incur upon importation of components for production of our customers’ products through to our customers; and

•	our ability to transition the location of and ramp manufacturing and assembly operations when desired or requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, General and Administrative expenses increased $0.1 million, from $63.0 million, or 2.9% of net sales, in the first quarter of 2019 to $63.2 million, or 3.4% of net sales, in the first quarter of 2020.

Research and Development

Research and Development expenses decreased $1.2 million, from $6.4 million, or 0.3% of net sales, in the first quarter of 2019 to $5.2 million, or 0.3% of net sales, in the first quarter of 2020. This decrease resulted primarily from certain plant closures and an increase in billable customer engineering products that required our engineering resources, the cost of which would otherwise have been absorbed by us.

Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended
	December 28, 2019	December 29, 2018

Severance costs (approximately 1,450 employees)	$6,728	$—
Other exit costs	8	—
Total - Q1 FY20 plan	6,736	—
Costs incurred for other plans	2,424	2,139
Total - all plans	$9,160	$2,139
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan. Under this plan, we expect to incur restructuring charges of approximately $10 million to $20 million, consisting primarily of cash severance costs, primarily over the first half of 2020. In addition, we are still in the process of completing restructuring actions under other plans.

Actions under the Q1 FY20 plan began in the first quarter of 2020 and are expected to occur through fiscal 2020. Cash payments of severance began in the first quarter of 2020 and are expected to occur through fiscal 2020.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans

Our Integrated Manufacturing Solutions ("IMS") segment incurred costs under all restructuring plans of $7 million for the three months ended December 28, 2019 and recognized a benefit under all restructuring plans of $4 million for the three months ended December 29, 2018, primarily as a result of a recovery from a third party of certain environmental remediation costs. Our Components, Products and Service ("CPS") segment incurred costs under all restructuring plans of $2 million and $6 million for the three months ended December 28, 2019 and December 29, 2018, respectively. As of December 28, 2019 and September 28, 2019, we had accrued liabilities of $4 million and $5 million, respectively, for restructuring costs (exclusive of environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY20 plan, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Provision for Income Taxes

Our provision for income taxes for the three months ended December 28, 2019 and December 29, 2018 was $15 million (28% of income before taxes) and $26 million (40% of income before taxes), respectively. Income tax expense for the three months ended December 28, 2019 decreased primarily as a result of lower income before tax and the impact of a tax-related restructuring transaction that became effective in the fourth quarter of 2019.

Liquidity and Capital Resources

	Three Months Ended
	December 28, 2019	December 29, 2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$21,171	$(78,436)
Investing activities	(28,046)	(36,591)
Financing activities	(17,386)	104,723
Effect of exchange rate changes on cash and cash equivalents	84	66
Decrease in cash and cash equivalents	$(24,177)	$(10,238)

Key Working Capital Management Measures

	As of
	December 28, 2019	September 28, 2019
Days sales outstanding (1)	54	56
Contract asset days (2)	20	19
Inventory turns (3)	7.8	7.7
Days inventory on hand (4)	47	47
Accounts payable days (5)	68	70
Cash cycle days (6)	53	52

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

Cash and cash equivalents were $431 million at December 28, 2019 and $455 million at September 28, 2019. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was $1.3 billion and $1.2 billion as of December 28, 2019 and September 28, 2019, respectively.

Net cash provided by (used in) operating activities was $21 million and $(78) million for the three months ended December 28, 2019 and December 29, 2018, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the three months ended December 28, 2019, we generated $77 million of cash primarily from earnings, excluding non-cash items, and consumed $55 million of cash due primarily to decreases in accounts payable and accrued liabilities and an increase in contract assets, partially offset by decreases in accounts receivable and inventory. The decreases noted previously were primarily due to decreased business volume. Our DPO decreased from 70 days as of September 28, 2019 to 68 days as of December 28, 2019 due primarily to an unfavorable shift in the linearity of material receipts (i.e., more components were received and paid for within the quarter). Accrued liabilities decreased primarily due to a lower level of sales of accounts receivable for which we, as a servicer, collected on behalf of the financial institutions to which the receivables were sold, but had not yet remitted the collected funds to such financial institutions. Our DSO decreased from 56 days as of September 28, 2019 to 54 days as of December 28, 2019 due primarily to a favorable shift in customer payment terms mix from customers with longer payment terms to customers with shorter payment terms and a favorable shift in linearity of product shipment to customers. Inventory decreased primarily due to decreased business volume, improved availability of supply-constrained parts that reduced the need to carry other inventory while waiting for these supply-constrained parts to become available, and other inventory reduction initiatives. Contract assets increased due primarily to spending on certain early-stage contracts for which customers have not yet been billed.

Net cash used in investing activities was $28 million and $37 million for the three months ended December 28, 2019 and December 29, 2018, respectively. During the three months ended December 28, 2019, we used $28 million of cash for capital expenditures. During the three months ended December 29, 2018, we used $37 million of cash for capital expenditures.

Net cash provided for (used in) financing activities was $(17) million and $105 million for the three months ended December 28, 2019 and December 29, 2018, respectively. During the three months ended December 28, 2019, we repaid $5 million of the Term Loan, used $17 million of cash to repurchase common stock (including $8 million related to employee tax withholdings on vested restricted stock units) and received $4 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the three months ended December 29, 2018, we used $12 million of cash to repurchase common stock (including $5 million related to employee tax withholdings on vested restricted stock units), borrowed $115 million of cash under the Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver"), received $4 million net proceeds from issuances of common stock pursuant to stock option exercises and incurred $2 million of debt issuance costs in connection with our revolving credit amendment.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 0.3 million and 0.3 million shares of our common stock for $9 million and $7 million during the three months ended December 28, 2019 and December 29, 2018, respectively. As of December 28, 2019, an aggregate of $292 million remained available under our stock repurchase programs authorized by the Board of Directors, none of which is subject to an expiration date.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of December 28, 2019 and September 28, 2019, interest rate swaps with an aggregate notional amount of $350 million, respectively, were outstanding. The aggregate effective interest rate under these swaps as of December 28, 2019 was approximately 4.3%. As of December 28, 2019, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $17 million, of which $4 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver contains customary negative covenants limiting our ability and that of our subsidiaries to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, subject to certain exceptions. As of December 28, 2019, we were in compliance with these covenants.

We have a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by the banks party to the RPA. A maximum of $553 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended December 28, 2019 and December 29, 2018, we sold accounts receivable of $538 million and $561 million, respectively, under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of December 28, 2019 and September 28, 2019, $182 million and $241 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of December 28, 2019 and September 28, 2019, $78 million and $76 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of December 28, 2019, we had reserves of $35 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of December 28, 2019, we had a liability of $108 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. Our primary sources of liquidity as of December 28, 2019 consisted of (1) cash and cash equivalents of $431 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) foreign short-term borrowing facilities of $72 million, all of which was available; (4) proceeds from the sale of accounts receivable under our uncommitted receivables sales programs and (5) cash generated from operations.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. Should demand for our services change significantly over the next 12 months or should we experience significant increases in delinquent or uncollectible accounts receivable, our cash provided by operations could be adversely impacted.

As of December 28, 2019, 64% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of December 28, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to the Amended Cash Flow Revolver as the interest rate we pay for borrowings is determined at the time of borrowing based on a floating index. Therefore, although we can elect to fix the interest rate at the time of borrowing, the facility does expose us to market risk for changes in interest rates. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months, although we currently have a four-year contract that hedges a non-functional currency denominated note payable due in 2020. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of December 28, 2019, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $254 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales, (2) forecasted non-functional currency materials, labor, overhead and other expenses and (3) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $103 million as of December 28, 2019.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that occurred during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 28, 2019, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 20, 2019, the Company sued its former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and gross negligence/willful misconduct, alleges that Sanmina fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“Dialight MSA”), and then breached its obligations under the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks an unspecified amount of compensatory and punitive damages. The Company intends to vigorously prosecute its claim against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and intends to defend against them vigorously.

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The operative amended complaint seeks certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before the filing of the initial complaint to the time of trial. Additionally, on November 1, 2019, another contractor retained through a temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court. The complaint, which includes a single cause of action under California’s Private Attorneys General Act of 2004, alleges Labor Code violations substantially similar to those alleged in the October 2018 class action lawsuit and seeks penalties on behalf of the State of California and other “aggrieved employees” (defined to be current and former hourly, non-exempt employees employed by the Company between August 22, 2018 and the present). The Company intends to vigorously defend these matters.

Except as set forth above, reference is made to the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended September 28, 2019 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended December 29, 2018.

In addition, from time to time, we may become involved in routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We record liabilities for such matters when a loss becomes probable and the amount of loss can be reasonably estimated. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of litigation costs, diversion of management resources, and other factors.

Refer to Note 8 to Condensed Consolidated Financial Statements.

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

•	political and economic developments in countries in which we have operations, which could restrict our operations or those of our suppliers and/or customers or increase our costs.

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

•	rising labor costs;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	labor unrest, including strikes;

•	difficulties in staffing due to immigration or travel restrictions imposed by national governments, including the U.S.;

•	security concerns;

•	political instability and/or regional military tension or hostilities;

•	fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;

•	the imposition of currency controls;

•	exposure to heightened corruption risks;

•	aggressive, selective or lax enforcement of laws and regulations by national governmental authorities;

•	potentially increased risk of misappropriation of intellectual property; and

•	an outbreak of a contagious disease, such as coronavirus, which may cause us or our suppliers and/or customers to temporarily suspend our operations in the affected city or country.

We operate in countries that have experienced labor unrest, political instability or conflict and strife, including Brazil, China, India, Israel, Malaysia, Mexico and Thailand, and we have experienced work stoppages and similar disruptions in these foreign jurisdictions. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

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

Although we maintain significant manufacturing capacity in the U.S., the substantial majority of our manufacturing operations are located outside the U.S. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. As a result of continuing trade disputes, the U.S., China, the E.U and several other countries have imposed tariffs on certain imported products. In particular, the U.S. has imposed tariffs impacting certain components and products imported from China by us into the U.S. These tariffs apply to both components imported into the U.S. from China for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in China and that are then imported into the U.S. Any decision by a large number of our customers to cease using our manufacturing services due to the continued application of tariffs would materially reduce our revenue and net income. In addition, our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incurred to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we were for any reason unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from customers until sometime later, if at all, which would adversely impact our operating cash flow in a given period.

Our supply chain is subject to a number of economic, regulatory and environmental risks that could increase our costs or cause us to delay shipments to customers, reducing our revenue and margins and increasing our inventory.

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have in the past experienced, and may experience in the future, delays in delivery and shortages of components, particularly certain types of capacitors, resistors and discrete semiconductors used in many of the products we manufacture. These conditions have resulted and could in the future result in increased component prices and delays in product shipments to customers, both of which would decrease our revenue and margins, as well as increase our inventory of other components, which would reduce our operating cash flow.

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

Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions and there is increased stockholder interest in corporate sustainability initiatives. Collectively, such initiatives could lead to an increase in the price of energy over time. A sustained increase in energy prices for any reason could increase our raw material, components, operations and transportation costs. We could also suffer reputational damage if our sustainability practices are not perceived to be adequate. Finally, government regulations, such as the Dodd-Frank Act disclosure requirements relating to conflict minerals, and customer interest in responsible sourcing could decrease the availability and increase the prices of components used in our customers' products. We may not be able to increase our product prices enough to offset these increased costs, in which case our profitability would be reduced.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. Recent international initiatives require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in an increase to income tax expense and therefore a decrease in our net income.

Our strategy to pursue higher margin business depends in part on the success of our CPS business, which, if not successful, could cause our future gross margins and operating results to be lower.

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

Cyberattacks and other disruptions of our information technology ("IT") network and systems could interrupt our operations, lead to loss of our customer and employee data and subject us to damages.

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of network security measures that we believe to be reasonable, both our internal and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing and business email compromise efforts. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense division is subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance coverage for cyber-attacks is limited. There can be no assurance that the security measures we choose to implement will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in U.S. government programs.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, organizing, whistle-blowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. For example, in October 2018, a contractor who had been retained by us through a third-party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against us in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with federal, state or foreign regulatory authorities, which amounts could be substantial and which would reduce our net income.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs and increase our margins, and to further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of our outstanding indebtedness, stock repurchase activity, the amount available under our accounts receivable sales programs and availability under our revolving credit facility. In the event we need or desire additional liquidity to expand our business, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. A failure to maintain adequate liquidity would prevent us from purchasing components and satisfying customer demand, which would reduce both our revenue and profitability.

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

We prepare our consolidated financial statements in conformity with GAAP. Our preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets, liabilities and net income during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

These principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, in fiscal 2019, we implemented the new revenue recognition standard, which is complex and requires significant management judgment. Although we believe the judgments we applied in implementation of the new revenue recognition standard are appropriate, there can be no assurance that we will not be required to change our judgments relating to implementation of such standard in the future, whether as a result of new guidance or otherwise. A significant change in our accounting judgments could have a significant impact on our reported revenue, gross profits or balance sheets. In general, changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, we identified a material weakness in our internal controls over financial reporting in 2018 that required remediation in 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2017, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. In September 2019, the Board authorized an additional $200 million stock repurchase program. These programs have no expiration date. The table below sets forth information regarding our repurchases of our common stock under these authorizations during the first quarter of 2020.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
September 29, 2019 through October 26, 2019	—	$—	—	$300,823,253
Month #2
October 27, 2019 through November 23, 2019	293,223	$30.90	293,223	$291,763,474
Month #3
November 24, 2019 through December 28, 2019	—	$—	—	$291,736,474
Total	293,223	$30.90	293,223

(1)	All months shown are our fiscal months.

(2)	Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Item 6. Exhibits

Exhibit Number	Description

10.35*	Separation and Release Agreement dated January 10, 2020 between Sanmina Corporation and Michael Clarke (filed herewith).

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

________________________

*    Compensatory arrangement in which an executive officer or director participates.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ HARTMUT LIEBEL
Hartmut Liebel
Chief Executive Officer (Principal Executive Officer)

Date:	January 30, 2020

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	January 30, 2020