Form 10-Q
period 2020-03-28
SANMINA CORP
filed 2020-04-29
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020
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

As of April 22, 2020, there were 68,207,673 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 28, 2020	September 28, 2019
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,114,585	$454,741
Accounts receivable, net of allowances of $10,089 and $12,481 as of March 28, 2020 and September 28, 2019, respectively	918,582	1,128,379
Contract assets	407,284	396,300
Inventories	883,727	900,557
Prepaid expenses and other current assets	39,121	40,952
Total current assets	3,363,299	2,920,929
Property, plant and equipment, net	591,738	630,647
Deferred tax assets	285,244	279,803
Other	119,904	74,134
Total assets	$4,360,185	$3,905,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,126,997	$1,336,914
Accrued liabilities	225,330	180,107
Accrued payroll and related benefits	105,312	127,647
Short-term debt, including current portion of long-term debt	673,437	38,354
Total current liabilities	2,131,076	1,683,022
Long-term liabilities:
Long-term debt	338,105	346,971
Other	273,255	232,947
Total long-term liabilities	611,360	579,918
Contingencies (Note 8)
Stockholders' equity	1,617,749	1,642,573
Total liabilities and stockholders' equity	$4,360,185	$3,905,513

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,590,550	$2,126,639	$3,430,721	$4,314,657
Cost of sales	1,483,129	1,973,537	3,188,418	4,012,218
Gross profit	107,421	153,102	242,303	302,439

Operating expenses:
Selling, general and administrative	62,257	64,186	125,408	127,214
Research and development	5,767	7,599	10,967	14,036
Restructuring and other	15,028	3,202	24,378	5,531
Total operating expenses	83,052	74,987	160,753	146,781

Operating income	24,369	78,115	81,550	155,658

Interest income	418	364	728	558
Interest expense	(6,040)	(8,472)	(11,917)	(16,743)
Other expense, net	(7,660)	(891)	(6,342)	(6,885)
Interest and other, net	(13,282)	(8,999)	(17,531)	(23,070)

Income before income taxes	11,087	69,116	64,019	132,588
Provision for income taxes	6,205	28,231	20,792	53,751
Net income	$4,882	$40,885	$43,227	$78,837

Net income per share:
Basic	$0.07	$0.59	$0.61	$1.15
Diluted	$0.07	$0.57	$0.60	$1.11

Weighted average shares used in computing per share amounts:
Basic	70,584	68,821	70,377	68,556
Diluted	72,245	71,446	72,429	71,162

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(Unaudited)
	(In thousands)
Net income	$4,882	$40,885	$43,227	$78,837
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(2,887)	(235)	(2,170)	(487)
Derivative financial instruments:
Change in net unrealized amount	(8,306)	(2,478)	(4,926)	(8,975)
Amount reclassified into net income	538	(2,645)	343	(235)
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	415	109	228	399
Amortization of actuarial losses and transition costs	102	237	646	435
Total other comprehensive loss	(10,138)	(5,012)	(5,879)	(8,863)
Comprehensive income (loss)	$(5,256)	$35,873	$37,348	$69,974

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,279,267	$6,232,372	$6,267,509	$6,222,988
Issuances under stock plans	320	5,771	5,172	9,339
Stock-based compensation expense	7,783	6,626	14,689	12,442
Other issuances	—	138	—	138
Balance, end of period	6,287,370	6,244,907	6,287,370	6,244,907
Treasury Stock
Balance, beginning of period	(821,668)	(803,208)	(804,118)	(791,366)
Repurchases of treasury stock	(64,483)	(306)	(82,033)	(12,148)
Balance, end of period	(886,151)	(803,514)	(886,151)	(803,514)
Accumulated Other Comprehensive Income
Balance, beginning of period	46,518	70,093	42,259	73,944
Other comprehensive loss	(10,138)	(5,012)	(5,879)	(8,863)
Balance, end of period	36,380	65,081	36,380	65,081
Accumulated Deficit
Balance, beginning of period	(3,824,732)	(3,966,640)	(3,863,077)	(4,032,722)
Cumulative effect of new accounting pronouncement (1)	—	—	—	28,130
Net income	4,882	40,885	43,227	78,837
Balance, end of period	(3,819,850)	(3,925,755)	(3,819,850)	(3,925,755)
Total stockholders' equity	$1,617,749	$1,580,719	$1,617,749	$1,580,719

Common Stock Shares Outstanding
Number of shares, beginning of period	106,841	104,156	105,551	103,128
Issuances under stock plans	285	640	1,575	1,668
Number of shares, end of period	107,126	104,796	107,126	104,796
Treasury Shares
Number of shares, beginning of period	(36,384)	(35,800)	(35,831)	(35,351)
Repurchases of treasury stock	(2,540)	(6)	(3,093)	(455)
Number of shares, end of period	(38,924)	(35,806)	(38,924)	(35,806)

(1) Due to the adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach.

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 28, 2020	March 30, 2019
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$43,227	$78,837
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	56,777	58,880
Stock-based compensation expense	14,689	12,442
Deferred income taxes	1,952	23,410
Goodwill and other asset impairments	8,409	—
Other, net	568	587
Changes in operating assets and liabilities:
Accounts receivable	207,994	(129,741)
Contract assets	(10,984)	(26,219)
Inventories	15,333	16,559
Prepaid expenses and other assets	11,687	436
Accounts payable	(185,175)	(85,037)
Accrued liabilities	(7,578)	77,148
Cash provided by operating activities	156,899	27,302

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(45,088)	(72,962)
Proceeds from sales of property, plant and equipment	632	1,139
Cash used in investing activities	(44,456)	(71,823)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(24,986)	—
Proceeds from revolving credit facility borrowings	1,909,000	2,242,225
Repayments of revolving credit facility borrowings	(1,259,000)	(2,207,225)
Debt issuance costs	—	(2,003)
Net proceeds from stock issuances	5,172	9,339
Repurchases of common stock	(82,033)	(12,010)
Cash provided by financing activities	548,153	30,326

Effect of exchange rate changes	(752)	161
Increase (decrease) in cash and cash equivalents	659,844	(14,034)
Cash and cash equivalents at beginning of period	454,741	419,528
Cash and cash equivalents at end of period	$1,114,585	$405,494

Cash paid during the period for:
Interest, net of capitalized interest	$8,407	$13,589
Income taxes, net of refunds	$13,371	$13,237
Unpaid purchases of property, plant and equipment at the end of period	$9,377	$31,780

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

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and, other than the impairments described in Note 4, is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Results of operations for the second quarter of 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2019 was a 52-week year and fiscal 2020 will be a 53-week year, with the extra week occurring during the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. The Company adopted this ASU in the second quarter of 2020. The impact of adoption was not material.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)" which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the provisions of ASU 2020-04.

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

Note 2. Inventories

Components of inventories were as follows:

	As of
	March 28, 2020	September 28, 2019
	(In thousands)
Raw materials	$881,465	$898,077
Work-in-process	898	869
Finished goods	1,364	1,611
Total	$883,727	$900,557

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

•	Incremental costs of obtaining a contract are not capitalized if the period over which such costs would be amortized to expense is less than one year.

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(In thousands)
Segments:
IMS	$1,289,087	$1,778,076	$2,824,720	$3,558,960
CPS	301,463	348,563	606,001	755,697
Total	$1,590,550	$2,126,639	$3,430,721	$4,314,657

End Markets:
Industrial, Medical, Automotive and Defense	$966,642	$1,162,563	$2,074,189	$2,345,047
Communications Networks	500,446	760,918	$1,081,189	$1,540,639
Cloud Solutions	123,462	203,158	275,343	428,971
Total	$1,590,550	$2,126,639	$3,430,721	$4,314,657

Geography:
Americas (1)	$817,061	$1,101,698	$1,723,629	$2,265,576
EMEA	256,724	269,202	517,755	504,255
APAC	516,765	755,739	1,189,337	1,544,826
Total	$1,590,550	$2,126,639	$3,430,721	$4,314,657

(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of March 28, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Defined benefit plan assets are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of March 28, 2020 or September 28, 2019. Interest rate swaps had a negative value of $31 million and $20 million as of March 28, 2020 and September 28, 2019, respectively.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of March 28, 2020 or September 28, 2019.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded. During the second quarter of 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 global pandemic. This commodity price decline resulted in a negative impact to the projected cash flows of the Company’s oil and gas reporting unit that is part of the Company's Components, Products and Services ("CPS") operating segment and therefore the Company performed a goodwill impairment test for this particular reporting unit. The Company concluded that the fair value of the reporting unit was below its carrying value, resulting in a goodwill impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. The Company also recorded an impairment charge of $2 million in the second quarter of 2020 for certain long-lived assets. These impairment charges are included in "Restructuring and Other" on the condensed consolidated statements of income.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	March 28, 2020	September 28, 2019
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$100,326	$106,564
Number of contracts	45	46
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$245,144	$299,127
Number of contracts	42	43

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain (loss) recognized in Other Comprehensive Income on derivative instruments and the amount of gain (loss) reclassified from AOCI into income were not material for any period presented herein. Additionally, the amount of ineffectiveness was not material for any period presented herein. Pursuant to a new accounting standard, as of the beginning of 2020, the Company is no longer required to separately measure and report hedge ineffectiveness.

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of March 28, 2020 and September 28, 2019, interest rate swaps with an aggregate notional amount of $350 million, respectively, were outstanding. The aggregate effective interest rate of these swaps as of March 28, 2020 was approximately 4.3%. As of March 28, 2020, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $31 million, of which $8 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	March 28, 2020	September 28, 2019
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	$361,542	$370,409
Non-interest bearing promissory notes	—	14,916
Total long-term debt	361,542	385,325
Less: Current portion of non-interest bearing promissory notes	—	14,916
Current portion of long-term debt	23,437	23,438
Long-term debt	$338,105	$346,971

Maturities of the Term Loan as of March 28, 2020 by fiscal year are as follows:

(In Thousands)
Remainder of 2020	$14,063
2021	18,750
2022	18,750
2023	14,062
2024	300,000
$365,625

As of March 28, 2020, there was $650 million in borrowings and $8 million of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver"). The Amended Cash Flow Revolver provides a committed $375 million Term Loan, of which $366 million, net of amounts initially drawn and subsequently repaid, was outstanding as of March 28, 2020.

As of March 28, 2020, certain foreign subsidiaries of the Company had a total of $72 million of short-term borrowing facilities available, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of March 28, 2020.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet as of March 28, 2020 are as follows:

As of
March 28, 2020
(In thousands)
Other assets (1)	$56,827

Accrued liabilities	17,138
Other long-term liabilities	38,783
Total lease liabilities	$55,921

Weighted average remaining lease term (in years)	6.98
Weighted average discount rate	3.13%

(1)    Net of accumulated amortization of $8 million.

The Company’s lease liability and ROU assets represent the present value of future lease payments which, pursuant to the Company's accounting election, are a combination of lease components and non-lease components such as maintenance and utilities. Since the Company's leases generally do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date for purposes of determining the present value of lease payments. The Company's incremental borrowing rate is based on the term of the lease, the economic environment of the lease and the effect of collateralization, if any. Upon adoption of ASC 842, the Company used the incremental borrowing rate as of that date for all leases that commenced prior to that date.

Operating lease expense, which is recognized on a straight-line basis over the term of a lease, was $4 million and $8 million for the three and six months ended March 28, 2020, respectively. Cash payments for operating leases were $9 million for the six months ended March 28, 2020. Certain of the Company’s lease payments are variable because such payments adjust periodically based on changes in consumer price and other indexes.

Future lease payments under non-cancelable operating leases as of March 28, 2020, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2020	$10,328
2021	15,684
2022	10,977
2023	5,057
2024	3,936
Thereafter	16,519
Total lease payments	62,501
Less: imputed interest	6,580
Total	$55,921

Note 7. Accounts Receivable Sale Program

The Company has entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the six months ended March 28, 2020 and March 30, 2019, the Company sold $1.1 billion and

$1.4 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of March 28, 2020 and September 28, 2019, $149 million and $241 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of March 28, 2020 and September 28, 2019, $83 million and $76 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 8. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 28, 2020 and September 28, 2019, the Company had reserves of $34 million and $36 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of March 28, 2020, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of March 28, 2020. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial, originally scheduled to commence on September 14, 2020, has been postponed due to COVID-19-related judicial disruption, and is now expected to commence in approximately March 2021. The Company intends to contest the plaintiff’s claims vigorously.

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

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract, and gross negligence/willful misconduct, alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (the “Dialight MSA”), and then breached its obligations contained in the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks an unspecified amount of compensatory and punitive damages. The Company intends to vigorously prosecute its claim against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and intends to defend against them vigorously.

For each of the matters noted above, a loss is not currently considered probable and estimable and the Company is unable to reasonably estimate a range of possible loss at this time.

Other Contingencies

One of the Company's most significant risks is the ultimate realization of accounts receivable and customer inventory exposures. This risk is partially mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling the Company to monitor changes in business operations and respond accordingly. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to the Company that are deemed a preference under bankruptcy laws. Given the current economic environment resulting from the COVID-19 global pandemic, the Company continues to closely monitor the impact of the pandemic on all aspect of its business, including customer payment patterns and available information with respect to the financial condition of its customers and suppliers in order to identify potential problems early and implement risk mitigation measures.

Note 9. Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Severance costs (approximately 300 and 1,750 employees for the three and six months ended March 28, 2020, respectively)	$4,725	$—	$11,453	$—
Other exit costs (recognized as incurred)	44	—	52	—
Total - Q1 FY20 Plan	4,769	—	11,505	—
Costs incurred for other plans	3,587	3,012	6,011	5,151
Total - all plans	$8,356	$3,012	$17,516	$5,151

Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Under this plan, the Company expects to incur restructuring charges of approximately $10 million to $20 million, consisting primarily of cash severance costs, primarily in 2020. Further actions are expected to be implemented under the Q1 FY20 Plan in the second half of fiscal 2020 and cash payments of severance are expected to occur through the end of fiscal 2020. In addition, the Company is still in the process of completing restructuring actions under other plans.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.

All Plans

The Company’s Integrated Manufacturing Solutions ("IMS") segment incurred costs of $9 million for the six months ended March 28, 2020. This compares to a benefit incurred of $4 million for the six months ended March 30, 2019, primarily as a result of a recovery from a third party of certain environmental remediation costs. The Company’s CPS segment incurred costs of $6 million and $9 million for the six months ended March 28, 2020 and March 30, 2019, respectively. In addition, $3 million of costs incurred for SG&A headcount reductions were not allocated to IMS or CPS. The Company had accrued liabilities of $7 million and $5 million as of March 28, 2020 and September 28, 2019, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

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

The Company's provision for income taxes for the three months ended March 28, 2020 and March 30, 2019 was $6 million (56% of income before taxes) and $28 million (41% of income before taxes), respectively, and $21 million (32% of income before taxes) and $54 million (41% of income before taxes) for the six months ended March 28, 2020 and March 30, 2019, respectively. Income tax expense for the three and six months ended March 28, 2020 decreased primarily as a result of lower income before tax, a change in the geographic mix of income before tax and the impact of a tax-related restructuring transaction that became effective in the fourth quarter of 2019.

Note 11. Stockholder's Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 28, 2020	September 28, 2019
	(In thousands)
Foreign currency translation adjustments	$84,098	$86,268
Unrealized holding losses on derivative financial instruments	(24,471)	(19,888)
Unrecognized net actuarial losses and transition costs for benefit plans	(23,247)	(24,121)
Total	$36,380	$42,259

Unrealized holding losses on derivative financial instruments includes losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of March 28, 2020 and September 28, 2019, interest rate swaps with an aggregate notional amount of $350 million for both periods, were outstanding. The aggregate effective interest rate of these swaps as of March 28, 2020 was approximately 4.3%. As of March 28, 2020, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $31 million, of which $8 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Stock Repurchase Program

During the first quarter of 2020, the Board of Directors authorized the Company to purchase an additional $200 million of its common stock on the same terms as previously approved repurchase programs with no expiration. During the six months ended March 28, 2020 and March 30, 2019, the Company repurchased 2.7 million and 0.3 million shares of its common stock for $70 million and $7 million, respectively. As of March 28, 2020, an aggregate of $231 million remains available under repurchase programs authorized by the Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 0.4 million and 0.2 million shares of its common stock during the six months ended March 28, 2020 and March 30, 2019, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $12 million and $5 million, respectively, to applicable tax authorities in connection with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(In thousands)
Gross sales:
IMS	$1,300,324	$1,793,119	$2,844,259	$3,586,301
CPS	327,323	394,985	663,754	850,788
Intersegment revenue	(37,097)	(61,465)	(77,292)	(122,432)
Net sales	$1,590,550	$2,126,639	$3,430,721	$4,314,657

Gross profit:
IMS	$75,435	$114,837	$176,617	$225,493
CPS	34,568	40,292	71,180	80,811
Total	110,003	155,129	247,797	306,304
Unallocated items (1)	(2,582)	(2,027)	(5,494)	(3,865)
Total	$107,421	$153,102	$242,303	$302,439

(1)
For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets and charges or credits resulting from distressed customers.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(In thousands)
Net sales:
Americas (1)	$817,061	$1,101,698	$1,723,629	$2,265,576
EMEA	256,724	269,202	517,755	504,255
APAC	516,765	755,739	1,189,337	1,544,826
Total	$1,590,550	$2,126,639	$3,430,721	$4,314,657

(1)	Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	55%	55%	55%	54%
Number of customers representing 10% or more of net sales	1	1	1	1

Note 13. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(In thousands, except per share data)
Numerator:
Net income	$4,882	$40,885	$43,227	$78,837

Denominator:
Weighted average common shares outstanding	70,584	68,821	70,377	68,556
Effect of dilutive stock options and restricted stock units	1,661	2,625	2,052	2,606
Denominator for diluted earnings per share	72,245	71,446	72,429	71,162

Net income per share:
Basic	$0.07	$0.59	$0.61	$1.15
Diluted	$0.07	$0.57	$0.60	$1.11

Note 14. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(In thousands)
Stock options	$—	$6	$(1,145)	$99
Restricted stock units, including performance based awards	7,783	6,620	15,834	12,343
Total	$7,783	$6,626	$14,689	$12,442

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(In thousands)
Cost of sales	$2,582	$2,582	$5,494	$4,317
Selling, general and administrative	5,127	3,939	9,052	7,929
Research and development	74	105	143	196
Total	$7,783	$6,626	$14,689	$12,442

During the second quarter of 2020, the Company's stockholders approved the reservation of an additional 1.6 million shares of common stock for future issuance under the Company's 2019 Incentive Plan. As of March 28, 2020, an aggregate of 8.5 million shares were authorized for future issuance under the Company's stock plans, of which 4.3 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 4.2 million shares of common stock were available for future grant.

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

During the first two quarters of 2020, the Company granted PSUs for 304,500 shares for which vesting are contingent on cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved, no shares will vest. If the minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 80% to 120% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company's total shareholder return relative to that of its peer group over this same period. These PSUs will expire on December 31, 2022 if such performance conditions have not been met.

Activity with respect to the Company's restricted stock awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 28, 2019	3,153	27.82	1.30	102,720
Granted	1,223	33.61
Vested/Forfeited/Cancelled	(1,316)	26.77
Outstanding as of March 28, 2020	3,060	30.59	1.68	64,817
Expected to vest as of March 28, 2020	2,581	30.87	1.66	54,671

As of March 28, 2020, unrecognized compensation expense of $56 million is expected to be recognized over a weighted average period of 1.7 years. Additionally, as of March 28, 2020, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria was not currently considered probable is $5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, litigation, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of, acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition; any statements regarding the impact of future potential tariffs on our business; any statements regarding the impact of changes in tax laws; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that the Company announces material financial information to its investors using its investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. The Company uses these channels to communicate with its investors and the public about the Company, its products and services and other issues. It is possible that the information the Company posts on its investor relations website could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in the Company to review the information it posts on its investor relations website. The content of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

Sanmina Corporation and its subsidiaries (the “Company”, “we” or “us”) operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2019 was a 52-week year and fiscal 2020 will be a 53-week year, with the extra week occurring during the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

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

Our only reportable segment is IMS, which represented slightly more than 80% of our total revenue in the first half of 2020 and 2019. Our CPS business consists of multiple operating segments, which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and improving our profitability while growing our revenue has been challenging. In addition, the COVID-19 global pandemic created a unique and challenging environment in which we expect our near-term revenue and profitability to be significantly lower than it has been in recent quarters.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. During the second quarter of 2020, our results of operations were significantly impacted by rapidly changing market and economic conditions caused by the COVID-19 outbreak. These conditions disrupted our operations and those of our customers, interrupted the supply of components, limited the types of products we can manufacture and the capacity of our logistics providers to deliver those products, and resulted in temporary closures of manufacturing sites and reduced staffing as mandated by government orders. Although we are unable to predict accurately the full impact that COVID-19 will have on our business due to a number of uncertainties, including the severity of the disease, the duration of the outbreak, and actions that may be taken by government authorities, we believe the pandemic will continue to have a significant impact on our business, results of operations and financial condition for the foreseeable future.

In addition, during the second quarter of fiscal 2020, we borrowed $650 million under our Amended Cash Flow Revolver, which provides for a maximum of $700 million in revolving commitments, as a precautionary measure to provide additional liquidity in light of the global economic uncertainty and financial market conditions caused by the COVID-19 global pandemic. We expect that current cash balances and cash flows that are generated from operations and are available from other sources will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months. See "Liquidity and Capital Resources" below for additional information about our sources of liquidity.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates related to product returns, accounts receivable, inventories, intangible assets, income taxes, warranty obligations, environmental matters, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. We have considered information available to us as of the date of issuance of these financial statements and, other than the impairments described in Note 4, are not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 filed with the Securities and Exchange Commission.

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(In thousands)
Net sales	$1,590,550	$2,126,639	$3,430,721	$4,314,657
Gross profit	$107,421	$153,102	$242,303	$302,439
Operating income	$24,369	$78,115	$81,550	$155,658
Net income	$4,882	$40,885	$43,227	$78,837

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 28, 2020	March 30, 2019	Increase/(Decrease)		March 28, 2020	March 30, 2019	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$966,642	$1,162,563	$(195,921)	(16.9)%	$2,074,189	$2,345,047	$(270,858)	(11.6)%
Communications Networks	500,446	760,918	(260,472)	(34.2)%	1,081,189	1,540,639	(459,450)	(29.8)%
Cloud Solutions	123,462	203,158	(79,696)	(39.2)%	275,343	428,971	(153,628)	(35.8)%
Total	$1,590,550	$2,126,639	$(536,089)	(25.2)%	$3,430,721	$4,314,657	$(883,936)	(20.5)%

Net sales decreased from $2.1 billion in the second quarter of 2019 to $1.6 billion in the second quarter of 2020, a decrease of 25.2%. Net sales decreased from $4.3 billion in the six months ended March 30, 2019 to $3.4 billion in the six months ended March 28, 2020, a decrease of 20.5%. These decreases were caused primarily by two factors. First, sales in 2019 were favorably impacted by the increased availability of components, the availability of which had been constrained in 2018. Improved availability of these components in 2019 allowed us to catch up to pent-up demand, beginning in the first quarter of 2019 and continuing throughout 2019. Secondly, during the second quarter of 2020, our sales were negatively impacted by the COVID-19 global pandemic, which resulted in supply shortages, restrictions on the types of products we could manufacture and disruptions to our operations and those of our customers.

To a lesser degree, sales in our industrial, medical, defense and automotive market were further impacted by a termination of certain programs in our industrial segment and decreased demand in our medical segment. Sales in our communications networks end market were also impacted by decreased overall demand for routing and optical products. Sales in our cloud solutions market decreased primarily due to the ramp of a new program with a Tier One cloud service provider in the first half of 2019 and decreased demand for set top boxes.

Gross Margin

Gross margin decreased to 6.8% for the second quarter of 2020 from 7.2% for the second quarter of 2019. IMS gross margin decreased to 5.8% for the second quarter of 2020, from 6.4% for the second quarter of 2019, due primarily to lower absorption of labor and overhead costs, manufacturing inefficiencies and additional costs in manufacturing facilities that were operating significantly below capacity due to shelter-in-place orders and other movement restrictions imposed by numerous governments around the world in response to the COVID-19 global pandemic that have prevented full staffing at some plants.

In some cases, we were required to continue paying our employees during periods in which the employees were not working due to the pandemic. The impact discussed above was partially offset by a reduction in our liability for deferred compensation resulting from a reduction in the market value of plan participant account balances caused by the decline in U.S. stock markets in the second quarter of 2020. CPS gross margin increased to 10.6% for the second quarter of 2020, from 10.2% for the second quarter of 2019, due primarily to the favorable impact of reduced deferred compensation liabilities as discussed above, partially offset by the effects of under absorption of labor and overhead caused by the COVID-19 global pandemic.

Gross margin increased to 7.1% for the six months ended March 28, 2020 from 7.0% for the six months ended March 30, 2019. IMS gross margin decreased to 6.2% for the six months ended March 28, 2020, from 6.3% for the six months ended March 30, 2019, due primarily to lower absorption of labor and overhead costs, other inefficiencies and additional costs in manufacturing facilities operating at reduced levels due to the shelter-in-place orders and other movement restrictions described above. CPS gross margin increased to 10.7% for the six months ended March 28, 2020, from 9.5% for the six months ended March 30, 2019, primarily due to the favorable impact of reduced deferred compensation liabilities as discussed above and continued benefits of certain plant closures during the past two years.

We expect our gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products required by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

•
disruptions to the operations of our customers, a continuation of government restrictions on staffing and the types of products we are permitted to build, plant closures and supply chain interruptions and shortages resulting from the COVID-19 pandemic;

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
levels of operational efficiency and production yields; and

•	our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, General and Administrative expenses decreased $1.9 million, from $64.2 million, or 3.0% of net sales, in the second quarter of 2019 to $62.3 million, or 3.9% of net sales, in the second quarter of 2020. This is primarily due to a decrease in our deferred compensation liability resulting from a decline in the market value of participant accounts in the second quarter of 2020 that was caused by the global COVID-19 pandemic. Selling, General and Administrative expenses decreased $1.8 million, from $127.2 million, or 2.9% of net sales, in the six months ended March 30, 2019 to $125.4 million, or 3.7% of net sales, in the six months ended March 28, 2020. This decrease was primarily attributable to lower accruals for incentive compensation in 2020 as a result of the Company’s financial performance not being as strong in 2020 as it was in 2019.

Research and Development

Research and Development expenses decreased $1.8 million, from $7.6 million, or 0.4% of net sales, in the second quarter of 2019 to $5.8 million, or 0.4% of net sales, in the second quarter of 2020. Research and Development expenses decreased $3.1 million, from $14.0 million, or 0.3% of net sales, in the six months ended March 30, 2019 to $11.0 million, or 0.3% of net sales, in the six months ended March 28, 2020. These decreases resulted primarily from reduced headcount as a result of consolidating engineering resources and an increase in billable customer engineering projects that required our engineering resources, the cost of which would otherwise have been absorbed by us.

Restructuring and Other

Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Severance costs (approximately 300 and 1,750 employees for the three and six months ended March 28, 2020, respectively)	$4,725	$—	$11,453	$—
Other exit costs	44	—	52	—
Total - Q1 FY20 Plan	4,769	—	11,505	—
Costs incurred for other plans	3,587	3,012	6,011	5,151
Total - all plans	$8,356	$3,012	$17,516	$5,151
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Under this plan, we expect to incur restructuring charges of approximately $10 million to $20 million, consisting primarily of cash severance costs, primarily in 2020. Further actions are expected to be implemented under the Q1 FY20 Plan in the second half of fiscal 2020 and cash payments of severance are expected to occur through the end of fiscal 2020. In addition, we are still in the process of completing restructuring actions under other plans.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans

Our IMS segment incurred costs of $9 million for the six months ended March 28, 2020. This compares to a benefit incurred of $4 million for the six months ended March 30, 2019, primarily as a result of a recovery from a third party of certain environmental remediation costs. Our CPS segment incurred costs of $6 million and $9 million for the six months ended March 28, 2020 and March 30, 2019, respectively. In addition, $3 million of costs incurred for SG&A headcount reductions were not allocated to IMS or CPS segment. We had accrued liabilities of $7 million and $5 million as of March 28, 2020 and September 28, 2019, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY20 Plan, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Other

During the second quarter of 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 global pandemic. This commodity price decline negatively impacted the projected cash flows of our oil and gas reporting unit, which is part of our CPS operating segment. Therefore, we performed a goodwill impairment test for this particular reporting unit and concluded that the fair value of the reporting unit was below its carrying value, resulting in an impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows.

Other Expense, net

Other expense increased from $1 million for the three months ended March 30, 2019 to $8 million for the three months ended March 28, 2020 primarily due to a significant decline in the market value of participant investment accounts in our deferred compensation plan in the second quarter of 2020 that was caused by the COVID-19 global pandemic. In the second quarter of 2019, there was an increase in market value of these accounts.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 28, 2020 and March 30, 2019 was $6 million (56% of income before taxes) and $28 million (41% of income before taxes), respectively, and $21 million (32% of income before taxes) and $54 million (41% of income before taxes) for the six months ended March 28, 2020 and March 30, 2019, respectively. Income tax expense for the three and six months ended March 28, 2020 decreased primarily as a result of lower income before tax, a change in the geographic mix of income before tax, and the impact of a tax-related restructuring transaction that became effective in the fourth quarter of 2019.

Liquidity and Capital Resources

	Six Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$156,899	$27,302
Investing activities	(44,456)	(71,823)
Financing activities	548,153	30,326
Effect of exchange rate changes on cash and cash equivalents	(752)	161
Increase (Decrease) in cash and cash equivalents	$659,844	$(14,034)

Key Working Capital Management Measures

	As of
	March 28, 2020	September 28, 2019
Days sales outstanding (1)	56	56
Contract asset days (2)	24	19
Inventory turns (3)	6.9	7.7
Days inventory on hand (4)	53	47
Accounts payable days (5)	71	70
Cash cycle days (6)	62	52

(1)
Days sales outstanding (a measure of how quickly we collect our accounts receivable), or "DSO", is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.

(2)	Contract asset days (a measure of how quickly we transfer contract assets to accounts receivable) are calculated as the ratio of average contract assets to average daily net sales for the quarter.

(3)	Inventory turns (annualized) (a measure of how quickly we sell inventory) are calculated as the ratio of four times our cost of sales for the quarter to average inventory.

(4)	Days inventory on hand (a measure of how quickly we turn inventory into sales) is calculated as the ratio of average inventory for the quarter to average daily cost of sales for the quarter.

(5)
Accounts payable days (a measure of how quickly we pay our suppliers), or "DPO", is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.

(6)
Cash cycle days (a measure of how quickly we convert investments in inventory to cash) is calculated as days inventory on hand plus days sales outstanding and contract assets days minus accounts payable days.

Cash and cash equivalents were $1.1 billion at March 28, 2020 and $455 million at September 28, 2019. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was $1.2 billion as of March 28, 2020 and September 28, 2019, respectively.

Net cash provided by operating activities was $157 million and $27 million for the six months ended March 28, 2020 and March 30, 2019, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended March 28, 2020, we generated $126 million of cash primarily from earnings, excluding non-cash items, and generated $31 million of cash due primarily to a $208 million decrease in accounts receivable, partially offset by a $185 million decrease in accounts payable. The decreases noted previously were primarily due to decreased business volume. During the second quarter of 2020, our sales were negatively impacted by the COVID-19 global pandemic, which resulted in supply shortages, manufacturing site closures and reduced customer demand. Our DPO and DSO were fairly consistent for both periods.

Net cash used in investing activities was $44 million and $72 million for the six months ended March 28, 2020 and March 30, 2019, respectively. During the six months ended March 28, 2020 and March 30, 2019, we used $45 million and $73 million, respectively of cash for capital expenditures.

Net cash provided by financing activities was $548 million and $30 million for the six months ended March 28, 2020 and March 30, 2019, respectively. During the six months ended March 28, 2020, we borrowed $650 million of cash under our Amended Cash Flow Revolver, used $82 million of cash to repurchase common stock (including $12 million related to employee tax withholdings on vested restricted stock units), repaid an aggregate of $25 million of long-term debt and received $5 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the six months ended March 30, 2019, we used $12 million of cash to repurchase common stock (including $5 million related to employee tax withholdings on vested restricted stock units), borrowed $35 million of cash under the Amended Cash Flow Revolver, received $9 million net proceeds from issuances of common stock pursuant to stock option exercises and incurred $2 million of debt issuance costs in connection with our revolving credit amendment.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 2.7 million and 0.3 million shares of our common stock for $70 million and $7 million during the six months ended March 28, 2020 and March 30, 2019, respectively. As of March 28, 2020, an aggregate of $231 million remained available under our stock repurchase programs authorized by the Board of Directors, none of which is subject to an expiration date.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of March 28, 2020 and September 28, 2019, interest rate swaps with an aggregate notional amount of $350 million, respectively, were outstanding. The aggregate effective interest rate under these swaps as of March 28, 2020 was approximately 4.3%. As of March 28, 2020, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $31 million, of which $8 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver contains customary provisions relating to events of default, including material adverse effects, and customary negative covenants limiting our ability and that of our subsidiaries to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, subject to certain exceptions. As of March 28, 2020, we were in compliance with all covenants.

We have a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. A maximum of $552 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

In addition to the RPA, we have the option to participate in trade receivables sales programs that have been implemented by certain of our customers, as in effect from time to time. We do not service trade receivables sold under these other programs.

The sale of receivables under all of these programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell receivables under these programs when desired.

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the six months ended March 28, 2020 and March 30, 2019, we sold accounts receivable of $1.1 billion and $1.4 billion, respectively, under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of March 28, 2020 and September 28, 2019, $149 million and $241 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of March 28, 2020 and September 28, 2019, $83 million and $76 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of March 28, 2020, we had reserves of $34 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of March 28, 2020, we had a liability of $105 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. During the second quarter of fiscal 2020, we borrowed $650 million under our Amended Cash Flow Revolver which provides for a maximum of $700 million in revolving commitments as a precautionary measure to provide additional liquidity in light of the global economic uncertainty and financial market conditions caused by the COVID-19 global pandemic. Our primary sources of liquidity as of March 28, 2020 consisted of (1) cash and cash equivalents of $1.1 billion; (2) our Amended Cash Flow Revolver, under which $42 million, net of outstanding borrowings and letters of credit, was available; (3) foreign short-term borrowing facilities of $72 million, all of which was available; (4) proceeds from the sale of accounts receivable under our uncommitted receivables sales programs and (5) cash generated from operations.

We believe our existing cash resources and sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. However, should demand for our services change significantly over the next 12 months or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including in particular continued or worsening economic conditions caused by the COVID-19 global pandemic, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level.

We distribute our cash among a number of financial institutions that we believe to be of high quality. However, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost.

As of March 28, 2020, 85% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of March 28, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to 1) our Term Loan of $366 million and 2) $650 million of borrowings under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of March 28, 2020, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. Therefore, our net exposure to interest rate risk is on the unhedged balance of $666 million. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of March 28, 2020, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $245 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales, (2) forecasted non-functional currency materials, labor, overhead and other expenses and (3) anticipated capital expenditures denominated in a currency other than the functional currency of the entity making the expenditures. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $100 million as of March 28, 2020.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that occurred during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2020, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below, reference is made to the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended December 28, 2019.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial, originally scheduled to commence on September 14, 2020, has been postponed due to COVID-19-related judicial disruption, and now is expected to commence in approximately March 2021. The Company intends to contest the plaintiff’s claims vigorously.

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

Refer also to Note 8 to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The COVID-19 pandemic has had, and will continue to have, a significant impact on our results of operations and financial condition by reducing demand from our customers, interrupting the flow of components needed for our customers’ products, limiting the operations or productivity of our manufacturing facilities, restricting the types of products we can build for our customers and creating health risks to our employees.

Our global operations expose us to the effects of the COVID-19 pandemic, which has now spread across the globe and is impacting economic activity worldwide. In particular, the pandemic has:

•	Resulted in the temporary closure of our facilities in China during the second quarter;

•	Reduced the amount of staffing we are permitted to maintain at certain of our plants;

•	Required us in some cases to pay staff who are not able to work due to government orders;

•	Limited the capacity of logistics providers to deliver the products we manufacture;

•	Reduced demand for certain of our customers’ products, particularly in the automotive end market;

•	Prevented us from building certain products not deemed as essential under local, state and national public health orders covering the locations of our plants; and

•
Resulted in interruptions of supply of components, either because our suppliers have themselves been prevented from operating or because major distribution channels (e.g. sea transport) have been disrupted by the pandemic,

Collectively, these conditions have significantly affected our results of operations and financial condition for the second quarter of 2020 and it is unclear when these impacts will be fully resolved.

Further, although Sanmina has implemented infection control measures recommended or required by the applicable public health authorities, and has not to date experienced a significant number of COVID-19 infections among its employees, should infections among our employees increase significantly, our operations could be impacted if we are required to quarantine employees and/or close impacted plants in order to clean them.

More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. In particular, the pandemic also increases the risk that our customers and suppliers will face financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations to us. Although we have not experienced any significant increase in customer defaults as a result of the pandemic to date, the risk of such defaults will increase should pandemic conditions, and the commercial and social restrictions put in place in response to them by local, state and national governments, not end or be significantly relaxed in the near term.

Although we are unable to predict accurately the full impact that COVID-19 will have due to a number of uncertainties, including the severity of the disease, the duration of the outbreak, and actions that may be taken by government authorities, we believe the COVID-19 pandemic will continue to have a significant impact on our business, results of operations and financial condition in the near term.

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

•
failure of our customers' products to gain widespread commercial acceptance, which could decrease the volume of orders customers place with us. For example, our sales and margins have been negatively impacted in the past by the slower than expected ramp of 5G programs by our communications customers;

•	changes in regulatory requirements affecting the products we build for our customers, leading to product redesigns or obsolescence and potentially causing us to lose business; and

•
recessionary periods in our customers' markets, which decrease orders from affected customers, such as the currently depressed conditions due to the COVID-19 pandemic on the automotive and oil and gas industries, which have decreased orders from affected customers.

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

Our operating results can vary due to a number of significant uncertainties, including:

•	our ability to replace declining sales from end-of-life programs and customer disengagements with new business wins;

•	conditions in the economy as a whole and in the industries we serve, which are being significantly impacted by the current COVID-19 pandemic;

•	fluctuations in component prices, component shortages and extended component lead times caused by high demand, natural disaster, epidemics or pandemics, such as the COVID-19 pandemic, or otherwise;

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

•	rising labor costs;

•	compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;

•	labor unrest, including strikes;

•	difficulties in staffing due to immigration or travel restrictions imposed by national governments, including the U.S.;

•	security concerns;

•	political instability and/or regional military tension or hostilities;

•	fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;

•	the imposition of currency controls;

•	exposure to heightened corruption risks;

•	aggressive, selective or lax enforcement of laws and regulations by national governmental authorities;

•	potentially increased risk of misappropriation of intellectual property; and

•	an outbreak of a contagious disease, such as COVID-19, which may cause us or our suppliers and/or customers to temporarily suspend our operations in the affected city or country.

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

We conduct a significant portion of our activities, including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods, tsunamis and epidemics or pandemics, such as the COVID-19 outbreak. Our insurance coverage with respect to damages to or closure of our facilities, or damages to our customers' products caused by natural disasters, is limited and is subject to policy deductibles, coverage limits, and exclusions, and as a result, may not be sufficient to cover all of our losses. For example, our policies have very limited coverage for damages due to earthquakes or losses caused by business disruptions. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue.

We may be unable to generate sufficient liquidity to maintain or expand our operations, which may reduce the business our customers and vendors are able to do with us and impact our ability to continue operations at current levels without additional funding; we could experience losses if one or more financial institutions holding our cash or other financial counterparties were to fail; repatriation of foreign cash could increase our taxes.

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of our outstanding indebtedness, stock repurchase activity, the amount available under our accounts receivable sales programs and availability under our revolving credit facility. In the event we need or desire additional liquidity to maintain or expand our business, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. A failure to maintain adequate liquidity would prevent us from purchasing components and satisfying customer demand, which would reduce both our revenue and profitability.

During the second quarter of fiscal 2020, we borrowed $650 million under our Amended Cash Flow Revolver, which provides for a maximum of $700 million in revolving commitments, as a precautionary measure to provide additional liquidity in light of the global economic uncertainty and financial market conditions caused by the COVID-19 global pandemic. Although we believe our existing cash resources and sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months, should demand for our services change significantly over the next 12 months or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including in particular continued or worsening economic conditions caused by the COVID-19 global pandemic, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level. In such a case, there can be no assurance that such additional sources of financing would be available.

A principal source of our liquidity is our cash and cash equivalents, which are held with various financial institutions. Although we distribute such funds among a number of financial institutions that we believe to be of high quality, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost. Similarly, if one or more counterparties to our interest rate or foreign currency hedging instruments were to fail, we could suffer losses and our hedging of risk could become less effective.

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

Our Amended Cash Flow Revolver contains covenants that may adversely impact our business; the failure to comply with such covenants or the occurrence of an event of default could cause us to be unable to borrow additional funds and cause our outstanding debt to become immediately payable.

Our Amended Cash Flow Revolver contains a maximum leverage and minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period, and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. Such facility also contains customary events of default, including that a material business interruption or cessation has not occurred. Finally, such facility includes covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured, all of our outstanding debt could become immediately due and payable and the incurrence of additional debt under our revolving credit facility would not be allowed, any of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

Current U.S. trade policy could increase the cost of using both our onshore and offshore manufacturing services for our U.S. customers, leading them to reduce their orders to us.

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

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have in the past experienced, and may experience in the future, delays in delivery and shortages of components, particularly certain types of capacitors, resistors and discrete semiconductors used in many of the products we manufacture. These conditions, as well as the interruptions in supply of components and reduced capacity of logistics providers caused by the COVID-19 pandemic, have resulted and could in the future result in increased component prices and delays in product shipments to customers, both of which would decrease our revenue and margins, as well as increase our inventory of other components, which would reduce our operating cash flow.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, our insurance program does not generally cover losses due to failure to comply with typical customer warranties for workmanship, product and medical device liability, intellectual property infringement, product recall claims, certain natural disasters, such as earthquakes, epidemics or pandemics, such as the COVID-19 outbreak, and environmental contamination. In addition, our policies generally have deductibles and/or limits or may be limited to certain lines or business or customer engagements that reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income will be reduced. Additionally, if one or more counterparties to our insurance coverage were to fail, we would bear the entire amount of an otherwise insured loss.

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

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. Recent stock market fluctuations related to the current COVID-19 pandemic have been particularly significant. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, competitors or other events affecting companies in the electronics industry, currency fluctuations, the impact of natural disasters and global events, such as the current COVID-19 pandemic, general market fluctuations and macroeconomic conditions, any of which may cause the market price of our common stock to fluctuate widely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2017, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. In October 2019, the Board authorized an additional $200 million stock repurchase program. These programs have no expiration date. The table below sets forth information regarding our repurchases of our common stock under these authorizations during the second quarter of 2020.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
December 29, 2019 through January 25, 2020	—	$—	—	$291,763,474
Month #2
January 26, 2019 through February 22, 2020	426,332	$31.64	426,332	$278,274,576
Month #3
February 23, 2020 through March 28, 2020	2,012,090	$23.62	2,012,090	$230,741,939
Total	2,438,422	$25.03	2,438,422

(1)	All months shown are our fiscal months.

(2)	Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Item 6. Exhibits

Exhibit Number	Description

10.29*	2019 Equity Incentive Plan, as amended

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ HARTMUT LIEBEL
Hartmut Liebel
Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2020

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2020