Form 10-Q
period 2020-06-27
SANMINA CORP
filed 2020-07-31
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020
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

As of July 24, 2020, there were 67,763,797 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 27, 2020	September 28, 2019
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,117,217	$454,741
Short-term investments	30,000	—
Accounts receivable, net of allowances of $9,336 and $12,481 as of June 27, 2020 and September 28, 2019, respectively	1,042,011	1,128,379
Contract assets	381,249	396,300
Inventories	883,670	900,557
Prepaid expenses and other current assets	45,965	40,952
Total current assets	3,500,112	2,920,929
Property, plant and equipment, net	574,799	630,647
Deferred tax assets	277,285	279,803
Other	122,503	74,134
Total assets	$4,474,699	$3,905,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,252,116	$1,336,914
Accrued liabilities	175,793	180,107
Accrued payroll and related benefits	111,699	127,647
Short-term debt, including current portion of long-term debt	673,437	38,354
Total current liabilities	2,213,045	1,683,022
Long-term liabilities:
Long-term debt	333,675	346,971
Other	274,497	232,947
Total long-term liabilities	608,172	579,918
Contingencies (Note 7)
Stockholders' equity	1,653,482	1,642,573
Total liabilities and stockholders' equity	$4,474,699	$3,905,513

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,654,691	$2,026,995	$5,085,412	$6,341,652
Cost of sales	1,523,218	1,879,200	4,711,636	5,891,418
Gross profit	131,473	147,795	373,776	450,234

Operating expenses:
Selling, general and administrative	59,314	66,768	184,722	193,982
Research and development	5,181	7,272	16,148	21,308
Restructuring and other	2,875	6,381	27,253	11,912
Total operating expenses	67,370	80,421	228,123	227,202

Operating income	64,103	67,374	145,653	223,032

Interest income	764	330	1,492	888
Interest expense	(8,460)	(7,599)	(20,377)	(24,342)
Other income (expense), net	3,200	(1,480)	(3,142)	(8,365)
Interest and other, net	(4,496)	(8,749)	(22,027)	(31,819)

Income before income taxes	59,607	58,625	123,626	191,213
Provision for income taxes	14,727	15,704	35,519	69,455
Net income	$44,880	$42,921	$88,107	$121,758

Net income per share:
Basic	$0.66	$0.62	$1.26	$1.77
Diluted	$0.64	$0.60	$1.23	$1.70

Weighted average shares used in computing per share amounts:
Basic	68,216	69,499	69,657	68,872
Diluted	69,645	72,007	71,504	71,460

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(Unaudited)
	(In thousands)
Net income	$44,880	$42,921	$88,107	$121,758
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	1,199	469	(971)	(18)
Derivative financial instruments:
Change in net unrealized amount	(624)	(8,206)	(5,550)	(17,181)
Amount reclassified into net income	1,002	392	1,345	157
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(619)	(76)	(391)	323
Amortization of actuarial losses and transition costs	332	341	978	776
Total other comprehensive income (loss)	1,290	(7,080)	(4,589)	(15,943)
Comprehensive income	$46,170	$35,841	$83,518	$105,815

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,287,370	$6,244,907	$6,267,509	$6,222,988
Issuances under stock plans	276	3,380	5,448	12,719
Stock-based compensation expense	7,354	8,136	22,043	20,578
Other issuances	—	—	—	138
Balance, end of period	6,295,000	6,256,423	6,295,000	6,256,423
Treasury Stock
Balance, beginning of period	(886,151)	(803,514)	(804,118)	(791,366)
Repurchases of treasury stock	(18,067)	(604)	(100,100)	(12,752)
Balance, end of period	(904,218)	(804,118)	(904,218)	(804,118)
Accumulated Other Comprehensive Income
Balance, beginning of period	36,380	65,081	42,259	73,944
Other comprehensive income (loss)	1,290	(7,080)	(4,589)	(15,943)
Balance, end of period	37,670	58,001	37,670	58,001
Accumulated Deficit
Balance, beginning of period	(3,819,850)	(3,925,755)	(3,863,077)	(4,032,722)
Cumulative effect of new accounting pronouncement (1)	—	—	—	28,130
Net income	44,880	42,921	88,107	121,758
Balance, end of period	(3,774,970)	(3,882,834)	(3,774,970)	(3,882,834)
Total stockholders' equity	$1,653,482	$1,627,472	$1,653,482	$1,627,472

Common Stock Shares Outstanding
Number of shares, beginning of period	107,126	104,796	105,551	103,128
Issuances under stock plans	228	613	1,803	2,281
Number of shares, end of period	107,354	105,409	107,354	105,409
Treasury Shares
Number of shares, beginning of period	(38,924)	(35,806)	(35,831)	(35,351)
Repurchases of treasury stock	(689)	(25)	(3,782)	(480)
Number of shares, end of period	(39,613)	(35,831)	(39,613)	(35,831)

(1) Due to the adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective approach.

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 27, 2020	June 29, 2019
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$88,107	$121,758
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	85,663	88,441
Stock-based compensation expense	22,043	20,578
Deferred income taxes	9,852	27,182
Goodwill and other asset impairments	8,409	—
Other, net	846	(1,361)
Changes in operating assets and liabilities:
Accounts receivable	84,259	(50,805)
Contract assets	15,051	(11,807)
Inventories	16,658	108,043
Prepaid expenses and other assets	6,167	2,144
Accounts payable	(62,779)	(172,654)
Accrued liabilities	(53,610)	61,249
Cash provided by operating activities	220,666	192,768

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(54,787)	(102,025)
Proceeds from sales of property, plant and equipment	890	4,057
Purchases of investments	(30,000)	(499)
Cash used in investing activities	(83,897)	(98,467)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(29,674)	(378,416)
Proceeds from long-term debt	—	375,000
Proceeds from revolving credit facility borrowings	1,909,000	3,223,525
Repayments of revolving credit facility borrowings	(1,259,000)	(3,317,525)
Debt issuance costs	—	(2,727)
Net proceeds from stock issuances	5,448	12,719
Repurchases of common stock	(100,100)	(12,614)
Cash provided by (used in) financing activities	525,674	(100,038)

Effect of exchange rate changes	33	482
Increase (decrease) in cash and cash equivalents	662,476	(5,255)
Cash and cash equivalents at beginning of period	454,741	419,528
Cash and cash equivalents at end of period	$1,117,217	$414,273

Cash paid during the period for:
Interest, net of capitalized interest	$14,305	$25,291
Income taxes, net of refunds	$18,902	$23,767
Unpaid purchases of property, plant and equipment at the end of period	$10,578	$30,018

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

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there continues to be a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and, other than two customer bankruptcies in the third quarter of 2020, the impact of which was immaterial, and the impairments described in Note 3, the Company is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Results of operations for the third quarter of 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2019 was a 52-week year and fiscal 2020 will be a 53-week year, with the extra week occurring during the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)", which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and which also clarifies and amends existing guidance to improve consistent application. The Company adopted this ASU in the second quarter of 2020. The impact of adoption was not material.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows companies to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (H.R. 1) from accumulated other comprehensive income to retained earnings. The Company adopted this ASU at the beginning of fiscal 2020. There was no impact upon adoption.

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

Refer to Note 5 for additional information and disclosures related to the adoption of ASC 842.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not yet applied any of the expedients and exceptions and is currently evaluating the impact of the provisions of ASU 2020-04.

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
The Company has determined that revenue for the majority of its contracts is required to be recognized on an over time basis. This determination is based on the fact that 1) the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancellation of a contract for convenience or 2) the Company’s customer simultaneously receives and consumes the benefits provided by the Company’s services. For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. At least 95% of the Company's revenue is recognized on an over time basis, which is as products are manufactured or services are performed. Because of this, and the fact that there is no work-in-process or finished goods inventory associated with contracts for which revenue is recognized on an over-time basis, 99% or more of the Company’s inventory at the end of a given period is in the form of raw materials. For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

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

The Company applies the following practical expedients or policy elections under ASC 606:

•The promised amount of consideration under a contract is not adjusted for the effects of a significant financing component because, at inception of a contract, the Company expects the period between when a good or service is transferred to a customer and when the customer pays for that good or service will generally be one year or less.

•The Company has elected to not disclose information about remaining performance obligations that have original expected durations of one year or less, which is substantially all of the Company’s remaining performance obligations.
•Incremental costs of obtaining a contract are not capitalized if the period over which such costs would be amortized to expense is less than one year.

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Segments:
IMS	$1,342,343	$1,709,835	$4,167,063	$5,268,795
CPS	312,348	317,160	918,349	1,072,857
Total	$1,654,691	$2,026,995	$5,085,412	$6,341,652

End Markets:
Industrial, Medical, Automotive and Defense	$937,876	$1,114,348	$3,012,065	$3,459,395
Communications Networks	595,408	736,281	$1,676,597	$2,276,920
Cloud Solutions	121,407	176,366	396,750	605,337
Total	$1,654,691	$2,026,995	$5,085,412	$6,341,652

Geography:
Americas (1)	$815,044	$1,003,024	$2,538,673	$3,268,600
EMEA	207,060	273,735	724,815	777,989
APAC	632,587	750,236	1,821,924	2,295,063
Total	$1,654,691	$2,026,995	$5,085,412	$6,341,652
(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (35% of cash and cash equivalents), short-term investments, accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Cash equivalents and short-term investments are invested in time deposits and money market funds, both of which are measured using Level 1 inputs. Additionally, the fair value of variable rate long-term debt approximates carrying value as of June 27, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $39 million and $36 million as of June 27, 2020 and September 28, 2019, respectively. Defined benefit plan assets were $39 million as of September 28, 2019 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of June 27, 2020 or September 28, 2019. Interest rate swaps had a negative value of $31 million and $20 million as of June 27, 2020 and September 28, 2019, respectively.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of  June 27, 2020 or September 28, 2019.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded. During the second quarter of 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 global pandemic. This commodity price decline resulted in a negative impact to the projected cash flows of the Company’s oil and gas reporting unit that is part of the Company's Components, Products and Services ("CPS") operating segment and, therefore, the Company performed a goodwill impairment test for this particular reporting unit. The Company concluded that the fair value of the reporting unit was below its carrying value, resulting in a goodwill impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. The Company also recorded an impairment charge of $2 million in the second quarter of 2020 for certain long-lived assets. These impairment charges are included in "Restructuring and Other" on the condensed consolidated statements of income.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	June 27, 2020	September 28, 2019
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$115,073	$106,564
Number of contracts	45	46
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$278,735	$299,127
Number of contracts	39	43

The Company utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts are designated as cash flow hedges for accounting purposes and are generally one to two months in duration but, by policy, may be up to twelve months in duration.

For derivative instruments that are designated and qualify as cash flow hedges, the Company excludes time value from its assessment of hedge effectiveness and recognizes the amount of time value in earnings over the life of the derivative instrument. Gains or losses on the derivative not caused by changes in time value are recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain or loss recognized in Other Comprehensive Income on derivative instruments and the amount of gain or loss reclassified from AOCI into income were not material for any period presented herein. Pursuant to a new accounting standard, as of the beginning of 2020, the Company is no longer required to separately measure and report hedge ineffectiveness. The amount of hedge ineffectiveness was not material for any 2019 period presented.

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of June 27, 2020 and September 28, 2019, interest rate swaps with an aggregate notional amount of $350 million were outstanding. The aggregate effective interest rate of these swaps as of June 27, 2020 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $31 million as of June 27, 2020, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	June 27, 2020	September 28, 2019
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	$357,112	$370,409
Non-interest bearing promissory notes	—	14,916
Total long-term debt	357,112	385,325
Less: Current portion of non-interest bearing promissory notes	—	14,916
Current portion of long-term debt	23,437	23,438
Long-term debt	$333,675	$346,971

Term Loan maturities as of June 27, 2020 by fiscal year are as follows:

(In Thousands)
Remainder of 2020	$9,375
2021	18,750
2022	18,750
2023	14,062
2024	300,000
$360,937

As of June 27, 2020, there was $650 million in borrowings and $8 million of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver").

As of June 27, 2020, certain foreign subsidiaries of the Company had a total of $72 million of short-term borrowing facilities available, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of June 27, 2020.

Note 5. Leases

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet as of June 27, 2020 are as follows:

As of
June 27, 2020
(In thousands)
Other assets (1)	$55,462

Accrued liabilities	17,833
Other long-term liabilities	37,772
Total lease liabilities	$55,605

Weighted average remaining lease term (in years)	6.88
Weighted average discount rate	3.13%

(1) Net of accumulated amortization of $12 million.

The Company’s lease liability and ROU assets represent the present value of future lease payments which, pursuant to the Company's accounting election, are a combination of lease components and non-lease components such as maintenance and utilities. Since the Company's leases generally do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date for purposes of determining the present value of lease payments. The Company's incremental borrowing rate is based on the term of the lease, the economic environment of the lease and the effect of collateralization, if any. Upon adoption of ASC 842, the Company used an incremental borrowing rate as of that date for all leases that commenced prior to that date.

Operating lease expense, which is recognized on a straight-line basis over the term of a lease, was $5 million and $13 million for the three and nine months ended June 27, 2020, respectively. Cash payments for operating leases were $14 million for the nine months ended June 27, 2020. Certain of the Company’s lease payments are variable because such payments adjust periodically based on changes in consumer price and other indexes.

Future lease payments under non-cancelable operating leases as of June 27, 2020, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2020	$6,299
2021	16,884
2022	12,156
2023	5,725
2024	3,985
Thereafter	17,012
Total lease payments	62,061
Less: imputed interest	6,456
Total	$55,605

Note 6. Accounts Receivable Sale Program

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended June 27, 2020 and June 29, 2019, the Company sold $1.4 billion and $2.2 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of June 27, 2020 and September 28, 2019, $105 million and $241 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of June 27, 2020 and September 28, 2019, $44 million and $76 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 27, 2020 and September 28, 2019, the Company had reserves of $35 million and $36 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions) which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of June 27, 2020, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of June 27, 2020. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial, originally scheduled to commence on September 14, 2020, has been postponed to April 12, 2021 due to COVID-19-related judicial disruption. The Company intends to contest the plaintiff’s claims vigorously.

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

Other Contingencies

One of the Company's most significant risks is the ultimate realization of accounts receivable and customer inventory exposures. This risk is partially mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling the Company to monitor changes in business operations and respond accordingly. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to the Company that are deemed a preference under bankruptcy laws. Given the current economic environment resulting from the COVID-19 global pandemic, the Company continues to closely monitor the impact of the pandemic on all aspect of its business, including customer payment patterns and available information with respect to the financial condition of its customers and suppliers in order to identify potential problems early and implement risk mitigation measures. In the third quarter of 2020, two small customers of the Company declared bankruptcy, the impact of which was immaterial.

Note 8. Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Severance costs (approximately 20 and 1,770 employees for the three and nine months ended June 27, 2020, respectively)	$1,430	$—	$12,882	$—
Other exit costs (recognized as incurred)	17	—	69	—
Total - Q1 FY20 Plan	1,447	—	12,951	—
Costs incurred for other plans	1,366	7,986	7,377	13,137
Total - all plans	$2,813	$7,986	$20,328	$13,137
Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Under this plan, the Company expects to incur restructuring charges of approximately $13 million to $20 million, consisting primarily of cash severance costs, primarily in 2020. Further actions are expected to be implemented under the Q1 FY20 Plan in the fourth quarter of fiscal 2020 and cash payments of severance are expected to occur through the first quarter of fiscal 2021. In addition, the Company is still in the process of completing restructuring actions under other plans.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.

All Plans
The Company’s Integrated Manufacturing Solutions ("IMS") segment incurred costs of $10 million for the nine months ended June 27, 2020. This compares to a benefit incurred of $3 million for the nine months ended June 29, 2019, primarily as a result of a recovery from a third party of certain environmental remediation costs. The Company’s CPS segment incurred costs of $8 million and $16 million for the nine months ended June 27, 2020 and June 29, 2019, respectively. In addition, $2 million of costs were incurred during the nine months ended June 27, 2020 for SG&A headcount reductions and were not allocated to the Company's IMS and CPS segments. The Company had accrued liabilities of $6 million and $5 million as of June 27, 2020 and September 28, 2019, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

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

The Company's provision for income taxes for the three months ended June 27, 2020 and June 29, 2019 was $15 million (25% of income before taxes) and $16 million (27% of income before taxes), respectively, and $36 million (29% of income before taxes) and $69 million (36% of income before taxes) for the nine months ended June 27, 2020 and June 29, 2019, respectively. Income tax expense for the three and nine months ended June 27, 2020 decreased primarily as a result of lower income before tax, a favorable change in the geographic mix of income before tax and the impact of a tax-related restructuring transaction that became effective in the fourth quarter of 2019.

Note 10. Stockholder's Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 27, 2020	September 28, 2019
	(In thousands)
Foreign currency translation adjustments	$85,297	$86,268
Unrealized holding losses on derivative financial instruments	(24,093)	(19,888)
Unrecognized net actuarial losses and transition costs for benefit plans	(23,534)	(24,121)
Total	$37,670	$42,259

Unrealized holding losses on derivative financial instruments includes losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of June 27, 2020 and September 28, 2019, interest rate swaps with an aggregate notional amount of $350 million were outstanding. The aggregate effective interest rate of these swaps as of June 27, 2020 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $31 million as of June 27, 2020, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Stock Repurchase Program

During the first quarter of 2020, the Board of Directors authorized the Company to purchase an additional $200 million of its common stock on the same terms as previously approved repurchase programs with no expiration. During the nine months ended June 27, 2020 and June 29, 2019, the Company repurchased 3.4 million and 0.3 million shares of its common stock for $88 million and $7 million, respectively. As of June 27, 2020, an aggregate of $213 million remains available under repurchase programs authorized by the Board of Directors.

In addition to the repurchases discussed above, the Company repurchased 0.4 million and 0.2 million shares of its common stock during the nine months ended June 27, 2020 and June 29, 2019, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $12 million and $6 million, respectively, to applicable tax authorities in connection with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Gross sales:
IMS	$1,348,308	$1,720,028	$4,192,567	$5,306,329
CPS	336,581	362,078	1,000,335	1,212,866
Intersegment revenue	(30,198)	(55,111)	(107,490)	(177,543)
Net sales	$1,654,691	$2,026,995	$5,085,412	$6,341,652

Gross profit:
IMS	$94,250	$109,318	$270,867	$334,811
CPS	40,325	40,402	111,505	121,213
Total	134,575	149,720	382,372	456,024
Unallocated items (1)	(3,102)	(1,925)	(8,596)	(5,790)
Total	$131,473	$147,795	$373,776	$450,234

(1) For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets and charges or credits resulting from distressed customers.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Net sales:
Americas (1)	$815,044	$1,003,024	$2,538,673	$3,268,600
EMEA	207,060	273,735	724,815	777,989
APAC	632,587	750,236	1,821,924	2,295,063
Total	$1,654,691	$2,026,995	$5,085,412	$6,341,652

(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	57%	55%	55%	54%
Number of customers representing 10% or more of net sales	1	1	1	1

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands, except per share data)
Numerator:
Net income	$44,880	$42,921	$88,107	$121,758

Denominator:
Weighted average common shares outstanding	68,216	69,499	69,657	68,872
Effect of dilutive stock options and restricted stock units	1,429	2,508	1,847	2,588
Denominator for diluted earnings per share	69,645	72,007	71,504	71,460

Net income per share:
Basic	$0.66	$0.62	$1.26	$1.77
Diluted	$0.64	$0.60	$1.23	$1.70

Note 13. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Stock options	$—	$602	$(1,145)	$701
Restricted stock units, including performance based awards	7,354	7,534	23,188	19,877
Total	$7,354	$8,136	$22,043	$20,578

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Cost of sales	$2,772	$2,729	$8,266	$7,046
Selling, general and administrative	4,496	5,328	13,548	13,257
Research and development	86	79	229	275
Total	$7,354	$8,136	$22,043	$20,578

During the second quarter of 2020, the Company's stockholders approved the reservation of an additional 1.6 million shares of common stock for future issuance under the Company's 2019 Incentive Plan. As of June 27, 2020, an aggregate of 8.3 million shares were authorized for future issuance under the Company's stock plans, of which 4.1 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 4.2 million shares of common stock were available for future grant.

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

During the first two quarters of 2020, the Company granted PSUs for 304,500 shares for which vesting is contingent on cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved, no shares will vest. If the minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 80% to 120% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company's total shareholder return relative to that of its peer group over this same period. These PSUs will expire on December 31, 2022 if such performance conditions have not been met.

Activity with respect to the Company's restricted stock awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 28, 2019	3,153	27.82	1.30	102,720
Granted	1,322	32.57
Vested/Forfeited/Cancelled	(1,601)	28.19
Outstanding as of June 27, 2020	2,874	29.81	1.51	73,379
Expected to vest as of June 27, 2020	2,440	30.02	1.48	62,303

As of June 27, 2020, unrecognized compensation expense of $48 million is expected to be recognized over a weighted average period of 1.5 years. Additionally, as of June 27, 2020, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria was not currently considered probable is $5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow, any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, litigation, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of, acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition; any statements regarding the impact of future potential tariffs on our business; any statements regarding the impact of changes in tax laws; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that the Company announces material financial information to its investors using its investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. The Company uses these channels to communicate with its investors and the public about the Company, its products and services and other issues. It is possible that the information the Company posts on its investor relations website could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in the Company to review the information it posts on its investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

We operate in the Electronics Manufacturing Services (“EMS”) industry and manage our operations as two businesses:

1.Integrated Manufacturing Solutions ("IMS"). Our IMS segment consists of printed circuit board assembly and test, final system assembly and test and direct-order-fulfillment.

2.Components, Products and Services ("CPS"). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory from our Viking Technology division; enterprise solutions from our Viking Enterprise Solutions division; radio frequency ("RF"), optical and microelectronic; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair services.

Our only reportable segment is IMS, which represented slightly more than 80% of our total revenue in the first nine months of 2020 and 2019. Our CPS business consists of multiple operating segments, which do not meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and improving our profitability while growing our revenue has been challenging. In addition, the COVID-19 global pandemic created a unique and challenging environment in which our revenue and profitability in 2020 have been significantly impacted and will likely continue to be negatively impacted in at least the near term.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. During the second and third quarters of 2020, our results of operations were negatively impacted by rapidly changing market and economic conditions caused by the COVID-19 outbreak, as well as numerous measures imposed by government authorities to try to contain the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, limited the types of products we can manufacture and the capacity of our logistics providers to deliver those products, and resulted in temporary closures of manufacturing sites and reduced staffing as mandated by government orders. Although employee infections have not yet had a significant impact on our operations, they do require us to perform contact tracing, exclude potentially infected employees from the workplace and clean work areas used by infected employees. Should employee infections become widespread, they would have a significant and negative impact on our ability to sustain production at desired levels. Although we are unable to predict accurately the full impact that COVID-19 will have on our business due to a number of uncertainties, including the duration of the outbreak, imposition of government restrictions on staffing and the types of products we are permitted to build, plant closures, supply chain shortages and other interruptions, and the number of employees who may become infected in the future, it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Separately, under our company-wide restructuring plan adopted in October 2019, we have incurred restructuring charges of approximately $13 million in 2020, consisting primarily of cash severance costs. Further actions are expected to be implemented under such plan in the fourth quarter of fiscal 2020 that could increase restructuring charges under this plan to $20 million for 2020.

In addition, during our second quarter of 2020, we borrowed $650 million under our Amended Cash Flow Revolver, which provides for a maximum of $700 million in revolving commitments, as a precautionary measure to provide additional liquidity in light of the global economic uncertainty and financial market conditions caused by the COVID-19 global pandemic. During our third quarter of 2020, we generated $60 million of cash from operations and, as of June 27, 2020, we had approximately $1.1 billion of cash and cash equivalents. We expect that current cash balances and cash flows that are generated from operations and are available from other sources will be sufficient to meet our working capital needs and other capital and liquidity requirements for at least the next 12 months. See "Liquidity and Capital Resources" below for additional information about our sources of liquidity.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 55% of our net sales. One customer represented 10% or more of our net sales for all periods presented.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates related to product returns, accounts receivable, inventories, intangible assets, income taxes, warranty obligations, environmental matters, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. We have considered information available to us as of the date of issuance of these financial statements and, other than the impairments described in Note 3 and the immaterial impact of two customer bankruptcies in the third quarter of 2020, are not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 filed with the Securities and Exchange Commission.

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Net sales	$1,654,691	$2,026,995	$5,085,412	$6,341,652
Gross profit	$131,473	$147,795	$373,776	$450,234
Operating income	$64,103	$67,374	$145,653	$223,032
Net income	$44,880	$42,921	$88,107	$121,758

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	June 27, 2020	June 29, 2019	Increase/(Decrease)		June 27, 2020	June 29, 2019	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$937,876	$1,114,348	$(176,472)	(15.8)%	$3,012,065	$3,459,395	$(447,330)	(12.9)%
Communications Networks	595,408	736,281	(140,873)	(19.1)%	1,676,597	2,276,920	(600,323)	(26.4)%
Cloud Solutions	121,407	176,366	(54,959)	(31.2)%	396,750	605,337	(208,587)	(34.5)%
Total	$1,654,691	$2,026,995	$(372,304)	(18.4)%	$5,085,412	$6,341,652	$(1,256,240)	(19.8)%

Net sales decreased from $2.0 billion in the third quarter of 2019 to $1.7 billion in the third quarter of 2020, a decrease of 18.4%. Net sales decreased from $6.3 billion in the nine months ended June 29, 2019 to $5.1 billion in the nine months ended June 27, 2020, a decrease of 19.8%. These decreases were caused primarily by two factors. First, sales in 2019 were favorably impacted by the increased availability of components, the availability of which had been constrained in 2018. Improved availability of these components in 2019 allowed us to catch up to pent-up demand, beginning in the first quarter of 2019 and continuing throughout 2019. Secondly, beginning in the second quarter of 2020, our sales were negatively impacted by the COVID-19 global pandemic, which resulted in supply shortages, restrictions on the types of products we could manufacture and disruptions to our operations and those of our customers.

Gross Margin

Gross margin increased to 7.9% for the third quarter of 2020 from 7.3% for the third quarter of 2019. Gross margin increased to 7.3% for the nine months ended June 27, 2020 from 7.1% for the nine months ended June 29, 2019.

IMS gross margin increased to 7.0% for the third quarter of 2020, from 6.4% for the third quarter of 2019. IMS gross margin increased to 6.5% for the nine months ended June 27, 2020, from 6.3% for the nine months ended June 29, 2019. The increase for both periods was primarily due to cost reduction and containment efforts implemented in 2020, some of which were in response to the COVID-19 global pandemic. Additionally, our self-insured medical claims in the U.S. were significantly lower in the third quarter of 2020 because elective medical procedures were suspended in most states throughout the majority of the quarter due to the COVID-19 global pandemic. Lastly, during the second and third quarters of 2020, certain of our foreign subsidiaries received government subsidies to help mitigate the impact of COVID-19. We do not expect to receive the same level of funding in future quarters.

CPS gross margin increased to 12.0% for the third quarter of 2020, from 11.2% for the third quarter of 2019. CPS gross margin increased to 11.1% for the nine months ended June 27, 2020, from 10.0% for the nine months ended June 29, 2019. The increase for both periods was primarily due to continued benefits of certain plant closures during the past two years and the factors described above with respect to IMS gross margin.

We expect our gross margins to continue to fluctuate based on overall production and shipment volumes and changes in the mix of products required by our major customers. Fluctuations in our gross margins may also be caused by a number of other factors, some of which are outside of our control, including:

•disruptions to the operations of our customers, the extent to which government restrictions on staffing and the types of products we are permitted to build continue or are reinstated, whether plant closures are ordered by governmental authorities, the extent of employee infections that may result in reduced staffing at our plants and supply chain interruptions and shortages resulting from the COVID-19 global pandemic;
•changes in the overall volume of our business, which affect the level of capacity utilization;
•changes in the mix of high and low margin products demanded by our customers;
•greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;
•provisions for excess and obsolete inventory, including provisions associated with distressed customers;
•levels of operational efficiency and production yields; and
•our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, General and Administrative expenses decreased $7.5 million, from $66.8 million, or 3.3% of net sales, in the third quarter of 2019 to $59.3 million, or 3.6% of net sales, in the third quarter of 2020. This is primarily due to reduced headcount in 2020 as a result of actions under our Q1 FY20 restructuring plan and reduced travel and certain other expenses in 2020 in response to the COVID-19 global pandemic, partially offset by bad debt expense associated with two customers that declared bankruptcy in the third quarter of 2020.

Selling, General and Administrative expenses decreased $9.3 million, from $194.0 million, or 3.1% of net sales, in the nine months ended June 29, 2019 to $184.7 million, or 3.6% of net sales, in the nine months ended June 27, 2020. These decreases were primarily attributable to reduced costs commensurate with lower headcount because of actions under our Q1 FY20 restructuring plan and reduced travel costs in response to the COVID-19 global pandemic, partially offset by bad debt expense associated with two customers that declared bankruptcy in the third quarter of 2020.

Research and Development

Research and Development expenses decreased $2.1 million, from $7.3 million, or 0.4% of net sales, in the third quarter of 2019 to $5.2 million, or 0.3% of net sales, in the third quarter of 2020. Research and Development expenses decreased $5.2 million, from $21.3 million, or 0.3% of net sales, in the nine months ended June 29, 2019 to $16.1 million, or 0.3% of net sales, in the nine months ended June 27, 2020. These decreases resulted primarily from reduced headcount as a result of consolidating engineering resources in our enterprise computing and storage end market.

Restructuring and Other

Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Severance costs (approximately 20 and 1,770 employees for the three and nine months ended June 27, 2020, respectively)	$1,430	$—	$12,882	$—
Other exit costs	17	—	69	—
Total - Q1 FY20 Plan	1,447	—	12,951	—
Costs incurred for other plans	1,366	7,986	7,377	13,137
Total - all plans	$2,813	$7,986	$20,328	$13,137
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Under this plan, we expect to incur restructuring charges of approximately $13 million to $20 million, consisting primarily of cash severance costs, primarily in 2020. Further actions are expected to be implemented under the Q1 FY20 Plan in the fourth quarter of fiscal 2020 and cash payments of severance are expected to occur through the first quarter of fiscal 2021. In addition, we are still in the process of completing restructuring actions under other plans.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans

Our IMS segment incurred costs of $10 million for the nine months ended June 27, 2020. This compares to a benefit incurred of $3 million for the nine months ended June 29, 2019, primarily as a result of a recovery from a third party of certain environmental remediation costs. Our CPS segment incurred costs of $8 million and $16 million for the nine months ended June 27, 2020 and June 29, 2019, respectively. In addition, $2 million of costs were incurred during the nine months ended June 27, 2020 for SG&A headcount reductions and were not allocated to our IMS and CPS segments. We had accrued liabilities of $6 million and $5 million as of June 27, 2020 and September 28, 2019, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

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

Other Income (Expense), net

Other income (expense), net was $3 million and $(1) million for the three months ended June 27, 2020 and June 29, 2019, respectively and $(3) million and $(8) million for the nine months ended June 27, 2020 and June 29, 2019, respectively. These fluctuations were caused by an increase in the market value of participant investment accounts in our deferred compensation plan during 2020 and a significant decrease in accounts receivable factoring during the third quarter of 2020 compared to the same period in 2019.

Provision for Income Taxes

Our provision for income taxes for the three months ended June 27, 2020 and June 29, 2019 was $15 million (25% of income before taxes) and $16 million (27% of income before taxes), respectively, and $36 million (29% of income before taxes) and $69 million (36% of income before taxes) for the nine months ended June 27, 2020 and June 29, 2019, respectively. Income tax expense for the three and nine months ended June 27, 2020 decreased primarily as a result of lower income before tax, a favorable change in the geographic mix of income before tax and the impact of a tax-related restructuring transaction that became effective in the fourth quarter of 2019.

Liquidity and Capital Resources

	Nine Months Ended
	June 27, 2020	June 29, 2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$220,666	$192,768
Investing activities	(83,897)	(98,467)
Financing activities	525,674	(100,038)
Effect of exchange rate changes on cash and cash equivalents	33	482
Increase (Decrease) in cash and cash equivalents	$662,476	$(5,255)

Key Working Capital Management Measures

	As of
	June 27, 2020	September 28, 2019
Days sales outstanding (1)	53	56
Contract asset days (2)	21	19
Inventory turns (3)	6.9	7.7
Days inventory on hand (4)	53	47
Accounts payable days (5)	71	70
Cash cycle days (6)	56	52

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

Cash and cash equivalents were $1.1 billion at June 27, 2020 and $455 million at September 28, 2019. Cash levels increased primarily as a result of borrowings of $650 million under our Amended Cash Flow Revolver during the second quarter of fiscal 2020 as a precautionary measure to provide additional liquidity in light of the global economy uncertainty and financial market conditions caused by the COVID-19 global pandemic. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was $1.3 billion as of June 27, 2020 and September 28, 2019, respectively.

Net cash provided by operating activities was $221 million and $193 million for the nine months ended June 27, 2020 and June 29, 2019, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes, impairments and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended June 27, 2020, we generated $215 million of cash primarily from earnings, excluding non-cash items, and $6 million from changes in net operating assets. During the second and third quarters of 2020, our sales were negatively impacted by the COVID-19 global pandemic, which resulted in supply shortages, manufacturing site closures and reduced customer demand. This reduced business volume resulted in lower levels of accounts receivable and accounts payable. Our DSO decreased from 56 days as of September 28, 2019 to 53 days as of June 27, 2020 due primarily to a favorable shift in linearity from customers with longer payment terms to customers with shorter payment terms, partially offset by an unfavorable shift in linearity of shipments to customers.

Net cash used in investing activities was $84 million and $98 million for the nine months ended June 27, 2020 and June 29, 2019, respectively. During the nine months ended June 27, 2020, we used $55 million of cash for capital expenditures and purchased $30 million of short-term investments. During the nine months ended June 29, 2019, we used $102 million of cash for capital expenditures.

Net cash provided by (used in) financing activities was $526 million and $(100) million for the nine months ended June 27, 2020 and June 29, 2019, respectively. During the nine months ended June 27, 2020, we borrowed $650 million of cash under our Amended Cash Flow Revolver, used $100 million of cash to repurchase common stock (including $12 million related to employee tax withholdings on vested restricted stock units), repaid an aggregate of $30 million of long-term debt and received $5 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the nine months ended June 29, 2019, we repaid $378 million of long term debt, borrowed $94 million of cash under our Amended Cash Flow Revolver, received $375 million from our Term Loan, used $13 million of cash to repurchase common stock (including $6 million related to employee tax withholdings on vested restricted stock units), received $13 million net proceeds from issuances of common stock pursuant to stock option exercises and incurred $3 million of debt issuance costs in connection with our revolving credit amendment.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares will reduce our liquidity. We repurchased 3.4 million and 0.3 million shares of our common stock for $88 million and $7 million during the nine months ended June 27, 2020 and June 29, 2019, respectively. As of June 27, 2020, an aggregate of $213 million remained available under our stock repurchase programs authorized by the Board of Directors, none of which is subject to an expiration date.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. As of June 27, 2020 and September 28, 2019, interest rate swaps with an aggregate notional amount of $350 million were outstanding. The aggregate effective interest rate under these swaps as of June 27, 2020 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $31 million as of June 27, 2020, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

The Amended Cash Flow Revolver requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. The Amended Cash Flow Revolver contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Amended Cash Flow Revolver contains customary provisions relating to events of default, including material adverse effects, and customary negative covenants limiting our ability and that of our subsidiaries to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, subject to certain exceptions. As of June 27, 2020, we were in compliance with all covenants.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended June 27, 2020 and June 29, 2019, we sold accounts receivable of $1.4 billion and $2.2 billion, respectively, under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of June 27, 2020 and September 28, 2019, $105 million and $241 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of June 27, 2020 and September 28, 2019, $44 million and $76 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of June 27, 2020, we had reserves of $35 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of June 27, 2020, we had a liability of $102 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. During the second quarter of fiscal 2020, we borrowed $650 million under our Amended Cash Flow Revolver which provides for a maximum of $700 million in revolving commitments as a precautionary measure to provide additional liquidity in light of the global economic uncertainty and financial market conditions caused by the COVID-19 global pandemic. During the third quarter of 2020, we generated $60 million of cash from operations and had $1.1 billion of cash and cash equivalents as of June 27, 2020. Our primary sources of liquidity as of June 27, 2020 consisted of (1) cash and cash equivalents of $1.1 billion; (2) our Amended Cash Flow Revolver, under which $42 million, net of outstanding borrowings and letters of credit, was available; (3) foreign short-term borrowing facilities of $72 million, all of which was available; (4) proceeds from the sale of accounts receivable under our uncommitted receivables sales programs, and (5) cash generated from operations.

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

As of June 27, 2020, 82% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 27, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to 1) our Term Loan of $361 million and 2) $650 million of borrowings under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of June 27, 2020, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. Therefore, our net exposure to interest rate risk is on the unhedged balance of $661 million. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. These forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of June 27, 2020, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $279 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $115 million as of June 27, 2020.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that occurred during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2020, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below, reference is made to the legal proceedings disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 and in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended December 28, 2019 and March 28, 2020.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial, originally scheduled to commence on September 14, 2020, has been postponed to April 12, 2021 due to COVID-19-related judicial disruption. The Company intends to contest the plaintiff’s claims vigorously.

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

Refer also to Note 7 to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

The COVID-19 pandemic has had, and will likely continue to have, a significant impact on our results of operations and financial condition by reducing demand from our customers, interrupting the flow of components needed for our customers’ products, limiting the operations or productivity of our manufacturing facilities, restricting the types of products we can build for our customers and creating health risks to our employees.

Our global operations expose us to the effects of the COVID-19 pandemic, which has now spread across the globe and is impacting economic activity worldwide. In particular, the pandemic:

•Resulted in the temporary closure of our facilities in China during the second quarter of 2020;
•Reduced the amount of staffing we are permitted to maintain at certain of our plants;
•Required us in some cases to pay staff who are not able to work due to government orders;
•Limited the capacity of logistics providers to deliver the products we manufacture;
•Reduced demand for certain of our customers’ products, particularly in the automotive end market;
•Prevented us from building certain products not deemed as essential under local, state and national public health orders covering the locations of our plants during portions of the second and third quarters of 2020; and
•Resulted in interruptions of supply of components, either because our suppliers have themselves been prevented from operating or because major distribution channels (e.g., sea transport) have been disrupted by the pandemic.

Collectively, these conditions significantly affected our revenue for the second and third quarters of 2020 and it is unclear when these impacts will be fully resolved.

Further, although we have implemented infection control measures recommended or required by the applicable public health authorities, and have not to date experienced a significant number of COVID-19 infections among our employees, should infections among our employees increase significantly, our operations could be impacted if we become required to temporarily exclude significant numbers of employees from our plants due to either infection or exposure to an infected person and/or close impacted plants in order to clean them. Furthermore, as a result of government orders, a large number of our employees have been working remotely since the end of the second quarter of fiscal 2020. Although these restrictions have been relaxed in some geographies and we have not experienced any significant disruptions to date as a result of remote work arrangements, should a substantial number of our employees supporting general and administrative functions, particularly at our California headquarters location, continue to be required to work remotely for an extended period of time, we could experience disruptions and reduced efficiencies.

More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the business restrictions are lifted. In particular, the pandemic also increases the risk that our customers and suppliers will face financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations to us. For example, in the third quarter of 2020, two of our small customers in the automotive end market declared bankruptcy. Although we have not experienced any significant increase in customer defaults as a result of the pandemic to date, the risk of such defaults will increase should pandemic conditions, and the commercial and social restrictions put in place in response to them by local, state and national governments, not end or be significantly relaxed in the near term.

Although we are unable to predict accurately the full impact that COVID-19 will have on us due to a number of uncertainties, including the number of employees who may become infected or exposed to infected persons who we become required to temporarily exclude from our plants, the duration of the outbreak, and actions that may be taken by government authorities, we believe it is likely that the COVID-19 global pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide products and services to companies that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions industries. Adverse changes in any of these end markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect any of these industries in general, or our customers in particular, and lead to reductions in net sales, thus harming our business. These factors include:

•intense competition among our customers and their competitors, leading to reductions in prices for their products and increases in pricing pressure placed on us;
•failure of our customers' products to gain widespread commercial acceptance, which could decrease the volume of orders customers place with us. For example, our sales and margins have been negatively impacted in the past by the slower than expected ramp of 5G programs by our communications customers;
•changes in regulatory requirements affecting the products we build for our customers, leading to product redesigns or obsolescence and potentially causing us to lose business; and
•recessionary periods in our customers' markets, which decrease orders from affected customers, such as the currently depressed conditions due to the COVID-19 pandemic on the automotive and oil and gas industries, which have decreased orders from affected customers.

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

Our operating results can vary due to a number of significant uncertainties, including:

•our ability to replace declining sales from end-of-life programs and customer disengagements with new business wins;
•conditions in the economy as a whole and in the industries we serve, which are being significantly impacted by the current COVID-19 pandemic;
•fluctuations in component prices, component shortages and extended component lead times caused by high demand, natural disasters, epidemics or pandemics, such as the COVID-19 pandemic, or otherwise;
•timing and success of new product developments and ramps by our customers, which create demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;
•levels of demand in the end markets served by our customers;
•timing of orders from customers and the accuracy of their forecasts;
•inventory levels of customers, which if high relative to their normal sales volume, could cause them to reduce their orders to us;
•customer payment terms and the extent to which we factor customer receivables during the quarter;
•increasing labor costs in the regions in which we operate;
•mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;
•our ability to pass tariffs through to our customers;
•resolution of claims with our customers;
•degree to which we are able to utilize our available manufacturing capacity;
•customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;
•our ability to efficiently move manufacturing operations to lower cost regions;
•changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, uncertain tax positions, and our ability to utilize our deferred tax assets; and
•political and economic developments in countries in which we have operations, which could restrict our operations or those of our suppliers and/or customers or increase our costs.

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

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are affected by economic, political and other conditions in the foreign countries in which we do business, including:

•changes in trade and tax laws that may result in us or our customers being subjected to increased taxes, duties and tariffs, which could increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;

•compliance with U.S. and foreign laws concerning the export of technology, including the International Traffic in Arms Regulations (ITAR), the U.S. Export Administration Regulations, sanctions administered by the Office of Foreign Asset Controls of the U.S. Treasury Department and the Foreign Corrupt Practices Act;
•rising labor costs;
•compliance with foreign labor laws, which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;
•labor unrest, including strikes;
•difficulties in staffing due to immigration or travel restrictions imposed by national governments, including the U.S.;
•security concerns;
•political instability and/or regional military tension or hostilities;
•fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;
•the imposition of currency controls;
•exposure to heightened corruption risks;
•aggressive, selective or lax enforcement of laws and regulations by national governmental authorities;
•potentially increased risk of misappropriation of intellectual property; and
•an outbreak of a contagious disease, such as COVID-19, which may cause us or our suppliers and/or customers to temporarily suspend our operations in the affected city or country.

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

A principal source of our liquidity is our cash and cash equivalents, which are held with various financial institutions. Although we distribute such funds among a number of financial institutions that we believe to be of high quality, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost. In addition, a little more than one-third of our cash and cash equivalents, and all of our short-term investments, are in the form of short-term time deposits and money market funds. Under certain market conditions, the market value of these instruments can fall below the amount on deposit. Should this phenomenon, known as “breaking the buck,” occur and should we seek to withdraw our cash equivalents at such time, we could receive less than the face value of our deposits. Finally, if one or more counterparties to our interest rate or foreign currency hedging instruments were to fail, we could suffer losses and our hedging of risk could become less effective.

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

Although we maintain significant manufacturing capacity in the U.S., the substantial majority of our manufacturing operations are located outside the U.S. This manufacturing footprint has allowed us to provide cost-effective volume manufacturing for our customers. As a result of continuing trade disputes, the U.S., China, the E.U. and several other countries have imposed tariffs on certain imported products. In particular, the U.S. has imposed tariffs impacting certain components and products imported from China by us into the U.S. These tariffs apply to both components imported into the U.S. from China for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in China and that are then imported into the U.S. Any decision by a large number of our customers to cease using our manufacturing services due to the continued application of tariffs would materially reduce our revenue and net income. In addition, our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incurred to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we were for any reason unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from customers until sometime later, if at all, which would adversely impact our operating cash flow in a given period.

Our supply chain is subject to a number of economic, regulatory and environmental risks that could increase our costs or cause us to delay shipments to customers, reducing our revenue and margins and increasing our inventory.

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have in the past experienced, and may experience in the future, delays in delivery and shortages of components, particularly certain types of capacitors, resistors and discrete semiconductors used in many of the products we manufacture. These conditions, as well as the interruptions in supply of components and reduced capacity of logistics providers caused by the COVID-19 global pandemic, have resulted and could in the future result in increased component prices and delays in product shipments to customers, both of which would decrease our revenue and margins, as well as increase our inventory of other components, which would reduce our operating cash flow.

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

Some companies in the industries for which we provide products have previously experienced significant financial difficulty, with a few filing for bankruptcy in the past. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. In the third quarter of 2020, two of our small customers declared bankruptcy, the impact of which was not material. There can be no assurance that additional customers will not declare bankruptcy.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers or our own manufacturing processes and products infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop importing or producing products or components of products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or to redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages and/or impact on production of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others’ intellectual property rights, there is no guaranty that these customers will have the financial resources to stand behind such indemnities should the need arise, nor is there any guarantee that any such indemnity could be fully enforced. We sometimes design products on a contract basis or jointly with our customers. In these situations, we may become subject to claims that products we design infringe third party intellectual property rights and may also be required to indemnify our customer against liability caused by such claims.

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

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements and standards. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, must comply with standards established by the U.S. Food and Drug Administration and products we manufacture for the automotive end market are generally subject to the ISO/TS 16949:2009 standard. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements and standards. Defects in the products we design or manufacture may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements and standards may subject us to legal fines or penalties, cause us to lose business and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we continue to expand our medical, automotive, defense and aerospace and oil and gas manufacturing services because defects in these types of products can result in death or significant injury to end users of these products or environmental harm. Even when our customers are contractually responsible for defects in the design of a product, there is no guarantee that these customers will have the financial resources to indemnify us for such liabilities and we could nonetheless be required to expend significant resources to defend ourselves if named in a product liability suit over such defects. Additionally, insolvency of our customers may result in us being held ultimately liable for our customers’ design defects, which could significantly reduce our net income.

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

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, we identified a material weakness in our internal controls over financial reporting in 2018 that required remediation in 2019. Furthermore, due to the health risks caused by the COVID-19 global pandemic to employees who operate and monitor our internal controls and due to the requirement that a large number of employees work remotely, the COVID-19 global pandemic impact on staffing could cause challenges for the effective operation of our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2017, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. In October 2019, the Board authorized an additional $200 million stock repurchase program. These programs have no expiration date. The table below sets forth information regarding our repurchases of our common stock under these authorizations during the third quarter of 2020.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
March 29, 2019 through April 25, 2020	511,000	$26.72	511,000	$217,086,498
Month #2
April 26, 2019 through May 23, 2020	27,216	$24.82	27,216	$216,411,035
Month #3
May 24, 2020 through June 27, 2020	129,026	$24.68	129,026	$213,226,780
Total	667,242	$26.25	667,242
(1)  All months shown are our fiscal months.

(2)  Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Item 6. Exhibits

Exhibit Number	Description

10.29*	2019 Equity Incentive Plan, as amended (filed herewith)

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

________________________

* Corrected version being filed. Also a compensatory arrangement in which an executive officer or director participates.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ HARTMUT LIEBEL
Hartmut Liebel
Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2020

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 31, 2020