Form 10-K
period 2020-10-03
SANMINA CORP
filed 2020-11-13
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
				Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,055,950,774 as of March 28, 2020, based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 27, 2020.
As of November 5, 2020, the number of shares outstanding of the registrant's common stock was 65,065,619.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina” or the "Company") is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers, or OEMs, in the following industries: industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers. We were originally incorporated in Delaware in May 1989.

Our end-to-end solutions, combined with our global expertise in supply chain management, enable us to manage our customers' products throughout their life cycles. These solutions include:

•product design and engineering, including concept development, detailed design, prototyping, validation, preproduction services and manufacturing design release and product industrialization;
•manufacturing of components, subassemblies and complete systems;
•high-level assembly and test;
•direct order fulfillment and logistics services;
•after-market product service and support; and
•global supply chain management.

We operate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)     Integrated Manufacturing Solutions (IMS). Our IMS business consists of printed circuit board assembly and test, high-level assembly and test, and direct-order-fulfillment. This segment generated approximately 80% of our total revenue in 2020.

2)    Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory from our Viking Technology division; enterprise solutions from our Viking Enterprise Solutions division; radio frequency (RF), optical and microelectronic; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, global services (logistics and repair). CPS generated approximately 20% of our total revenue in 2020.

We have manufacturing facilities in 21 countries on six continents. We locate our facilities near our customers and their end markets in major centers for the electronics industry or in lower cost locations. Many of our operations located near our customers and their end markets are focused primarily on new product introduction, lower-volume, higher-complexity component and subsystem manufacturing and assembly, and high-level assembly and test. Our operations located in lower cost areas engage primarily in higher-volume component and subsystem manufacturing and assembly for both higher and lower complexity products.

As one of the largest global manufacturing solutions providers with operations in 21 countries on six continents we are able to capitalize on our competitive strengths including our:

•customer-focused organization with 37,000 employees;
•mission critical end-to-end solutions;
•product design and engineering resources;
•vertically integrated global manufacturing capabilities;
•comprehensive IT systems and a flexible global supplier base;
•expertise in serving diverse end markets; and
•expertise in industry standards and regulatory requirements.

Industry Overview

EMS companies are the principal beneficiaries of the increased use of outsourced manufacturing services by the electronics and other industries. Outsourced manufacturing refers to an OEM's use of EMS companies to manufacture their products, rather than using internal manufacturing resources. As the EMS industry has evolved, OEMs have increased their reliance on EMS companies for end-to-end services including product design and engineering, manufacturing, high-level assembly and test, direct-order-fulfillment and logistics services, after-market product service and support, and global supply chain management.

We believe OEMs will continue to outsource manufacturing because it allows them to:

•focus on core competencies;
•access leading design and engineering capabilities;
•optimize their supply chain while reducing risk and maximizing purchasing power;
•reduce operating costs and capital investment;
•access global manufacturing services; and
•accelerate time to market.

Our Business Strategy

Our vision is to be the trusted leader in providing mission critical products, services and supply chain solutions to accelerate customer success. Key elements of our business strategy to deliver this vision include:

Capitalizing on Our Comprehensive Solutions. We intend to capitalize on our end-to-end solutions, which we believe will allow us to sell additional solutions to our existing customers and attract new customers. Our end-to-end solutions include product design and engineering, manufacturing, high-level assembly and test, direct order fulfillment and logistics services, after-market product service and support, and global supply chain management. Our vertically integrated manufacturing solutions enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with a number of services, such as component manufacturing or higher value-added solutions, we are often able to improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple solutions. To achieve this goal, our sales and marketing organization seeks to cross-sell our solutions to customers.

Extending Our Technology Capabilities. We rely on advanced processes and technologies to provide our products, components and vertically integrated manufacturing solutions. We continually improve our manufacturing processes and develop more advanced technologies, providing competitive advantage to our customers. We work with our customers to anticipate their future product and manufacturing requirements and align our technology investment activities with their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture complex, high-value added products, maximizing our potential to continue to win business from existing and new customers.

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

Continuing to Penetrate Diverse End Markets. We focus our marketing and sales efforts on major end markets within the electronics technology industry. We target markets we believe offer significant growth opportunities and for which OEMs sell mission critical products that are subject to strict regulatory requirements and/or rapid technological change because the manufacturing of these products requires higher value-added services. We intend to continue to diversify our business across market segments and customers to reduce our dependence on any particular market or customer.

Pursuing Strategic Transactions. We continually seek to identify and undertake strategic transactions that give us the opportunity to grow our business by accessing new customers' products, manufacturing solutions, repair service capabilities, intellectual property, technologies and geographic markets. In addition, we plan to continue to pursue OEM divestiture transactions that will augment existing strategic customer relationships or build new relationships with customers in attractive end markets. In an OEM divestiture transaction, we purchase manufacturing assets and hire employees from a customer and enter into a long-term supply agreement with such customer to provide products previously manufactured by them. Potential future transactions may include a variety of different business arrangements, including acquisitions, asset purchases, spin-offs, strategic partnerships, restructurings and divestitures.

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-effective services for our customers. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate, taking into consideration tariffs and other factors, to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global basis as a result of our existing manufacturing footprint in 21 countries on six continents.

COVID-19

In March 2020, the World Health Organization declared COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. During the last nine months of our fiscal 2020, our results of operations were negatively impacted by reduced demand from our customers resulting from the negative impact of the pandemic and government containment measures on their end markets, supply shortages and temporary shutdowns of certain of our facilities.

We are unable to accurately predict the full impact that COVID-19 will have on us due to a number of uncertainties, including the impact of the pandemic on our customers' businesses, the number of employees who may become infected or exposed to infected persons who we would then be required to exclude from our plants, the imposition of government restrictions on staffing and the types of products we are permitted to build, the need for temporary plant closures, supply chain shortages and other interruptions, the duration of the outbreak, the geographic location of any future outbreaks, and actions that government authorities may take. However, it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

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

Product Design and Engineering Resources. We provide product design and engineering services for new product designs, cost reductions and Design-for-Manufacturability/Assembly/Test (DFx) reviews. Our engineers work with our customers during the complete product life cycle. Our design and NPI centers provide turnkey system design services, including: electrical, mechanical, thermal, software, layout, simulation, test development, design verification, validation, regulatory compliance and testing services. We design high-speed digital, analog, radio frequency, mixed-signal, wired, wireless, optical and electro-mechanical modules and systems.

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

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions, including high-technology components, new product introduction and test development services. These solutions are provided in every major region worldwide, with design and prototyping close to our customer’s product development centers. Our customers benefit significantly from our experience in these areas, including product cost reduction, minimization of assets deployed for manufacturing, accelerated time-to-market and a simplified supply chain. Key system components we manufacture include high-technology printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, enclosures, cable assemblies, plastic injection molded products, precision machined components, optical and RF modules and memory modules. These components and sub-assemblies are integrated into a final product or system, configured and tested to our customer’s or the end-customer’s specifications and delivered to the final point of use, with Sanmina managing the entire supply chain. By manufacturing system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers. In addition, we are able to have greater control over the supply chain of our customers' products.

Customers also benefit from our combined design, technology and manufacturing experience with specific products and markets. For example, in communications networks, we have 40 years of experience in developing high-speed printed circuit boards (PCBs) and backplanes. Examples of products for which our experience and vertically integrated model provide competitive advantage include wireless base stations, network switches, routers and gateways, optical switches, servers and storage appliances, automotive products, avionics and satellite systems, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in semiconductor manufacturing processes, including equipment for photolithography, chemical mechanical polishing, vapor deposition and robotics for wafer transfer. For these and many other products, customers can gain competitive advantage with our manufacturing technology, while reducing the capital requirements associated with manufacturing and global supply chain management.

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

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of manufacturing facilities in 21 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services, and to help alleviate tariff costs. Our current repair network is located in an additional eight countries.

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

Supply chain management also involves the planning, purchasing, transportation and warehousing of product components. A key objective of our supply chain management services is to reduce excess component inventory in the supply chain by scheduling deliveries of components at a competitive price and on a just-in-time basis. We use sophisticated production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements and to reflect any changes in these requirements in our ERP system. This system enables us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements, especially during supply shortages that have affected our industry in the past. Our enterprise-wide ERP systems provide us with company-wide information regarding component inventories and orders to help optimize inventories, planning and purchasing at the facility level.

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

Our Products and Solutions

We offer our OEM customers a diverse set of products and solutions with a focus on wireless, wireline and optical communications and network infrastructure equipment, such as switches, routers and base stations, computing and storage systems, defense and commercial avionics and communications, medical imaging, diagnostic and patient monitoring systems, point-of-sale, gaming systems, semiconductor tools for metrology, lithography, dry and wet processing, industrial products, including large format printers and automated teller machines, energy and clean technology products such as solar and wind products, LED lighting, smart meters and battery systems, electric vehicle power control systems, automotive infotainment devices, and automotive engine-control modules. These products may require us to use some or all of our end-to-end solutions, including design, component technologies and logistics and repair services.

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

High-Level Assembly and Test. We provide high-level assembly and test in which assemblies and modules are combined to form complete, finished products. Products for which we currently provide high-level assembly and test include electro-mechanical assemblies, sterilized fluid and blood analysis systems, food dispensing equipment, diagnostic medical devices, high-voltage power management systems, rotating x-ray equipment for airport security, particle analyzers for homeland security, motorized magnetic resonance imaging units, radio base stations and transmission equipment for 5G wireless networks, optical central stations and wireline switching and routing hardware, server and storage systems for data centers, carriers central offices and video streaming service providers. These products require highly specialized manufacturing capabilities and, processes and integrated IT systems.

Our specialized processes such as cable routing, pulley, gear assembly, lubrication, sterilization, hi-pot voltage testing for safety, functional calibration, liquid management, refrigeration systems, food-grade treatment of surfaces, containers and conduits, x-ray and magnetic testing, battery assembly and test, loading and configuration of firmware and software regionalization based on customer needs and supply chain optimization for large, bulky, or otherwise logistic-intensive and for tariff minimization.

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

Components, Products and Services includes:

Product Design and Engineering. Our design and engineering groups provide customers with comprehensive services from initial product design and detailed product development to prototyping and validation, production launch and end-of-life support for a wide range of products covering all our market segments. These groups complement our vertically integrated manufacturing capabilities by providing component level design services for printed circuit boards, backplanes and a variety of electro-mechanical systems. Our offerings in design engineering include product architecture, detailed development, simulation, test and validation, integration and regulatory and qualification services, and our NPI services include quick-turn prototypes, functional test development and release-to-volume production. We also offer post-manufacturing and end-of-life support, including repair and sustaining engineering support through our Global Services division. We can also complement our customer's design team with our unique skills and services which can be used to develop custom, high-performance products that are manufacturable and cost optimized to meet product and market requirements. Such engineering services can help in improving a customer’s time-to-market and cost-to-market objectives.

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

Backplanes and Backplane Assemblies. Backplanes are typically very large printed circuit boards that serve as the backbones of sophisticated electronics products, such as internet routers. Backplanes provide interconnections for printed circuit board assemblies, power supplies, and other electronic components. We fabricate backplanes in our printed circuit board factories. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press-fitting high density connectors into plated through-holes in the fabricated backplane. In addition, many of the newer, advanced technology backplanes require SMT attachment of passive discrete components as well as active high-pin count ball grid array packages. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We also perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technologies and process “know-how” which enable backplanes to run at data rates in excess of 50 gigahertz. We currently have capabilities to manufacture backplanes at greater than 60 layers in sizes up to 26x40 inches and up to a nominal thickness of 0.425 inches and in a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes and the test equipment we have ensures the quality and performance of these backplane systems is “world class.” We are not only fully capable of the electronic integrity testing of these backplanes, but can also utilize state of the art x-ray equipment to verify defect-free installation of the new high density/high speed connectors. Lastly, performance of the backplane system is checked through a signal integrity tester to ensure the product will meet its design intent. We are one of a limited number of manufacturers with this comprehensive suite of capabilities.

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

Mechanical Systems. Mechanical systems are used across all major markets to house and protect complex, critical and fragile electronic components, modules and sub-systems so that the system's functional performance is not compromised due to mechanical, environmental or any other usage conditions. Our mechanical systems manufacturing services are capable of fabricating mechanical components, such as cabinets, chassis (via soft tool and hard progressive tools), frames, racks, and data storage enclosures integrated with various electronic components and sub-systems with power management, thermal management, sensing functions and control systems.

We manufacture a broad range of enclosures for a wide range of products from set-top boxes, medical equipment, alternative energy storage, data management shelves as well as data storage, to large and highly complex mechanical systems, such as those used in indoor and outdoor wireless base station products and high precision vacuum chambers for the semiconductor, telecom, networking, healthcare, aerospace and homeland security industries.

Our mechanical systems expertise is available at several of our state-of-the-art facilities worldwide. Our operations provide metal fabrication by soft tools methodology, high-volume metal stamping and forging by hard tools with stage and progressive tools, plastic injection molding, robotic welding, powder coating, wet painting, plating and cleaning processes.

We also offer a suite of world-class precision machining services in the U.S., Mexico and Israel. We use advanced numerically controlled machines enabling the manufacture of components to very tight tolerances and the assembly of these components in clean environments. Our capabilities include complex medium and large format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we do lapping, anodizing, electrical discharge machining (EDM), heat-treating, cleaning, laser inspection, painting and packaging. We have dedicated facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality meeting very tight tolerances. This includes fully automated “lights-out” machinery that continues production in the absence of human operators that can operate 24/7. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial, medical and AS9100-certified aerospace markets.

Optical Technology. Optical Technology is our high-end product technology and engineering division that focuses on RF, optical and microelectronics products. Our mission and philosophy are to deliver leading-edge technology solutions that help optimize the value and performance of our customers’ applications.

Optical and radio frequency (RF) components are key building blocks of many systems. We produce both passive and active optical components as well as modules that are built from a combination of industry standard and/or custom components, interconnected using microelectronic and micro-optic technologies to achieve a unique function.

Based on microelectronic design and manufacturing technologies, we provide RF and optical components, modules and systems for customers in the communications, networking, medical, industrial, military and aerospace markets. Our experience in RF and optical communication and networking products spans long-haul/ultra-long-haul and metro regions for transport/transmission, as well as access and switching applications, including last-mile solutions. We are currently supplying product to the 10G, 40G, 100G, 200G and 400G optical communication marketplace based on foundational IP within optical and RF technologies. In the medical market, we develop and manufacture components and subassemblies that support Sanmina’s medical operations for products such as blood analyzers, food contamination analyzers, and specialized optical spectrometers and fluorometers utilizing the latest optical technologies. Our optical technology service offerings are designed to deliver end-to-end solutions with special focus on product design, test infrastructure development and industrialization, optical, millimeter waive and RF components and module and blade manufacturing, as well as system integration and test.

Viking Technology. Viking Technology supplies leading edge Solid State Drives (SSD), DRAM memory modules and Non-Volatile DIMMs (NVDIMM), along with state-of-the-art multi-chip memory packaging (MCP) solutions.

Viking Technology provides DRAM memory & Flash storage solutions ranging from high-performance computing SSDs tailored for the enterprise market to small form factor flash and DRAM modules optimized for industrial, telecommunications, and military markets. To continue its leadership in the memory space, Viking Technology is investing in several advanced technologies such as memory packaging, multi-chip packaging, system-in-package, and storage class memory. These investments will enable Viking Technology to support a wider range of markets and applications. Viking Technology will continue its focus on the enterprise and embedded markets with further emphasis on markets such as military, defense and aerospace and industrial/automotive applications.

Viking Technology's comprehensive memory product offerings include Enterprise Class & Industrial Grade SSDs available across a wide portfolio of standard and OEM customized form-factors (2.5”, 1.8” SlimSATA, mSATA, M.2, PCIe/NVMe SSDs, SATADIMM™, DFC and eUSB). Viking Technology also supports the broadest range of DDR4, DDR3, DDR2, DDR and SDRAM modules; from High-Density to Small-Form Factor with Error Checking and Correction (ECC Memory).

Viking Technology also specializes in DRAM and Flash Multi-chip packaging (MCP) technology, allowing for higher density packages optimized for the military aerospace, autonomous vehicles, and communications satellite applications. Viking’s ParallelCell family of products are multi-chip package (MCP) solutions that are bare silicon die and wafer level stacking solutions, capable of reducing the overall footprint of memory modules into a single chip.

These MCP solutions are tested in industrial, extended and military temperature ranges. Viking MCP memory products are designed for applications in which Size, Weight and Power (SWaP) are key requirements. Our future generations of MCPs will be optimized for radiation tolerant and space compliant applications.

Viking Enterprise Solutions. Viking Enterprise Solutions is a market leader in high-performance storage platforms for hyperscale and enterprise data centers worldwide. Leveraging our portfolio of proven product designs, Viking Enterprise Solutions provides advanced data center products, including NVMe flash memory and disk-based storage server appliances, JBOD storage systems and related products for a variety of storage and data center applications including rack scale solutions. With advances in interconnect speeds and architectural changes to disaggregate storage and compute for scale, Viking Enterprise Solutions is well positioned with a product portfolio to take advantage of these trends.

Viking Enterprise Solutions provides end-to-end, design and manufacturing solutions for both platform-based and fully customized data center products. From our US-based design and development team, we provide a full array of design services from early product conceptualization, through design, product validation and world-wide product certifications. In addition, our team supports all phases of product manufacturing, including NPI, support for unique product configurations, RMA and product end-of-life support.

SCI Technology Inc. (SCI). SCI has provided engineering services, products, manufacturing, test, and depot and repair solutions to the global defense and aerospace industry for nearly 60 years. SCI offers advanced products for aircraft systems and tactical communications, unmanned aerial systems and components, counter-unmanned aerial systems and components, and fiber-optics capabilities for use in a variety of defense-related applications.

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

Global Services. Our global services focus on highly complex and mission-critical products and processes. We support the logistics and repair needs of customers in the communications, defense, embedded computing and medical markets worldwide. Through our operational infrastructure of 34 Sanmina sites and 27 repair partner sites, we provide a wide range of services, including direct-order-fulfillment, configure-to-order, supplier, inventory and warranty management, reverse logistics, repair, asset recovery, sustaining engineering, test development and end-of-life management to embrace the specific needs of our customers.

Drawing on a robust set of information systems, we offer configurable environments tailored to meet specific customer needs, including customized web portals, order and serial number tracking, special routings and promotions. Local, regional and global solutions are supported by a robust set of business processes that focus on inventory reduction and risk mitigation. This can improve cycle times by leveraging infrastructure, people and technology to enable reliable shipments of products to end users worldwide generally within 24 to 72 hours, depending on our customer’s requirements.

Logistics and repair services complement our end-to-end manufacturing strategy by integrating engineering, supply chain, manufacturing, logistics and repair into a seamless solution for customers around the world.

Our End Markets

We target markets that we believe offer significant growth opportunities and where OEMs sell complex mission critical products that are subject to strict regulatory requirements and/or rapid technological change. We believe that markets involving complex, rapidly changing products offer opportunities to produce products with higher margins because they require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our diversification across market segments and customers helps mitigate our dependence on any particular market or customer.

Industrial/Medical/Defense/Automotive

Industrial. We provide end-to-end component, engineering and complex assembly services to the industrial market. We support a wide range of segments, including transportation, power management, industrial controls, instrumentation and test equipment, inspection and public safety equipment, capital equipment, and self-service kiosk solutions. Our significant experience in the precision machining of components is utilized in highly complex systems such as vacuum chambers, photolithography tools, etch tools, wafer handling systems, airport security, 3D printing, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing machines. We have specialized and dedicated facilities for the assembly of large / complex electro-mechanical, thermal and liquid-management equipment for applications, including ATMs, beverage dispensing, cash-counting and management systems, electro-mechanical patient transfer tables, industrial printers and semiconductor capital equipment.

We also manufacture sub-assemblies for machine-control units, such as high-speed machining tools, liquid management equipment and complex hydraulic-electro-mechanical systems, for applications such as industrial-grade printing and liquid dispensing.

We are committed to serving companies that are leading the energy and clean technology revolution in the solar, wind, battery systems, LED lighting fixtures (including indoor, outdoor, industrial-grade and construction lighting products), and smart infrastructure industries. We leverage traditional EMS for clean technology customers in areas related to power electronics, control and distribution, smart meters and full-system integration of complex industrial power inverters. Beyond traditional EMS, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all clean technology segments. Our design and manufacturing operations are strategically located in close proximity to clean technology business hubs.

Medical. We provide comprehensive manufacturing and related services to the medical industry, including design, logistics, repair and regulatory services. The design, manufacturing and repair of products for the medical industry often requires compliance with domestic and foreign regulations, including the Food and Drug Administration's (FDA's) quality system regulations and the European Union's medical device directive. In addition to complying with these standards, our medical facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001, where required. We manufacture components, sub-assemblies and systems for a broad range of medical devices, including blood glucose meters, computed tomography scanner assemblies, respiration systems, blood analyzers, molecular diagnostics, cosmetic surgery systems, ultrasound imaging systems and a variety of patient monitoring equipment.

Defense. We offer our end-to-end services to the defense, aerospace and high-reliability electronics industry. We design, manufacture and support a comprehensive range of defense and aerospace products, including avionics systems and processors, cockpit and wireless communications systems, tactical and secure network communications systems, radar subsystems, machine vision systems, unmanned aircraft airframes and avionics, and fiber-optic systems for defense related applications. We believe our experience, as well as product design and engineering capabilities, are key competitive strengths in these markets.

Automotive. We provide manufacturing services to the automotive industry for sensors, controllers, engine control units, infotainment modules, eMobility sub-modules, LIDAR, Electric Vehicle (EV) charging system sub-modules, heating ventilation and air-conditioning (HVAC) control modules, a wide array of LED (Light Emitting Diode) interior and exterior light assemblies, as well as cables for interconnect solutions. We also provide design support, product and process qualification, manufacturing, supply chain management, supplier quality assurance and end-of-life services. Substantially all of our automotive facilities are IATF 16949 certified and produce printed circuit boards, printed circuit board assemblies, cable assemblies and higher level electronic assemblies.

Communications Networks

In the communications sector, we leverage our extensive product design and engineering capabilities to develop and manufacture advanced communications productions and components for LTE, 5G and microwave wireless RF filters and antennas, wireline access, switching, routing, optical networking and transmission and enterprise networking systems. Products we manufacture include wireless base stations, remote radio heads and small cells, point-to-point microwave systems and other fronthaul/backhaul solutions, satellite receivers and various radio frequency appliances, optical PON, metro and long-haul, transmission hardware and switching along with core, service and edge routers. We also design and manufacture advanced optical, RF and microelectronic components which are key elements in many of these products.

Cloud Solutions

We provide comprehensive design and manufacturing solutions, as well as BTO and CTO services, to the embedded computing and data storage markets. We tightly couple our vertically integrated supply chain with manufacturing and logistics enabling the assembly and distribution of products all over the world. In addition, we manufacture a broad range of products with embedded processor capabilities, including digital home gateways, professional audio-video equipment, a variety of touch-screen equipment and internet connected entertainment devices. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit assemblies and backplanes, fiber optics and high-level assembly and test, direct order fulfillment and repair services. In addition, we have designed and developed some of the most compact and powerful storage modules available in the market today, which we have coupled with our global, vertically integrated supply chain to deliver some of the most compelling embedded computing and storage solutions to the data storage industry.

Customers

Sales to our ten largest customers typically represent approximately 50% of our net sales. Nokia represented 10% or more of our net sales in 2020, 2019 and 2018.

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

Seasonality

Because of the diversity of our customer base, we generally have not experienced significant seasonality in our business in recent years. However, we cannot predict whether this trend will continue.

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

Sales and Marketing

Our sales efforts are organized and managed on a regional basis with regional sales managers in geographic regions throughout the world.

We develop relationships with our customers and market our vertically integrated manufacturing solutions through our direct sales force and marketing and sales staff. Our sales resources are directed at multiple management and staff levels within target accounts. Our direct sales personnel work closely with the customers' engineering and technical personnel to understand their requirements. Our sales and marketing staff supports our business strategy of providing end-to-end solutions by encouraging cross-selling of vertically integrated manufacturing solutions and component manufacturing across a broad range of major OEM products. To achieve this objective, our marketing and sales staff works closely with our various manufacturing and design and engineering groups and engages in marketing and sales activities targeted at key customer opportunities.

Each of our key customer accounts is managed by an account team, including a global account manager directly responsible for account management. Global account managers coordinate activities across divisions to satisfy customer requirements and have direct access to our senior management to quickly address customer concerns. Local customer account teams further support the global teams.

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

Compliance with Government Regulations

Environmental Regulations

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

We have a range of corporate programs that aim to reduce the use of hazardous materials in manufacturing. We developed corporate-wide standardized environmental management systems, auditing programs and policies to enable better management of environmental compliance activities. For example, almost all of our manufacturing facilities are certified under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry must adhere to the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and

Electronic Equipment (WEEE). Parallel initiatives have been adopted in other jurisdictions throughout the world, including several states in the U.S. and the Peoples' Republic of China. RoHS limits the use of lead, mercury and other specified substances in electronics products. WEEE requires producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have implemented procedures intended to ensure our manufacturing processes are compliant with RoHS and the European Union's Registration, Evaluation and Authorization of Chemicals (REACH) legislation, when required. WEEE compliance is primarily the responsibility of OEMs.

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

In connection with certain acquisitions, we have incurred liabilities associated with environmental contamination. These include ongoing investigation and remediation activities at a number of current and former sites, including those located in Owego, New York; Derry, New Hampshire; and Brockville, Ontario. In addition, we have been named in a lawsuit alleging operations at our current and former facilities in Orange County, California contributed to groundwater contamination, and also have ongoing investigation activities at and adjacent to a former facility to determine the extent of any soil, soil vapor, and groundwater contamination. Finally, there are some sites, including our acquired facility in Gunzenhausen, Germany, which are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnification to us for the related liability. However, in certain situations, third-party indemnities may not be effective to reduce our liability for environmental contamination.

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

Our capital expenditures for environmental control facilities were not material in any of the last three fiscal years and we do not expect to make material expenditures for this purpose during the current fiscal year.

Other Regulations

We are also subject to a number of domestic and foreign regulations relating to our operations worldwide. In particular, our sales activities must comply with restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the U.S. International Traffic in Arms Regulations (ITAR), U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Asset Controls of the U.S. Treasury Department (OFAC). We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These regulations are complex, require extensive compliance efforts and expenditures in the form of additional personnel, systems and processes, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with these regulations is subject to audit or investigation by governmental authorities and, from time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Should we be found to have violated one or more of such regulations, we could become subject to civil damages (which in some cases can be trebled) or criminal penalties and administrative sanctions, including fines, penalties, appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

Human Capital Resources

General Information About Our Human Capital Resources

As of October 3, 2020, we had approximately 37,000 employees, including approximately 7,000 temporary employees, in 23 countries. Approximately 52% of our employees are located in the Americas, 11% are located in EMEA and 37% are located in China and Asia Pacific.

Core Principles

The principles of the Responsible Business Alliance (RBA) are fundamental to our corporate culture and core values and are reflected in our commitments to our customers, stakeholders, employees and communities in which we do business around the world. These commitments drive us to provide a safe and positive work environment for our employees that emphasizes learning and professional development, respect for individuals and ethical conduct, and that is facilitated by a direct management-employee engagement model.

For over a decade, we have tracked human capital metrics that we consider to be key to our business, including health and safety, career growth and development, turnover, hiring and diversity and inclusion. Management regularly reviews these metrics and seeks to improve them.

Health and Safety

The health and safety of our employees is of utmost important to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties. Additionally, during the COVID-19 pandemic, we have invested heavily to help ensure the health of our employees. Through the use of education and awareness, provision of necessary PPE, and changes to our manufacturing sites and screening, we strive to make our workplaces a safe place for employees during the workday.

Career Growth and Development

We invest resources in professional development and growth as a means of improving employee performance and improving retention. For example, we launched our “Sanmina University” online training platform over a decade ago to provide employees with continuous learning, professional training and development opportunities. Over 12,000 employees took courses on this platform in 2020. Our emphasis on employee retention, talent reviews, employee evaluations and succession planning contributed to a promotion rate of approximately 5% in 2020.

Turnover

We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained manufacturing and operating personnel. We believe the combination of competitive compensation and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately eight years and more than one fourth of our employees have been employed by us for more than ten years.

Hiring Practices

We recruit the best people for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace.

Diversity and Inclusion

Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. Almost 50% of our employees worldwide are female and, in the U.S., non-Caucasian employees account for more than 50% of the employee base. Our diversity and inclusion principles are also reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

Management Engagement Practices

We believe in a direct management-employee engagement model by which managers and employees maintain a regular dialogue about working conditions, compensation, compliance, safety and advancement opportunities. This model is also reflected in our training programs, which emphasize the need to report concerns about violations of policy or law. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the name, position and age of our current executive officers and their ages as of October 31, 2020.

Name	Age	Position
Jure Sola	69	Chairman and Chief Executive Officer
Kurt Adzema	51	Executive Vice President, Chief Financial Officer
Alan Reid	57	Executive Vice President, Global Human Resources
Dennis Young	69	Executive Vice President, Worldwide Sales and Marketing

Jure Sola has served as our Chairman and Chief Executive Officer since August 2020. Prior to that time, from October 2017 until August 2020, Mr. Sola served as our Executive Chairman. Mr. Sola also served as our Chief Executive Officer from April 1991 until October 2017, as Chairman of our Board of Directors from April 1991 until December 2001 and from December 2002 until October 2017, and as Co-Chairman of our Board of Directors from December 2001 until December 2002. In 1980, Mr. Sola co-founded Sanmina and initially held the position of Vice President of Sales. In October 1987, he became the Vice President and General Manager of Sanmina, responsible for manufacturing operations, sales and marketing. Mr. Sola served as our President from October 1989 to March 1996.

Kurt Adzema has served as our Executive Vice President and Chief Financial Officer since October 2019. Mr. Adzema previously served as the Executive Vice President, Finance and Chief Financial Officer of Finisar Corporation, an optical components company, from March 2010 until September 2019. Prior to March 2010, Mr. Adzema held the positions of Vice President of Strategy and Corporate Development at Finisar, which he joined in 2005. Prior to joining Finisar, Mr. Adzema held various positions at SVB Alliant, a subsidiary of Silicon Valley Bank which advised technology companies on merger and acquisition transactions, at Montgomery Securities/Banc of America Securities, an investment banking firm, and in the financial restructuring group of Smith Barney.

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

End Market and Operational Risks

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

Collectively, these conditions reduced our revenue in the last nine months of our fiscal 2020 and it is unclear when these impacts will be fully resolved.

Further, although we have implemented infection control measures recommended or required by the applicable public health authorities, and have not to date experienced a significant number of COVID-19 infections among our employees, should infections among our employees increase significantly, our operations could be impacted if we become required to temporarily exclude significant numbers of employees from our plants due to either infection or exposure to an infected person and/or close impacted plants in order to clean them or as a result of government orders. Furthermore, as a result of government orders, a large number of our employees have been working remotely since the end of the second quarter of fiscal 2020. Although these restrictions have been relaxed in some geographies, and we have not experienced any significant disruptions to date as a result of remote work arrangements, should a substantial number of our employees supporting general and administrative functions, particularly at our California headquarters location, continue to be required to work remotely for an extended period of time, we could experience disruptions and reduced efficiencies.

More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the business restrictions are lifted. In particular, the pandemic also increases the risk that our customers and suppliers will face financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations to us. Although we have not experienced any significant increase in customer defaults as a result of the pandemic to date, the risk of such defaults will increase if pandemic conditions do not end or if commercial and social restrictions originally put in place in response to them by local, state and national governments are reinstituted. For example, both France and Germany have recently restored restrictions on activity that had been lifted after the first phase of the pandemic.

We are unable to accurately predict the full impact that COVID-19 will have on us due to a number of uncertainties, including the impact of the pandemic on our customers’ businesses, the number of employees who may become infected or exposed to infected persons who we would then be required to temporarily exclude from our plants, the imposition of government restrictions on staffing and the types of products we are permitted to build, the need for temporary plant closures, supply chain shortages and other interruptions, the duration of the outbreak, the geographic locations of any future outbreaks, and actions that government authorities may take. However, we believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide products and services to companies that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions industries. Adverse changes in any of these end markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect these industries in general and our customers in particular, leading to reductions in net sales. These factors include:

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
•changes in regulatory requirements affecting the products we build for our customers, leading to product redesigns or obsolescence and potentially causing us to lose business; and
•recessionary periods in our customers' markets, which decrease orders from affected customers, such as the currently depressed conditions due to the COVID-19 pandemic.

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
•the degree to which we are able to fully utilize our available manufacturing capacity;
•customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;
•our ability to efficiently move manufacturing operations to lower cost regions when required;
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
•rising labor costs;
•compliance with foreign laws, including labor laws which generally provide for increased notice, severance and consultation requirements compared to U.S. laws;
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

A key part of our strategy to capitalize on our end-to-end solutions is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies and plastic injection molding, mechanical systems, memory, RF, optical and microelectronic solutions, defense and aerospace products and data storage solutions and design, engineering, logistics and repair services. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS revenue and margins to be less than expected, which would have an overall adverse and potentially disproportionate effect on our revenues and profitability.

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

Liquidity and Credit Risks

We may be unable to generate sufficient liquidity to maintain or expand our operations, which may reduce the business our customers and vendors are able to do with us and impact our ability to continue operations at current levels without seeking additional funding; we could experience losses if one or more financial institutions holding our cash or other financial counterparties were to fail; repatriation of foreign cash could increase our taxes.

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

Some companies in the industries for which we provide products have previously experienced significant financial difficulty, with a few filing for bankruptcy in the past. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that additional customers will not declare bankruptcy.

Regulatory, Compliance and Litigation Risks

We are subject to a number of U.S. export control and other regulatory requirements, the failure to comply with which could result in damages or reduction of future revenue.

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our sales activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations (ITAR), the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Asset Controls of the U.S. Treasury Department (OFAC). We must also comply with the regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional personnel, systems and personnel and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities and, from time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Should Sanmina be found to have violated one or more of such laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

We are also subject to the risk that current or former employees violate the terms of their proprietary information agreements with us. Should a current or former employee use or disclose any of our or our customers' proprietary information, we could become subject to legal action by our customers or others, our key technologies could become compromised and our ability to compete could be adversely impacted.

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers or our own manufacturing processes and products infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop importing or producing products or components of products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or to redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages and/or impact on production of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others’ intellectual property rights, there is no guaranty that these customers will have the financial resources to stand behind such indemnities should the need arise, nor is there any guarantee that any such indemnity could be fully enforced. We sometimes design products on a contract basis or jointly with our customers. In such situations, we may become subject to claims that products we design infringe third party intellectual property rights and may also be required to indemnify our customer against liability caused by such claims.

Any of these events could reduce our revenue, increase our costs and damage our reputation with our customers.

If we manufacture or design defective products, if there are manufacturing defects in the components we incorporate into customer products or if our manufacturing processes do not comply with applicable statutory and regulatory requirements and standards, we could be subject to claims, damages and fines and lose customers.

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements and standards. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, must comply with standards established by the U.S. Food and Drug Administration and products we manufacture for the automotive end market are generally subject to the ISO/TS 16949:2009 standard. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements and standards. Finally, customer products can experience quality problems or failures as a result of defects in the components they specify to be included in the products we manufacture for them. Defects in the products we design or manufacture, even if caused by components specified by the customer, may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements and standards may subject us to legal fines or penalties, cause us to lose business and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we continue to expand our presence in the medical and automotive end markets since defects in these types of products can result in death or significant injury to end users of these products. Even when our customers are contractually responsible for defects in the design of a product and defects in components used in the manufacture of such products, there is no guarantee that these customers will have the financial resources to indemnify us for such liabilities and we could nonetheless be required to expend significant resources to defend ourselves if named in a product liability suit over such defects. Additionally, insolvency of our customers may result in us being held ultimately liable for our customers’ design defects, which could significantly reduce our net income.

Allegations of failures to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, organizing, whistle-blowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. For example, in October 2018, a contractor who had been retained by us through a third-party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against us in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with plaintiffs or federal, state or foreign regulatory authorities, the amounts of which could be substantial, and which would reduce our net income.

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

General Risk Factors

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

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Malaysian ringgit, Chinese renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover our exposure to exchange rate fluctuations. If our hedging activities are not successful, our net income may be reduced. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency, which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

Risks Of Investing In Our Stock

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Facilities. Our customers sell their products throughout the world and therefore need access to manufacturing services globally. For this reason, we maintain facilities both near our major customers and their end markets and also in lower cost locations, including Latin America, Eastern Europe, China, India and Southeast Asia. Many of our plants located near customers or their end markets are focused primarily on new product introduction and high-level assembly and test, and plants located in lower cost areas are engaged primarily in higher volume, less complex component and subsystem manufacturing and assembly.

We continually evaluate our global manufacturing operations and adjust our facilities and operations to keep our manufacturing capacity in line with demand and our manufacturing strategy and to provide cost efficient services to our customers. As a result, we have closed certain facilities not required to satisfy current demand levels in the past and may continue to do so in the future.

As of October 3, 2020, the approximate square footage of our active manufacturing facilities by country was as follows:

Approximate Square Footage
Australia	42,334
Brazil	241,435
Canada	136,237
China	2,095,419
Columbia	2,721
Czech Republic	70,870
England	11,174
Finland	128,405
Germany	363,134
Hungary	499,661
India	366,278
Ireland	120,000
Israel	182,292
Malaysia	501,843
Mexico	2,417,424
Singapore	533,858
South Africa	3,810
Scotland	30,581
Sweden	102,526
Thailand	326,293
United States	2,762,879
Total	10,939,174

As of October 3, 2020, our active manufacturing facilities consist of nine million square feet in facilities that we own and two million square feet in leased facilities with lease terms expiring between 2021 and 2042.

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

Our medical systems division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are ISO 13485:2016 certified and, where appropriate, FDA registered and MDSAP certified. All such facilities are fully compliant with the FDA's quality systems regulations.

Our defense and aerospace operations are headquartered in Huntsville, Alabama and are housed in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. These defense and aerospace operations are AS9100 2016 certified and maintain other certifications in accordance with various U.S. military specifications, ANSI and other standards as appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100 2016 certified.

Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are certified to IATF16949:2016, the automotive industry standard.

Our oil and gas related manufacturing operations are, as applicable, certified to American Petroleum Institute (API) requirements.

Item 3.   Legal Proceedings

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeals remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial is scheduled to commence on April 12, 2021. The Company intends to contest the plaintiff’s claims vigorously.

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

In addition, from time to time, we may become involved in routine legal proceedings, demands, claims, threatened litigation and regulatory inquiries and investigations, that arise in the normal course of our business. We record liabilities for such matters when a loss becomes probable and the amount of loss can be reasonably estimated. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of litigation costs, diversion of management resources, and other factors.

See also Note 10 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. As of November 5, 2020, we had approximately 873 holders of record of our common stock.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock on October 3, 2015 and in each of such indices at month end starting on October 3, 2015 and its relative performance is tracked through October 3, 2020.

Comparison of 5 Year Cumulative Total Return *

400
350
300
250
200
150
100
50
0
Index Value
10/03/15
10/01/16
09/30/17
09/29/18
09/28/19
10/03/20
Sanmina Corporation
S&P 500 Index
NASDAQ Electronic Components Index

* $100 invested on 10/3/2015, including reinvestment of dividends, as applicable. Indexes calculated on a month-end basis.

Copyright @ 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	10/3/2015	10/1/2016	9/30/2017	9/29/2018	9/28/2019	10/3/2020
Sanmina Corporation	100.00	133.22	173.84	129.15	150.30	124.24
S&P 500	100.00	115.43	136.91	161.43	168.30	193.80
NASDAQ Electronic Components	100.00	137.85	189.88	219.72	231.54	339.75

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

Stock Repurchases

In October 2019, our Board of Directors authorized us to repurchase up to an additional $200 million of our common stock in the open market or in negotiated transactions off the market. This program has no expiration date.

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2020.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
June 28, 2020 through July 25, 2020	992,781	$24.46	992,781	$188,947,750
Month #2
July 26, 2020 through August 22, 2020	—	$—	—	$188,947,750
Month #3
August 23, 2020 through October 3, 2020	2,009,971	$26.96	2,009,971	$134,752,463
Total	3,002,752	$26.13	3,002,752
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

FIVE YEAR SELECTED FINANCIAL HIGHLIGHTS

Consolidated Statements of Operations Data:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands, except per share data)
Net sales	$6,960,370	$8,233,859	$7,110,130	$6,868,619	$6,481,181
Operating income	227,687	286,117	119,441	226,467	224,785
Income from continuing operations before income taxes	200,758	245,619	97,539	213,480	204,617
Provision for income taxes (1)	61,045	104,104	193,072	74,647	16,779
Net income (loss)	$139,713	$141,515	$(95,533)	$138,833	$187,838
Net income (loss) per share:
Basic	$2.02	$2.05	$(1.37)	$1.86	$2.50
Diluted	$1.97	$1.97	$(1.37)	$1.78	$2.38
Shares used in computing per share amounts:
Basic	69,041	69,129	69,833	74,481	75,094
Diluted	70,793	71,678	69,833	78,128	78,787

 (1) We released $96.2 million of valuation allowance attributable to certain U.S. and foreign deferred tax assets in 2016, upon our conclusion that it was more likely than not that we would be able to realize the benefit of a portion of our deferred tax assets in the future. Further, income tax expense in 2018 was unusually high due to a $161 million non-cash charge upon enactment of the U.S. Tax Cuts and Jobs Act.

Consolidated Balance Sheets Data:

	As of
	October 3, 2020	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016
	(In thousands)
Cash and cash equivalents	$480,526	$454,741	$419,528	$406,661	$398,288
Net working capital (1)	$1,296,853	$1,237,907	$612,532	$1,000,207	$974,389
Total assets	$3,772,656	$3,905,513	$4,085,133	$3,847,363	$3,652,222
Long-term debt (excluding current portion)	$329,249	$346,971	$14,346	$391,447	$434,059
Stockholders' equity	$1,629,916	$1,642,573	$1,472,844	$1,647,684	$1,609,803

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the impact of future potential tariffs on our business; any statements regarding the impact of changes in tax laws; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that the Company announces material financial information to its investors using its investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. The Company uses these channels to communicate with its investors and the public about the Company, its products and services and other issues. It is possible that the information the Company posts on its investor relations website could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in the Company to review the information it posts on its investor relations website. The contents of our investor relations website are not incorporated by reference into this annual report on Form 10-K or in any other report or document we file with the SEC.

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

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS). Our IMS segment consists of printed circuit board assembly and test, high-level assembly and test, and direct-order-fulfillment.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in 2020. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the Saturday nearest to September 30. Fiscal 2020 is a 53-week year, with the extra week occurring during the fourth quarter of 2020. Fiscal 2019 and 2018 were each 52 weeks.

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

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. During the last nine months of our fiscal 2020, our results of operations were negatively impacted by rapidly changing market and economic conditions caused by the COVID-19 outbreak, as well as by numerous measures imposed by government authorities to try to contain the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, limited the types of products we can manufacture and the capacity of our logistics providers to deliver those products, and resulted in temporary closures of manufacturing sites and reduced staffing as mandated by government orders. Although employee infections have not yet had a significant impact on our operations, they do require us to perform contact tracing, exclude potentially infected employees from the workplace and clean work areas used by infected employees. Should employee infections become widespread, they would have a significant and negative impact on our ability to sustain production at desired levels. We are unable to accurately predict the full impact that COVID-19 will have on us due to a number of uncertainties, including the impact of the pandemic on our customers' businesses, the number of employees who may become infected or exposed to infected persons who we would then be required to exclude from our plants, the imposition of government restrictions on staffing and the types of products we are permitted to build, the need for temporary plant closures, supply chain shortages and other interruptions, the duration of the outbreak, the geographic locations of any future outbreaks, and actions that government authorities may take. However, it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Separately, we incurred restructuring charges of $18 million, consisting of severance costs, under our company-wide restructuring plan adopted in October 2019 ("Q1 FY20 Plan"). Additional actions under this plan are expected to be implemented through the second quarter of fiscal 2021 and cash payments of severance are expected to occur through the fourth quarter of fiscal 2021.

Sales to our ten largest customers typically represent approximately 50% of our net sales in any given year. Sales to Nokia represented 10% or more of our net sales in 2020, 2019 and 2018.

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

The U.S., China, the E.U. and several other countries have imposed tariffs impacting certain imported products. Although our customers are generally liable to us for reimbursement of tariffs we pay on components imported for the manufacture of their products, there can be no assurance that we will be successful in recovering all of the tariffs that are owed to us. Unrecovered tariffs paid on behalf of our customers reduce our gross margins. Also, although we are required to pay tariffs upon importation of the components, we may not recover these amounts from customers until sometime later, which adversely impacts our operating cash flow in a given period. However, we currently do not expect the net impact of tariffs, after recovery from customers, to be material to us.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates related to accounts receivable, inventories, income taxes, environmental matters, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Due to the COVID-19 global pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. We have considered information available to us as of the date of issuance of these financial statements and, other than the impairments described in Note 5, are not aware of any specific events or circumstances that would require an update to our estimates or judgments, or a revision to the carrying value of our assets or liabilities. Our estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Revenue Recognition. We derive revenue principally from sales of integrated manufacturing solutions, components and Company-proprietary products. Other sources of revenue include logistic and repair services; design, development and engineering services; defense and aerospace programs; and sales of raw materials to customers whose requirements change after we have procured inventory to fulfill the customer’s forecasted demand.

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

Application of the cost-to-cost method for government contracts in our Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with ten other operating segments and reported under CPS for segment reporting purposes. In 2020, CPS revenue and gross profit was $1.3 billion and $157 million, respectively.

We update our estimates of materials, labor and subcontractor costs on a quarterly basis. These updated estimates are reviewed each quarter by a group of employees that includes representatives from numerous functions such as engineering, materials, contracts, manufacturing, program management, finance and senior management. If a change in estimate is deemed necessary, the impact of the change is recognized in the period of change.

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

We generally procure inventory based on specific customer orders and forecasts. Customers generally have limited rights of modification (for example, rescheduling or cancellations) with respect to specific orders. Customer modifications of orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory. Although we may be able to use some excess inventory for other products we manufacture, a portion of this excess inventory may not be returnable to vendors or recoverable from customers. Write-offs or write-downs of inventory could be caused by:

•changes in customer demand for inventory, such as cancellation of orders, and our purchases of inventory beyond customer needs that result in excess quantities on hand that we are not able to return to the vendor, use to fulfill orders from other customers or charge back to the customer;
•financial difficulties experienced by specific customers for whom we hold inventory; and
•declines in the market value of inventory.

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

Results of Operations

Years Ended October 3, 2020, September 28, 2019 and September 29, 2018.

The following table presents our key operating results.

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Net sales	$6,960,370	$8,233,859	$7,110,130
Gross profit	$525,707	$591,938	$463,783
Gross margin	7.6%	7.2%	6.5%
Operating expenses	$298,020	$305,821	$344,342
Operating income	$227,687	$286,117	$119,441
Operating margin	3.3%	3.5%	1.7%
Net income (loss) (1)	$139,713	$141,515	$(95,533)

(1)    Our net loss in 2018 includes the impact of the Tax Act, which resulted in a one-time non-cash charge to income tax expense of $161 million.

Net Sales

Net sales decreased from $8.2 billion for 2019 to $7.0 billion for 2020, a decrease of 15.5%. Net sales increased from $7.1 billion for 2018 to $8.2 billion for 2019, an increase of 15.8%. Sales by end market were as follows:

	Year Ended			2020 vs. 2019		2019 vs. 2018
	October 3, 2020	September 28, 2019	September 29, 2018	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Automotive	$4,127,720	$4,572,006	$3,681,788	$(444,286)	(9.7)%	$890,218	24.2%
Communications Networks	2,323,712	2,906,575	2,684,609	(582,863)	(20.1)%	221,966	8.3%
Cloud Solutions	508,938	755,278	743,733	(246,340)	(32.6)%	11,545	1.6%
Total	$6,960,370	$8,233,859	$7,110,130	$(1,273,489)	(15.5)%	$1,123,729	15.8%

Comparison of 2020 to 2019 by End Market

The decrease in sales was caused primarily by two factors. First, sales in 2019 were favorably impacted by the increased availability of components, the availability of which had been constrained in 2018. Improved availability of these components in 2019 allowed us to catch up to pent-up demand, beginning in the first quarter of 2019 and continuing throughout 2019. Secondly, beginning in the second quarter of 2020, our sales were negatively impacted by the COVID-19 global pandemic, which resulted in supply shortages, restrictions on the types of products we could manufacture and disruptions to our operations and those of our customers.

Comparison of 2019 to 2018 by End Market

In addition to the impact of improved availability of components as discussed above, sales to customers in our industrial, medical, defense and automotive markets increased primarily as a result of program ramps and new customer programs, and sales to customers in our communications networks end market increased primarily as a result of new program wins for optical, routing and 5G products.

Gross Margin

Gross margin was 7.6%, 7.2% and 6.5% in 2020, 2019 and 2018, respectively. IMS gross margin increased to 6.7% in 2020 from 6.4% in 2019. The increase was primarily due to cost reduction and containment efforts implemented in 2020, some of which were in response to the COVID-19 global pandemic. Additionally, our self-insured medical claims in the U.S. were significantly lower in 2020 primarily because elective medical procedures were suspended in most states throughout a portion of the year due to the COVID-19 global pandemic. Lastly, certain of our foreign subsidiaries received government subsidies in 2020 to help mitigate the impact of COVID-19. We do not expect to receive the same level of funding in the future. CPS gross margin increased to 11.5% in 2020 from 10.0% in 2019. The increase was primarily due to continued benefits of certain plant closures during the past two years and the factors described above with respect to IMS gross margin.

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

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margin may be caused by a number of factors, including:

•the ongoing impacts of the COVID-19 global pandemic on our operations and those of our suppliers and on our customers' businesses;
•changes in the overall volume of our business, which affect the level of capacity utilization;
•changes in the mix of high and low margin products demanded by our customers;
•greater competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;
•provisions for excess and obsolete inventory, including those associated with distressed customers;
•levels of operational efficiency and production yields; and
•our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, general and administrative expenses were $240.9 million, $260.0 million and $250.9 million in 2020, 2019 and 2018, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.5%, 3.2% and 3.5% for 2020, 2019 and 2018, respectively. The decrease in 2020 in absolute dollars was primarily due to lower incentive compensation expense, reduced headcount in 2020 as a result of actions under our Q1 FY20 restructuring plan, and reduced travel and certain other expenses in 2020 in response to the COVID-19 global pandemic. The increase in 2019 in absolute dollars was due primarily to higher incentive compensation expense attributable to our improved financial performance in fiscal year 2019.

Research and Development

Research and development expenses were $22.6 million, $27.6 million and $30.8 million in 2020, 2019 and 2018, respectively. As a percentage of net sales, research and development expenses were 0.3%, 0.3% and 0.4% in 2020, 2019 and 2018, respectively. The decrease in absolute dollars from 2019 to 2020 resulted primarily from reduced headcount as a result of consolidating engineering resources in our enterprise computing and storage end market. The decrease in absolute dollars from 2018 to 2019 was primarily due to an increase in billable customer engineering projects that required our engineering resources.

Restructuring

Restructuring costs were $27 million, $14 million, and $29 million in 2020, 2019, and 2018, respectively.

The following table is a summary of restructuring costs:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Severance costs (approximately 2,350 employees)	$17,919	$—	$—
Other exit costs (recognized as incurred)	71	—	—
Total - Q1 FY20 plan	17,990	—	—
Severance costs (approximately 2,900 employees)	178	1,900	26,425
Other exit costs (recognized as incurred)	1,971	3,247	4,984
Total	2,149	5,147	31,409
Severance reimbursement	—	—	(10,000)
Total - Q1 FY18 Plan	2,149	5,147	21,409
Costs incurred for other plans	6,644	8,606	7,737
Total - all plans	$26,783	$13,753	29,146
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Additional actions under this plan are expected to be implemented through the second quarter of fiscal 2021 and cash payments of severance are expected to occur through the fourth quarter of fiscal 2021.

Q1 FY18 Plan

All actions under our Q1 FY18 Plan have been implemented and all severance has been paid. In connection with this plan, we entered into a contractual agreement with a third party pursuant to which $10 million of severance and retention costs incurred by us was reimbursed. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned.

Other plans

Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans
Our Integrated Manufacturing Solutions ("IMS") segment incurred costs of $13 million for the year ended October 3, 2020. This compares to a benefit incurred of $4 million for the year ended September 28, 2019, primarily as a result of a recovery from a third party of certain environmental remediation costs. Our CPS segment incurred costs of $9 million and $18 million for the years ended October 3, 2020 and September 28, 2019, respectively. In addition, $5 million of costs were incurred during the year ended October 3, 2020 for Corporate headcount reductions that were not allocated to our IMS and CPS segments. We had accrued liabilities of $9 million and $5 million as of October 3, 2020 and September 28, 2019, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY20 Plan and Q1 FY18 Plan, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Goodwill Impairment

During the second quarter of 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 global pandemic. This commodity price decline negatively impacted the projected cash flows of our oil and gas reporting unit, which is part of our CPS operating segment. Therefore, we performed a goodwill impairment test for this particular reporting unit and concluded that the fair value of the reporting unit was below its carrying value, resulting in an impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. We had no such charges in 2019.

During our 2018 annual goodwill impairment analysis, we concluded that the fair value of one of our CPS operating segments was below its carrying value, resulting in an impairment charge of $31 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows.

Interest Expense

Interest expense was $28.9 million, $30.8 million and $27.7 million in 2020, 2019 and 2018, respectively. Interest expense increased $3.0 million in 2019 primarily due to higher daily average borrowings on our revolving credit facility during the year driven by higher inventory levels early in the year.

Other Income (Expense), net

Other income (expense), net consists of numerous items including fees paid in connection with sales of accounts receivable, gains or losses on deferred compensation assets, pension service costs, foreign currency remeasurement gains or losses, etc. Other was a net expense of $0.3 million in 2020, a net expense of $10.8 million in 2019 and a net income of $4.6 million 2018. The fluctuations between periods were caused by many factors, the most significant of which was the amount of accounts receivable we sold in each period and the resulting amount of fees incurred for such sales. We sold $1.7 billion of accounts receivable in 2020, compared to $2.7 billion in 2019 and $0.9 billion in 2018.

Provision for Income Taxes

We recorded income tax expense of $61.0 million, $104.1 million and $193.1 million in 2020, 2019 and 2018, respectively. Our effective tax rate was 30.4%, 42.4% and 197.9% for 2020, 2019 and 2018, respectively. Our effective tax rate for 2020 was lower than 2019 primarily due to a tax-related restructuring transaction in 2019 that resulted in deferred tax expense of $22 million.

Our effective tax rate for 2019 was lower than 2018 primarily due to the impact of the U.S. Tax Cuts and Jobs Act in 2018, which increased tax expense $161 million because of a non-cash reduction in the carrying value of our net deferred tax assets, partially offset by a decrease in the U.S. tax rate from 35% to 21%, and a $4.8 million discrete tax benefit resulting from a settlement with a foreign tax audit in the third quarter of 2018.

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

Liquidity and Capital Resources

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
		(In thousands)
Net cash provided by (used in):
Operating activities	$300,555	$382,965	$156,424
Investing activities	(64,409)	(127,641)	(116,178)
Financing activities	(210,280)	(220,218)	(28,335)
Effect of exchange rate changes	(81)	107	956
Increase in cash and cash equivalents	$25,785	$35,213	$12,867

Key Working Capital Management Measures

	As of
	October 3, 2020	September 28, 2019
Days sales outstanding (1)	54	56
Contract asset days (2)	20	19
Inventory turns (3)	7.3	7.7
Days inventory on hand (4)	50	47
Accounts payable days (5)	70	70
Cash cycle days (6)	54	52

(1)Days sales outstanding (a measure of how quickly we collect our accounts receivable), or "DSO", is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.

(2)Contract asset days (a measure of how quickly we transfer contract assets to accounts receivable) are calculated as the ratio of average contract assets to average daily net sales for the quarter.

(3)Inventory turns (annualized) (a measure of how quickly we sell inventory) are calculated as the ratio of four times our cost of sales for the quarter to average inventory.

(4)Days inventory on hand (a measure of how quickly we turn inventory into sales) is calculated as the ratio of average inventory for the quarter to average daily cost of sales for the quarter.

(5)Accounts payable days (a measure of how quickly we pay our suppliers), or "DPO", is calculated as the ratio of 365 days to accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.

(6)Cash cycle days (a measure of how quickly we convert investments in inventory to cash) is calculated as days inventory on hand plus days sales outstanding minus accounts payable days.

Cash and cash equivalents were $481 million at October 3, 2020 and $455 million at September 28, 2019. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was approximately $1.3 billion and $1.2 billion at October 3, 2020 and September 28, 2019, respectively.

Net cash provided by operating activities was $301 million, $383 million and $156 million for 2020, 2019 and 2018, respectively. Cash flows from operating activities consists of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2020, we generated $302 million of cash from earnings, excluding non-cash items, and used $1 million of cash because of an increase in our net operating assets and liabilities. Our net sales in the fourth quarter of 2020 decreased 1% from net sales in the fourth quarter of 2019. This relatively consistent level of business volume resulted in a relatively consistent level of net operating assets and liabilities, despite certain significant fluctuations within individual components of operating assets and liabilities. For example, cash generated from reductions in 2020 of $84 million and $40 million in accounts receivable and inventories, respectively, was used to reduce accounts payable by $107 million in 2020. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable.

Net cash used in investing activities was $64 million, $128 million and $116 million for 2020, 2019 and 2018, respectively. In 2020, we used $66 million of cash for capital expenditures. In 2019, we used $135 million of cash for capital expenditures and received proceeds of $8 million primarily from sales of certain properties.

Net cash used in financing activities was $210 million, $220 million and $28 million for 2020, 2019 and 2018, respectively. In 2020, we repurchased $179 million of common stock (including $13 million in settlement of employee tax withholding obligations), repaid an aggregate of $39 million of long-term debt and received $8 million of proceeds from issuances of common stock pursuant to stock option exercises. In 2019, we repurchased $13 million of common stock (including $6 million in settlement of employee tax withholding obligations), borrowed $215 million of cash under our Amended Cash Flow Revolver, repaid $378 million of long-term debt using $375 million of proceeds from the issuance of a term loan, received $14 million of proceeds from issuances of common stock pursuant to stock option exercises and incurred $3 million of debt issuance costs in connection with our revolving credit amendment.

Senior Secured Notes Due 2019 ("Secured Notes"). In 2014, we issued $375 million of Secured Notes that matured on June 1, 2019 and paid interest at an annual rate of 4.375%. During the third quarter of 2019, we repaid the Secured Notes upon maturity using the proceeds from a term loan provided for in our Amended Cash Flow Revolver. There was no gain or loss associated with the extinguishment of the Secured Notes.

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

As of October 3, 2020, costs incurred in connection with the Amended Cash Flow Revolver and Term Loan are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan using the effective interest method.

Following the satisfaction and discharge of the Indenture dated as of June 4, 2014, using the proceeds of the Term Loan, and the release of all liens securing the Secured Notes, our debt structure changed as follows, effective June 3, 2019: (i) revolving commitments under the Amended Cash Flow Revolver increased to a total of $700 million in revolving commitments, (ii) the accordion feature of the Amended Cash Flow Revolver was reset so that we can obtain, subject to the satisfaction of specified conditions and commitment of the lenders, additional revolving commitments in an aggregate amount of up to $200 million and (iii) our and our subsidiary guarantors’ obligations under the Amended Cash Flow Revolver became secured by substantially all of the assets (excluding real property) of our company and the subsidiary guarantors, subject to certain exceptions.

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

As of October 3, 2020, no borrowings and $8 million of letters of credit were outstanding under the Amended Cash Flow Revolver, under which $692 million was available to borrow. There were no borrowings outstanding under the Amended Cash Flow Revolver as of September 28, 2019.

Short-term Borrowing Facilities. As of October 3, 2020, certain of our foreign subsidiaries had a total of $72 million of short-term borrowing facilities available, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2022.

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

As of October 3, 2020, we were in compliance with our covenants.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. During the first quarter of 2020, the Board of Directors authorized us to purchase an additional $200 million of our common stock on the same terms as previously approved repurchase programs with no expiration date. We repurchased 6.4 million and 0.3 million shares of our common stock for $166 million and $7 million in the open market in 2020 and 2019, respectively. As of October 3, 2020, $135 million remains available under the current authorized program. Although stock repurchases are intended to increase stockholder value by reducing the number of outstanding shares and to offset the dilution that results from the issuance of shares under the Company’s equity plans, repurchases of shares also reduce the Company's liquidity. As a result, the timing of future repurchases depends upon the Company’s future capital needs, market conditions and other factors.

We entered into a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of October 3, 2020, a maximum of $554 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. For the years ended October 3, 2020 and September 28, 2019, we sold approximately $1.7 billion and approximately $2.7 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of October 3, 2020 and September 28, 2019, $97 million and $241 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of October 3, 2020 and September 28, 2019, $39 million and $76 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively converts a portion of our variable interest rate obligations under our Amended Cash Flow Revolver to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of October 3, 2020 and September 28, 2019. The aggregate effective interest rate of these swaps as of October 3, 2020 was approximately 4.3%. As of October 3, 2020, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $29 million, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of October 3, 2020, we had accrued liabilities of $37 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of October 3, 2020, we had a liability of $115 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. In 2020, we generated $301 million of cash from operations and had $481 million of cash and cash equivalents as October 3, 2020. Our primary sources of liquidity as of October 3, 2020 consisted of (1) cash and cash equivalents of $481 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $72 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by an additional $200 million.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. However, should demand for our services decrease significantly over the next 12 months or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including in particular continued or worsening economic conditions caused by the COVID-19 global pandemic, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level.

We distribute our cash among a number of financial institutions that we believe to be of high quality. However, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost.

As of October 3, 2020, 50% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Contractual Obligations

The following is a summary of our long-term debt and operating lease obligations as of October 3, 2020:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations, including current portion	$351,563	$18,750	$32,813	$300,000	$—
Operating lease obligations	60,029	18,128	20,622	8,094	13,185
Total contractual obligations	$411,592	$36,878	$53,435	$308,094	$13,185

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

As of October 3, 2020, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our unrecognized tax benefits of $115 million. Additionally, we have defined benefit pension plans with an underfunded amount of $51 million at October 3, 2020. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. None of the amounts described in this paragraph are included in the table above.

Off-Balance Sheet Arrangements

As of October 3, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Quarterly Results (Unaudited)

The following tables contain selected unaudited quarterly financial data for each quarter of fiscal 2020 and 2019. In management's opinion, the unaudited data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the data for the periods presented. Our results of operations have varied and may continue to fluctuate significantly from quarter to quarter. The results of operations in any period should not be considered indicative of the results to be expected from any future period.

	Year ended October 3, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$1,840,171	$1,590,550	$1,654,691	$1,874,958
Gross profit	$134,882	$107,421	$131,473	$151,931
Gross margin	7.3%	6.8%	7.9%	8.1%
Operating income	$57,181	$24,369	$64,103	$82,034
Operating margin	3.1%	1.5%	3.9%	4.4%
Net income	$38,345	$4,882	$44,880	$51,606
Basic net income per share	$0.55	$0.07	$0.66	$0.77
Diluted net income per share	$0.53	$0.07	$0.64	$0.75

	Year ended September 28, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$2,188,018	$2,126,639	$2,026,995	$1,892,207
Gross profit	$149,337	$153,102	$147,794	$141,705
Gross margin	6.8%	7.2%	7.3%	7.5%
Operating income	$77,543	$78,115	$67,374	$63,085
Operating margin	3.5%	3.7%	3.3%	3.3%
Net income	$37,952	$40,885	$42,921	$19,757
Basic net income per share	$0.56	$0.59	$0.62	$0.28
Diluted net income per share	$0.54	$0.57	$0.60	$0.27

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan of $352 million under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of October 3, 2020, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. Accordingly, these forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of operations. As of October 3, 2020, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $352 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in an aggregate notional amount of $113 million as of October 3, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and its subsidiaries (the “Company”) as of October 3, 2020 and September 28, 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended October 3, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Cost-to-cost method for government contracts in the Defense and Aerospace division

As described in Notes 2 and 4 to the consolidated financial statements, revenues for the CPS segment were $1.3 billion for the year ended October 3, 2020, of which the defense and aerospace division represents a portion of the segment. The Company recognizes revenue for defense and aerospace government contracts on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion), which management believes best depicts the transfer of control to the customer. Recognition of revenue on government contracts requires the use of significant judgment with respect to estimated materials, labor, and subcontractor costs.

The principal considerations for our determination that performing procedures relating to revenue recognition - cost-to-cost method for government contracts in the defense and aerospace division is a critical audit matter are the significant judgment by management when determining the estimated costs for such contracts, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the audit evidence related to management’s determination of estimated materials, labor, and subcontractor costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the cost-to-cost method for government contracts in the defense and aerospace division. These procedures also included, among others, (i) testing management’s process for determining the estimation of costs for a sample of defense and aerospace government contracts, (ii) testing the completeness and accuracy of underlying data used in the estimate, and (iii) evaluating the reasonableness of management’s determination of estimated materials, labor, and subcontractor costs. Evaluating the reasonableness of the estimated materials, labor and subcontractor costs used involved assessing management’s ability to reasonably estimate costs for government contracts by assessing the nature and status of government contracts, performing retrospective reviews of government contract estimates and changes in estimates over time, and obtaining evidence to support estimated costs.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 13, 2020

We have served as the Company’s auditor since 2016.

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	October 3, 2020	September 28, 2019
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$480,526	$454,741
Accounts receivable, net of allowances of $8,570 and $12,481 as of October 3, 2020 and September 28, 2019, respectively	1,043,334	1,128,379
Contract assets	396,583	396,300
Inventories	861,281	900,557
Prepaid expenses and other current assets	37,718	40,952
Total current assets	2,819,442	2,920,929
Property, plant and equipment, net	559,242	630,647
Deferred income tax assets, net	273,470	279,803
Other	120,502	74,134
Total assets	$3,772,656	$3,905,513
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,210,049	$1,336,914
Accrued liabilities	171,761	180,107
Accrued payroll and related benefits	122,029	127,647
Short-term debt, including current portion of long-term debt	18,750	38,354
Total current liabilities	1,522,589	1,683,022
Long-term liabilities:
Long-term debt	329,249	346,971
Other	290,902	232,947
Total long-term liabilities	620,151	579,918
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 166,667 shares; 107,629 and 105,551 shares issued and 64,999 and 69,720 shares outstanding as of October 3, 2020 and September 28, 2019, respectively	650	697
Treasury stock, 42,630 and 35,831 shares as of October 3, 2020 and September 28, 2019, respectively, at cost	(983,143)	(804,118)
Additional paid-in capital	6,300,887	6,266,812
Accumulated other comprehensive income	34,886	42,259
Accumulated deficit	(3,723,364)	(3,863,077)
Total stockholders' equity	1,629,916	1,642,573
Total liabilities and stockholders' equity	$3,772,656	$3,905,513

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands, except per share amounts)

Net sales	$6,960,370	$8,233,859	$7,110,130
Cost of sales	6,434,663	7,641,921	6,646,347
Gross profit	525,707	591,938	463,783
Operating expenses:
Selling, general and administrative	240,931	260,032	250,924
Research and development	22,564	27,552	30,754
Restructuring and other	27,916	18,237	32,054
Goodwill impairment	6,609	—	30,610
Total operating expenses	298,020	305,821	344,342

Operating income	227,687	286,117	119,441

Interest income	2,322	1,111	1,268
Interest expense	(28,903)	(30,763)	(27,734)
Other income (expense), net	(348)	(10,846)	4,564
Interest and other, net	(26,929)	(40,498)	(21,902)
Income before income taxes	200,758	245,619	97,539
Provision for income taxes	61,045	104,104	193,072
Net income (loss)	$139,713	$141,515	$(95,533)

Net income (loss) per share:
Basic	$2.02	$2.05	$(1.37)
Diluted	$1.97	$1.97	$(1.37)

Weighted-average shares used in computing per share amounts:
Basic	69,041	69,129	69,833
Diluted	70,793	71,678	69,833

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)

Net income (loss)	$139,713	$141,515	$(95,533)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(925)	(1,621)	(3,063)
Derivative financial instruments:
Change in net unrealized amount	(3,646)	(21,508)	(982)
Amount reclassified into net income	1,332	1,955	859
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition cost	(6,240)	(11,450)	(460)
Amortization of actuarial losses and transition cost	2,106	939	796
Total other comprehensive losses	$(7,373)	$(31,685)	$(2,850)
Comprehensive income (loss)	$132,340	$109,830	$(98,383)

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT SEPTEMBER 30, 2017	101,672	$6,185,088	(30,008)	$(633,740)	$76,794	$(3,980,458)	$1,647,684
Issuances under stock plans	1,456	4,407	—	—	—	—	4,407
Stock-based compensation	—	33,493	—	—	—	—	33,493
Repurchases of treasury stock	—	—	(5,343)	(157,626)	—	—	(157,626)
Other comprehensive loss	—	—	—	—	(2,850)	—	(2,850)
Cumulative effect of new accounting pronouncement	—	—	—	—	—	43,269	43,269
Net loss	—	—	—	—	—	(95,533)	(95,533)
BALANCE AT SEPTEMBER 29, 2018	103,128	$6,222,988	(35,351)	$(791,366)	$73,944	$(4,032,722)	$1,472,844
Issuances under stock plans	2,423	13,539	—	—	—	—	13,539
Stock-based compensation	—	30,844	—	—	—	—	30,844
Repurchases of treasury stock	—	138	(480)	(12,752)	—	—	(12,614)
Other comprehensive loss	—	—	—	—	(31,685)	—	(31,685)
Cumulative effect of new accounting pronouncement	—	—	—	—	—	28,130	28,130
Net income	—	—	—	—	—	141,515	141,515
BALANCE AT SEPTEMBER 28, 2019	105,551	$6,267,509	(35,831)	$(804,118)	$42,259	$(3,863,077)	$1,642,573
Issuances under stock plans	2,078	7,793	—	—	—	—	7,793
Stock-based compensation	—	26,235	—	—	—	—	26,235
Repurchases of treasury stock	—	—	(6,799)	(179,025)	—	—	(179,025)
Other comprehensive loss	—	—	—	—	(7,373)	—	(7,373)
Net income	—	—	—	—	—	139,713	139,713
BALANCE AT OCTOBER 3, 2020	107,629	$6,301,537	(42,630)	$(983,143)	$34,886	$(3,723,364)	$1,629,916

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$139,713	$141,515	$(95,533)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	114,218	116,949	118,820
Stock-based compensation expense	26,235	30,844	32,825
Deferred income taxes	13,567	54,668	173,591
Impairment of goodwill and other assets	8,409	—	30,610
Other, net	(239)	2,219	1,777
Changes in operating assets and liabilities:
Accounts receivable	83,623	54,947	(69,076)
Contract assets	(283)	(20,814)	—
Inventories	39,564	121,383	(324,168)
Prepaid expenses and other assets	17,798	10,018	7,797
Accounts payable	(106,640)	(182,521)	268,421
Accrued liabilities	(35,410)	53,757	11,360
Cash provided by operating activities	300,555	382,965	156,424
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(65,982)	(134,674)	(118,881)
Proceeds from sales of property, plant and equipment	1,573	7,532	4,722
Purchases of investments	(30,000)	(499)	(2,019)
Sale of investments	30,000	—	—
Cash used in investing activities	(64,409)	(127,641)	(116,178)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	1,909,000	3,884,325	4,040,600
Repayments of revolving credit facility borrowings	(1,909,000)	(4,099,325)	(3,910,600)
Repayments of long-term debt	(39,048)	(378,416)	(3,416)
Proceeds from long-term debt	—	375,000	—
Debt issuance costs	—	(2,727)	—
Net proceeds from stock issuances	7,793	13,539	4,407
Repurchases of common stock	(179,025)	(12,614)	(157,625)
Other, net	—	—	(1,701)
Cash used in financing activities	(210,280)	(220,218)	(28,335)
Effect of exchange rate changes	(81)	107	956
Increase in cash and cash equivalents	25,785	35,213	12,867
Cash and cash equivalents at beginning of year	454,741	419,528	406,661
Cash and cash equivalents at end of year	$480,526	$454,741	$419,528

Cash paid during the year:
Interest, net of capitalized interest	$20,477	$30,143	$26,156
Income taxes, net of refunds	$30,700	$32,132	$34,819
Unpaid purchases of property, plant and equipment at end of period	$12,371	$27,279	$49,546

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

The Company's operations are managed as two businesses:

1)Integrated Manufacturing Solutions (IMS). IMS is a single operating segment consisting of printed circuit board assembly and test, high-level assembly and test, and direct-order-fulfillment.

2)Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory from our Viking Technology division; enterprise solutions from our Viking Enterprise Solutions division; RF, optical and microelectronic; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering, global services (logistics and repair).

The Company's only reportable segment is IMS, which represented approximately 80% of total revenue in 2020. The CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services”.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2020 is a 53-week year, with the extra week occurring during the fourth quarter of 2020. Fiscal 2019 and 2018 were each 52 weeks. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation. The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for excess and obsolete inventories, environmental matters, and legal exposures; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; determining fair values of tangible and intangible assets for purposes of impairment tests; determining fair values of equity awards; and determining forfeiture rates for purposes of calculating stock compensation expense. Actual results could differ materially from these estimates.

Financial Instruments and Concentration of Credit Risk. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, interest rate swap agreements, accounts payable and debt obligations. The fair value of these financial instruments approximates their carrying amount as of October 3, 2020 and September 28, 2019 due to the nature or short maturity of these instruments, or the fact that the instruments are recorded at fair value on the consolidated balance sheets.

Accounts Receivable and Other Related Allowances. The Company had an allowance of $9 million and $12 million as of October 3, 2020 and September 28, 2019, respectively, for uncollectible accounts, product returns and other net sales adjustments. One of the Company's most significant risks is the ultimate realization of its accounts receivable. This risk is mitigated by ongoing credit evaluations of customers and frequent contact with customers, especially the most significant customers, which enable the Company to monitor changes in its customers' business operations and respond accordingly. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

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

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires each derivative instrument to be recorded on the consolidated balance sheets at its fair value as either an asset or a liability. If a derivative is designated as a cash flow hedge, the Company excludes time value from its assessment of hedge effectiveness and recognizes the amount of time value in earnings over the life of the derivative. Gains or losses on the derivative not caused by changes in time value are recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the item being hedged are recognized in earnings in the current period.

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

Leases. The Company's leases consist primarily of operating leases for buildings and land. These leases have initial lease terms of up to 44 years and, upon adoption of ASC 842, are recorded on the Company's balance sheet as lease liabilities and corresponding right-of-use ("ROU") assets. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company's initial lease liability and corresponding ROU asset only if it is reasonably certain that the Company will exercise such options. Leases with lease terms of twelve months or less are not recorded on the Company's balance sheet.

The Company’s lease liability and ROU assets represent the present value of future lease payments which, pursuant to the Company's accounting election, are a combination of lease components and non-lease components such as maintenance and utilities. Operating lease expense is recognized on a straight line basis over the term of the lease. Certain of the Company’s lease payments are variable because such payments adjust periodically based on changes in consumer price and other indexes. Variable payments are expensed as incurred and not included in the measurement of lease liabilities and ROU assets. Since the Company's leases generally do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date for purposes of determining the present value of lease payments. The Company's incremental borrowing rate is based on the term of the lease, the economic environment of the lease and the effect of collateralization, if any. Upon adoption of ASC 842, the Company used an incremental borrowing rate as of that date for all leases that commenced prior to that date.

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

The Company recognizes revenue for the majority of its contracts on an over time basis. This is due to the fact that 1) the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancellation of a contract for convenience or 2) the Company’s customer simultaneously receives and consumes the benefits provided by the Company’s services. For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. Revenue streams for which revenue is recognized on an over time basis include sales of vertically integrated manufacturing solutions (integrated manufacturing solutions and components); global services (logistics and repair); design, development and engineering services; and defense and aerospace programs.

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with ten other operating segments and reported under Components, Products and Services ("CPS") for segment reporting purposes. In 2020, CPS revenue and gross profit was $1.3 billion and $157 million, respectively.

The Company updates its estimates of materials, labor and subcontractor costs on a quarterly basis. These updated estimates are reviewed each quarter by a group of employees that includes representatives from numerous functions such as engineering, materials, contracts, manufacturing, program management, finance and senior management. If a change in estimate is deemed necessary, the impact of the change is recognized in the period of change.

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

Recent Accounting Pronouncements Adopted in Fiscal Year 2020

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

Refer to Note 8 for additional information and disclosures related to the adoption of ASC 842.

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

Note 3. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	October 3, 2020	September 28, 2019
	(In thousands)
Machinery and equipment	$1,479,768	$1,448,812
Land and buildings	657,716	639,667
Leasehold improvements	44,786	44,015
Furniture and fixtures	24,501	23,619
Construction in progress	3,750	39,420
	2,210,521	2,195,533
Less: Accumulated depreciation and amortization	(1,651,279)	(1,564,886)
Property, plant and equipment, net	$559,242	$630,647

Depreciation expense was $113 million, $115 million and $112 million for 2020, 2019 and 2018, respectively.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with ten other operating segments and reported under Components, Products and Services ("CPS") for segment reporting purposes. In 2020, CPS revenue and gross profit was $1.3 billion and $157 million, respectively.

The Company updates its estimates of materials, labor and subcontractor costs on a quarterly basis. These updated estimates are reviewed each quarter by a group of employees that includes representatives from numerous functions such as engineering, materials, contracts, manufacturing, program management, finance and senior management. If a change in estimate is deemed necessary, the impact of the change is recognized in the period of change.

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

Other

Other than the impact upon adoption of ASC 606 at the beginning of the first quarter of 2019 which was limited to beginning retained earnings, the application of ASC 606 has not materially impacted any financial statement line item for any period presented herein.
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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Segments:
IMS	$5,699,751	$6,858,676	$5,814,591
CPS	1,260,619	1,375,183	1,295,539
Total	$6,960,370	$8,233,859	$7,110,130

End Markets:
Communications Networks	$2,323,712	$2,906,575	$2,684,609
Industrial, Medical, Automotive and Defense	4,127,720	4,572,006	3,681,788
Cloud Solutions	508,938	755,278	743,733
Total	$6,960,370	$8,233,859	$7,110,130

Geography:
Americas (1)	$3,450,527	$4,194,652	$3,600,967
EMEA	995,838	1,051,192	841,961
APAC	2,514,005	2,988,015	2,667,202
Total	$6,960,370	$8,233,859	$7,110,130
(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Note 5. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of October 3, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of October 3, 2020 or September 28, 2019. The interest rate swaps had a negative value of $29 million and $20 million, as of October 3, 2020 and September 28, 2019, respectively.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of October 3, 2020 or September 28, 2019.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	October 3, 2020	September 28, 2019
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$113,300	$106,564
Number of contracts	48	46
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$352,062	$299,127
Number of contracts	45	43

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

For derivative instruments that are designated and qualify as cash flow hedges, the Company excludes time value from its assessment of hedge effectiveness and recognizes the amount of time value in earnings over the life of the derivative instrument. Gains or losses on the derivative not caused by changes in time value are recorded in Accumulated Other Comprehensive Income ("AOCI"), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain or loss recognized in Other Comprehensive Income ("OCI") on derivative instruments and the amount of gain or loss reclassified from AOCI into income were not material for any period presented herein. Pursuant to a new accounting standard, as of the beginning of 2020, the Company is no longer required to separately measure and report hedge ineffectiveness. The amount of hedge ineffectiveness was not material for 2019 or 2018.

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the consolidated statements of operations. The amount of gains or losses associated with these forward contracts was not material for any period presented herein. From an economic perspective, the objective of the Company's hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of October 3, 2020 and September 28, 2019. The aggregate effective interest rate of these swaps as of October 3, 2020 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $29 million, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the consolidated balance sheets.

Note 6. Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, trade accounts receivable, foreign currency forward contracts and interest rate swap agreements. The carrying value of assets such as cash, cash equivalents and accounts receivable is expected to approximate fair value due to the short duration of the assets. The Company maintains its cash and cash equivalents with recognized financial institutions that management believes to be of high credit quality. One of the Company's most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of, and frequent contact with, the Company's customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts. Foreign currency forward contracts and interest rate swaps are maintained with high quality counterparties to reduce the Company's credit risk and are recorded on the Company's balance sheets at fair value.

Nokia represented more than 10% of the Company's net sales in 2020, 2019 and 2018 and 10% or more of the Company's gross accounts receivable as of October 3, 2020 and September 28, 2019.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	October 3, 2020	September 28, 2019
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	347,999	370,409
Non-interest bearing promissory notes	—	14,916
Total long-term debt	347,999	385,325
Less: Current portion of non-interest bearing promissory notes	—	14,916
Current portion of long-term debt	18,750	23,438
Long-term debt	$329,249	$346,971

Secured Notes. In 2014, the Company issued $375 million of senior secured notes due 2019 ("Secured Notes"). The Secured Notes were repaid upon maturity on June 1, 2019. There was no gain or loss associated with the extinguishment of the Secured Notes.

Non-interest Bearing Promissory Notes. On February 1, 2016, the Company completed an acquisition and financed $15 million of the purchase price with the acquiree using a four-year non-interest bearing promissory note. The Company repaid these notes during the second quarter of 2020.

Revolving Credit Facility.

During the first quarter of 2019, the Company entered into a Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver") that provided for a committed $375 million Term Loan.

On April 5, 2019, the Company entered into an amendment to the Amended Cash Flow Revolver that increased the amount available under the facility from $500 million to $700 million.

On May 31, 2019, the Company drew down the Term Loan and used the proceeds to repay the Company's Secured Notes as discussed above. As of October 3, 2020, costs incurred in connection with the amendment of the Amended Cash Flow Revolver and Term Loan are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan using the effective interest method.

Following the satisfaction and discharge of the Indenture dated as of June 4, 2014, using the proceeds of the Term Loan, and the release of all liens securing the Secured Notes, the Company’s debt structure changed as follows, effective June 3, 2019: (i) revolving commitments under the Amended Cash Flow Revolver increased for a total of $700 million in revolving commitments, (ii) the accordion feature of the Amended Cash Flow Revolver was reset so that the Company can obtain, subject to the satisfaction of specified conditions and commitments of the lenders, additional revolving commitments in an aggregate amount of up to $200 million, and (iii) the Company and its subsidiary guarantors’ obligations under the Amended Cash Flow Revolver became secured by substantially all of the assets (excluding real property) of the Company and the subsidiary guarantors, subject to certain exceptions.

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

Maturities of the Term Loan as of October 3, 2020 by fiscal year are as follows:

(In Thousands)
2021	18,750
2022	18,750
2023	14,062
2024	300,000
$351,562

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

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of October 3, 2020 and September 28, 2019. The aggregate effective interest rate of these swaps as of October 3, 2020 was approximately 4.3%. As of October 3, 2020, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $29 million, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the consolidated balance sheets.

As of October 3, 2020, no borrowings and $8 million of letters of credit were outstanding under the Amended Cash Flow Revolver, under which $692 million was available to borrow. There were no borrowings outstanding under the Amended Cash Flow Revolver as of September 28, 2019.

Foreign Short-term Borrowing Facilities. As of October 3, 2020, certain foreign subsidiaries of the Company had a total of $72 million of short-term borrowing facilities available, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2022.

Debt Covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of October 3, 2020.

Note 8. Leases

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet as of October 3, 2020 are as follows:

As of
October 3, 2020
(In thousands)
Other assets (1)	$52,552

Accrued liabilities	$16,659
Other long-term liabilities	37,015
Total lease liabilities	$53,674

Weighted average remaining lease term (in years)	6.88
Weighted average discount rate	3.13%
(1)    Net of accumulated amortization of $16 million.

Cash paid in satisfaction of operating lease liabilities was $19 million for the year ended October 3, 2020.

Operating lease expense, which includes immaterial amounts of short-term leases, variable lease costs and sublease income, was $21 million, $26 million and $27 million for the years ended October 3, 2020, September 28, 2019 and September 29, 2018, respectively.

Future lease payments under non-cancelable operating leases as of October 3, 2020, by fiscal year, are as follows:

Operating Leases
(In thousands)
2021	$18,128
2022	13,366
2023	7,256
2024	4,012
2025	4,082
Thereafter	13,185
Total lease payments	60,029
Less: imputed interest	6,355
Total	$53,674

As of September 28, 2019, prior to the adoption of ASC 842, future minimum lease payments, net of sublease income, under operating leases were as follows:

Operating Leases
(In thousands)
2020	$18,472
2021	15,916
2022	11,368
2023	5,887
2024	3,993
Thereafter	17,071
Total	$72,707

Note 9. Accounts Receivable Sale Program

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. For the years ended October 3, 2020 and September 28, 2019, the Company sold approximately $1.7 billion and approximately $2.7 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of October 3, 2020 and September 28, 2019, $97 million and $241 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of October 3, 2020 and September 28, 2019, $39 million and $76 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

Note 10. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of October 3, 2020 and September 28, 2019, the Company had reserves of $37 million and $36 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of October 3, 2020, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of October 3, 2020. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial is scheduled to commence on April 12, 2021. The Company intends to contest the plaintiff’s claims vigorously.

Other Matters

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

For each of the matters noted above, the Company is unable to reasonably estimate a range of possible loss at this time.

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

Note 11. Restructuring

Restructuring costs were $27 million, $14 million, and $29 million in 2020, 2019, and 2018, respectively.

The following table is a summary of restructuring costs:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Severance costs (approximately 2,350 employees)	$17,919	$—	$—
Other exit costs (recognized as incurred)	71	—	—
Total - Q1 FY20 plan	17,990	—	—
Severance costs (approximately 2,900 employees)	178	1,900	26,425
Other exit costs (recognized as incurred)	1,971	3,247	4,984
Total	2,149	5,147	31,409
Severance reimbursement	—	—	(10,000)
Total - Q1 FY18 Plan	2,149	5,147	21,409
Costs incurred for other plans	6,644	8,606	7,737
Total - all plans	$26,783	$13,753	29,146
Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Additional actions under this plan are expected to be implemented through the second quarter of fiscal 2021 and cash payments of severance are expected to occur through the fourth quarter of fiscal 2021.

Q1 FY18 Plan

All actions under our Q1 FY18 Plan have been implemented and all severance has been paid. In connection with this plan, the Company entered into a contractual agreement with a third party pursuant to which $10 million of severance and retention costs incurred by the Company was reimbursed. Costs incurred for other exit costs consist primarily of costs to maintain vacant facilities that are owned.

Other plans

Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans
The Company’s Integrated Manufacturing Solutions ("IMS") segment incurred costs of $13 million for the year ended October 3, 2020. This compares to a benefit incurred of $4 million for the year ended September 28, 2019, primarily as a result of a recovery from a third party of certain environmental remediation costs. The Company’s CPS segment incurred costs of $9 million and $18 million for the years ended October 3, 2020 and September 28, 2019, respectively. In addition, $5 million of costs were incurred during the year ended October 3, 2020 for Corporate headcount reductions that were not allocated to the Company's IMS and CPS segments. The Company had accrued liabilities of $9 million and $5 million as of October 3, 2020 and September 28, 2019, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY20 Plan and Q1 FY18 Plan, the Company expects to incur restructuring costs in future periods primarily for vacant facilities and former sites for which the Company is or may be responsible for environmental remediation.

Note 12. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Domestic	$96,993	$153,696	$16,215
Foreign	103,765	91,923	81,324
Total	$200,758	$245,619	$97,539

The provision for income taxes consists of the following:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Federal:
Current	$(917)	$868	$(122)
Deferred	9,460	45,910	170,994
State:
Current	1,705	2,747	32
Deferred	2,579	2,961	(3,672)
Foreign:
Current	46,376	45,929	20,287
Deferred	1,842	5,689	5,553
Total provision for income taxes	$61,045	$104,104	$193,072

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

The Company's provision for income taxes for 2020, 2019 and 2018 was $61 million (30% of income before taxes), $104 million (42% of income before taxes) and $193 million (198% of income before taxes), respectively. The effective tax rate for 2020 is higher than the expected U.S. statutory rate of 21% primarily due to foreign operations that are taxed at rates higher than the U.S. statutory rate.

During 2019, the Company recorded $22 million of deferred tax expense for a tax-related restructuring transaction.

During 2018, the Company recorded a net income tax expense for the impact of the Tax Act of $161 million, which was comprised of $175 million for remeasurement of the Company’s U.S deferred tax assets, zero for the mandatory deemed repatriation of undistributed earnings and profits, and a tax benefit of $14 million for the conversion to a territorial system.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	October 3, 2020	September 28, 2019
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$168,570	$184,188
Foreign net operating loss carryforwards	111,418	117,403
Intangibles	22,684	19,422
Accruals not currently deductible	49,022	45,117
Property, plant and equipment	24,545	28,710
Tax credit carryforwards	15,948	13,601
Reserves not currently deductible	13,389	15,266
Stock compensation expense	6,519	10,249
Federal benefit of foreign operations	16,973	14,006
Derivatives and other impacts of OCI	10,793	3,145
Lease deferred tax asset	10,929	—
Other	3,063	2,744
Valuation allowance	(111,127)	(115,998)
Total deferred tax assets	342,726	337,853
Deferred tax liabilities on undistributed earnings	(16,240)	(18,690)
Deferred tax liabilities on branch operations	(32,351)	(34,378)
Revenue recognition	(14,258)	(9,456)
Lease deferred tax liability	(10,781)	—
Net deferred tax assets	$269,096	$275,329
Recorded as:
Deferred tax assets	$273,470	$279,803
Deferred tax liabilities	(4,374)	(4,474)
Net deferred tax assets	$269,096	$275,329

The Company offsets deferred tax assets and liabilities by tax-paying jurisdiction. The resulting net amounts by tax jurisdiction are then aggregated without further offset.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing the Company's ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods. The Company's valuation allowance as of October 3, 2020 relates primarily to foreign net operating losses, with the exception of $15 million related to U.S. state net operating losses.

The Company provides deferred tax liabilities for the tax consequences associated with the undistributed earnings that are expected to be repatriated to subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. As of October 3, 2020, income taxes and foreign withholding taxes have not been provided for approximately $363 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of October 3, 2020, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $700 million, $376 million and $505 million, respectively. The federal and state net operating loss carryforwards begin expiring in 2025 and 2021, respectively, and expire at various dates through September 29, 2035. Certain foreign net operating losses start expiring in 2021. However, the majority of foreign net operating losses carryforward indefinitely. As of October 3, 2020, the Company has federal tax credits of $13 million that expire between 2031 and 2040. The Tax Reform Act of 1986 and similar state provisions impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
Federal tax at statutory tax rate	21.00%	21.00%	24.50%
Tax Act impact	—	—	165.16
Effect of foreign operations	9.41	9.30	7.92
Permanent items	(0.59)	0.40	(1.37)
Discrete charge for restructuring transaction	—	8.88	—
Federal credits	(1.31)	(0.07)	(1.28)
Other	(0.06)	0.68	1.77
State income taxes, net of federal benefit	1.96	2.19	1.24
Effective tax rate	30.41%	42.38%	197.94%

A reconciliation of the beginning and ending amount of total liabilities for unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Balance, beginning of year	$66,677	$60,787	$67,022
Increase (decrease) related to prior year tax positions	1,327	(1,731)	(5,917)
Increase related to current year tax positions	9,907	8,902	8,392
Settlements	—	(626)	(7,648)
Decrease related to lapse of applicable statute of limitations	(3,299)	(655)	(1,062)
Balance, end of year	$74,612	$66,677	$60,787

The Company had reserves of $40 million and $39 million as of October 3, 2020 and September 28, 2019, respectively, for the payment of interest and penalties relating to unrecognized tax benefits. During 2020 and 2019, the Company recognized a net income tax expense for interest and penalties of $1 million in each year compared to a net income tax benefit of $3 million in 2018. The Company recognizes interest and penalties related to liabilities for unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income and a reduction of the effective tax rate of $68 million, $62 million and $58 million for years 2020, 2019 and 2018, respectively.

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

In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, and to foreign examinations for years prior to 2004 in its major foreign jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits could decrease in the next 12 months by approximately $20 million related to the resolution of audits and expiration of statutes of limitations. In addition, there could be a corresponding decrease in accrued interest and penalties of approximately $30 million.

Note 13. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$139,713	$141,515	$(95,533)

Denominator:
Weighted average common shares outstanding	69,041	69,129	69,833
Effect of dilutive stock options and restricted stock units	1,752	2,549	—
Denominator for diluted earnings per share	70,793	71,678	69,833

Net income (loss) per share:
Basic	$2.02	$2.05	$(1.37)
Diluted	$1.97	$1.97	$(1.37)

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 14. Stockholders' Equity

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

As of October 3, 2020, an aggregate of 8.0 million shares were authorized for future issuance under the Company's stock plans, of which 3.6 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 4.4 million shares of common stock were available for future grant. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2019 Plan and 2009 Plan that expire or are cancelled without delivery of shares generally become available for issuance under the 2019 Plan. The 2019 Plan will expire as to future grants in December 2028.

Stock Repurchase Program

During the fourth quarter of 2017, the Board of Directors approved a $200 million stock repurchase plan and during the first quarter of 2020, the Board of Directors authorized the Company to purchase an additional $200 million of its common stock. Neither plan provides for an expiration date. During 2020, 2019 and 2018, the Company repurchased 6.4 million shares, 0.3 million shares and 5.0 million shares of its common stock for $166 million, $7 million and $146 million (including commissions), respectively, under these plans and as of October 3, 2020, $135 million remains available under such plans. Although stock repurchases are intended to increase stockholder value by reducing the number of outstanding shares and to offset the dilution that results from the issuance of shares under the Company’s equity plans, repurchases of shares also reduce the Company's liquidity. As a result, the timing of future repurchases depends upon the Company’s future capital needs, market conditions and other factors.

In addition to the repurchases discussed above, the Company repurchased 398,000, 207,000 and 334,000 shares of its common stock during 2020, 2019, and 2018, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $13 million, $6 million and $12 million, respectively, to applicable tax authorities in connection with these repurchases.
Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	October 3, 2020	September 28, 2019
	(In thousands)
Foreign currency translation adjustments	$85,343	$86,268
Unrealized holding losses on derivative financial instruments	(22,202)	(19,888)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(28,255)	(24,121)
Total	$34,886	$42,259

Note 15. Business Segment, Geographic and Customer Information

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

The Company's operations are managed as two businesses:

1)Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, high-level assembly and test, and direct order fulfillment.

2)Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory from our Viking Technology division; enterprise solutions from our Viking Enterprise Solutions division; RF, optical and microelectronics; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering, global services (logistics and repair).

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity of economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. The Company determined that it has only one reportable segment - IMS, which generated approximately 80% of the Company's total revenue in 2020. The Company's CPS business consists of multiple operating segments which, based on this evaluation, do not meet the quantitative threshold for being presented individually as reportable segments. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services".

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

Segment information is as follows:

	Year Ended
	October 3, 2020	September 28, 2019		September 29, 2018
	(In thousands)
Gross sales:
IMS	$5,733,180	$6,907,129		$5,847,958
CPS	1,365,712	1,555,117		1,458,754
Intersegment revenue	(138,522)	(228,387)		(196,582)
Net Sales	$6,960,370	$8,233,859		$7,110,130

Gross Profit:
IMS	$381,638	$444,168		$352,361
CPS	156,844	156,221	(1)	117,835
Total	538,482	600,389		470,196
Unallocated items (2)	(12,775)	(8,451)		(6,413)
Total	$525,707	$591,938		$463,783

Depreciation and amortization:
IMS	$81,169	$81,997		$76,071
CPS	26,718	25,632		30,048
Total	107,887	107,629		106,119
Unallocated corporate items (3)	6,331	9,320		12,701
Total	$114,218	$116,949		$118,820

Capital expenditures (receipt basis):
IMS	$23,933	$79,943		$87,421
CPS	23,915	28,629		28,696
Total	47,848	108,572		116,117
Unallocated corporate items (3)	3,227	3,836		2,480
Total	$51,075	$112,408		$118,597

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

(2)    For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers, litigation settlements and acquisition-related items.

(3)    Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales.

Net sales by geographic segment, determined based on the country in which a product is manufactured were as follows:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Net sales:
Americas (1)	$3,450,527	$4,194,652	$3,600,967
EMEA	995,838	1,051,192	841,961
APAC	2,514,005	2,988,015	2,667,202
Total	$6,960,370	$8,233,859	$7,110,130
(1)    Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	55.5%	54.2%	53.0%
Number of customers representing 10% or more of net sales	1	1	1

	As of
	October 3, 2020	September 28, 2019
	(In thousands)
Property, plant and equipment, net:
Americas	$327,991	$369,985
EMEA	63,089	72,040
APAC	168,162	188,622
Total	$559,242	$630,647

Note 16. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Stock options	$(1,145)	$1,250	$1,779
Restricted stock units, including performance-based awards	27,380	29,594	31,046
Total	$26,235	$30,844	$32,825

Stock-based compensation expense was recognized as follows:

	Year Ended
	October 3, 2020	September 28, 2019	September 29, 2018
	(In thousands)
Cost of sales	$10,099	$9,757	$8,187
Selling, general and administrative	15,897	20,807	25,206
Research and development	239	280	(568)
Total	$26,235	$30,844	$32,825

Restricted and Performance Stock Units

The Company grants restricted stock units and restricted stock units with performance conditions ("PSUs") to executive officers, directors and certain other employees. These units vest over periods ranging from one year to four years and/

or upon achievement of specified performance criteria and are automatically exchanged for shares of common stock at the vesting date. If performance metrics are not met within specified time limits, the award will be canceled. Compensation expense associated with restricted stock units and PSUs is recognized ratably over the vesting period, subject to probability of achievement for PSUs.

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

 Activity with respect to the Company's restricted stock units and PSUs was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2017	3,359	27.56	1.51	124,800
Granted	1,102	33.51
Vested/Forfeited/Cancelled	(1,158)	25.31
Outstanding as of September 29, 2018	3,303	30.33	1.21	97,913
Granted	1,843	25.09
Vested/Forfeited/Cancelled	(1,993)	29.46
Outstanding as of September 28, 2019	3,153	27.82	1.30	102,720
Granted	1,340	32.51
Vested/Forfeited/Cancelled	(1,925)	28.62
Outstanding as of October 3, 2020	2,568	29.67	1.23	71,571
Expected to vest as of October 3, 2020	2,093	29.85	1.26	58,337

The fair value of restricted stock units that vested during the year was $43 million for 2020, $29 million for 2019 and $36 million for 2018. As of October 3, 2020, unrecognized compensation expense of $34 million is expected to be recognized over a weighted average period of 1.3 years. Additionally, as of October 3, 2020, unrecognized compensation expense related to performance-based restricted stock units for which achievement of performance criteria was not currently considered probable was $7 million.

Note 17. Employee Benefit Plans

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

The Company sponsors a deferred compensation plan for eligible employees that allows participants to defer payment of all or part of their compensation. Deferrals under this plan were immaterial. Assets associated with these plans were $40 million and $36 million as of October 3, 2020 and September 28, 2019, respectively. Liabilities associated with these plans were $40 million and $36 million as of October 3, 2020 and September 28, 2019, respectively. These amounts are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's defined benefit plans is October 3, 2020.

The funded status and plan assets for the defined benefit plans and amount reported on the consolidated balance sheets were as follows:

	As of
	October 3, 2020		September 28, 2019		September 29, 2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Plan Assets	$15,430	$23,575	$15,421	$23,877	$16,784	$26,114
Projected Benefit Obligation	25,704	64,453	24,221	58,842	22,586	50,930
Underfunded Status	$10,274	$40,878	$8,800	$34,965	$5,802	$24,816

Current Liabilities	$—	$2,054	$—	$1,443	$—	$1,430
Non-current liabilities	10,274	38,824	8,800	33,522	5,802	23,386
Total liabilities	$10,274	$40,878	$8,800	$34,965	$5,802	$24,816

The Company’s investment strategy is designed to help ensure that sufficient pension assets are available to pay benefits as they become due. Plan assets are invested in mutual funds that are valued using the NAV that is quoted in active markets (Level 1 input). These plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of October 3, 2020 there were no significant concentrations of credit risk related to pension plan assets. All other amounts and assumptions were not material for any period presented herein.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 3, 2020, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of October 3, 2020, our internal control over financial reporting was effective based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of October 3, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts, Years Ended October 3, 2020, September 28, 2019 and September 29, 2018
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)     Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
3.8(8)	Certificate of Amendment of Amended and Restated Bylaws dated December 7, 2015
4.1(9)	Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5 (10)	Description of the Registrant's Securities
10.1(11)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.2(12)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.3(13)*	Revised form of Officer and Director Indemnification Agreement.
10.4(14)*	2009 Incentive Plan, as amended on March 5, 2018.
10.5(15)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.6(16)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.7(17)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.8(18)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.9(19)*	Form of Change of Control Severance Benefit Agreement.
10.10(20)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.11(21)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
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
10.20(30)‡
Receivables Purchase Agreement, dated March 26, 2018, among Sanmina Corporation, the sellers and buyers from time to time party thereto and the Bank of Tokyo-Mitsubishi UFG, Ltd., as administrative agent.

10.21(31) ‡
Joinder and Amendment No. 1 to the Receivables Purchase Agreement dated June 25, 2018 among Sanmina Corporation, MUFG Bank Ltd. (formerly known as The Bank of Tokyo-Mitsubishi UFG, Ltd.), Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.22(14)*	Fifth Amendment to Sanmina Corporation Deferred Compensation Plan.
10.23(14)*	Sixth Amendment to Sanmina Corporation Deferred Compensation Plan.
10.24	Intentionally omitted
10.25	Intentionally omitted
10.26(14)±
Joinder Agreement and Amendment No. 2 to the Receivables Purchase Agreement, dated September 17, 2018, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.27(24)‡
Amendment No. 3 to the Receivables Purchase Agreement, dated December 21, 2018, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.28(32)
Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated as of January 16, 2019, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.29(33)*	2019 Equity Incentive Plan, as amended
10.30(32)*	Form of Restricted Stock Unit Award Agreement for use under 2019 Equity Incentive Plan
10.31(32)*	Form of Stock Option Award Agreement for use under 2019 Equity Incentive Plan
10.32(34)
Amendment No. 2 to the Fourth Amended and Restated Credit Agreement dated as of April 5, 2019, by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America N.A., as Administrative Agent.

10.33(34) ±
Amendment No. 4 to the Receivables Purchase Agreement, dated April 3, 2019, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.34 (10)
Amended and Restated Security Agreement, dated as of June 3, 2019, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation party thereto as grantors and Bank of America, N.A. as administrative agent

10.35 (35)	Separation and Release Agreement dated January 10, 2020 between Sanmina Corporation and Michael Clarke
10.36	Separation and Release Agreement dated August 14, 2020 between Sanmina Corporation and Hartmut Liebel (filed herewith)
14.1 (10)	Code of Business Conduct and Ethics of the Registrant
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
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

32.1(36)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(36)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Compensatory plan in which an executive officer or director participates.
‡ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment and this exhibit has been filed separately with the SEC.
± Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.
(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to same numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC on November 8, 2019.
(11)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(12)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(13)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(14)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC on November 15, 2018.
(15)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(16)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(17)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(18)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(19)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(20)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(21)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(22)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(23)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(24)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first fiscal quarter ended December 29, 2018 filed with the SEC on February 7, 2019.
(25)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(26)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(27)	Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.
(28)	Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2015, filed with the SEC on November 19, 2015.

(29)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 13, 2017.
(30)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed with the SEC on May 2, 2018.
(31)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
(32)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed with the SEC on May 2, 2019.
(33)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020 filed with the SEC on April 29, 2020.
(34)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 filed with the SEC on August 1, 2019.
(35)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2019 filed with the SEC on January 30, 2020.
(36)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

    (c)    Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanmina Corporation (Registrant)
By:	/s/ Jure Sola
Jure Sola
Chief Executive Officer
Date: November 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jure Sola and Kurt Adzema and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JURE SOLA	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2020
Jure Sola

/s/ KURT ADZEMA	Chief Financial Officer (Principal Financial Officer)	November 13, 2020
Kurt Adzema

/s/ BRENT BILLINGER	Controller (Principal Accounting Officer)	November 13, 2020
Brent Billinger

/s/ EUGENE A. DELANEY	Director	November 13, 2020
Eugene A. Delaney

/s/ JOHN P. GOLDSBERRY	Director	November 13, 2020
John P. Goldsberry

/s/ RITA S. LANE	Director	November 13, 2020
Rita S. Lane

/s/ JOSEPH LICATA	Director	November 13, 2020
Joseph Licata

/s/ KRISH PRABHU	Director	November 13, 2020
Krish Prabhu

/s/ MARIO M. ROSATI	Director	November 13, 2020
Mario M. Rosati

/s/ JACKIE M. WARD	Director	November 13, 2020
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales Adjustments
Fiscal year ended September 29, 2018	$14,334	$(2,123)	$—	$12,211
Fiscal year ended September 28, 2019	$12,211	$270	$—	$12,481
Fiscal year ended October 3, 2020	$12,481	$(3,911)	$—	$8,570