Form 10-Q
period 2021-01-02
SANMINA CORP
filed 2021-02-04
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2021
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

As of January 27, 2021, there were 64,926,569 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	January 2, 2021	October 3, 2020
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$516,030	$480,526
Accounts receivable, net of allowances of $8,309 and $8,570 as of January 2, 2021 and October 3, 2020, respectively	1,108,472	1,043,334
Contract assets	350,049	396,583
Inventories	819,474	861,281
Prepaid expenses and other current assets	48,851	37,718
Total current assets	2,842,876	2,819,442
Property, plant and equipment, net	541,188	559,242
Deferred tax assets	269,803	273,470
Other	125,867	120,502
Total assets	$3,779,734	$3,772,656
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,143,431	$1,210,049
Accrued liabilities	190,797	171,761
Accrued payroll and related benefits	120,469	122,029
Short-term debt, including current portion of long-term debt	18,750	18,750
Total current liabilities	1,473,447	1,522,589
Long-term liabilities:
Long-term debt	324,825	329,249
Other	303,514	290,902
Total long-term liabilities	628,339	620,151
Contingencies (Note 7)
Stockholders' equity	1,677,948	1,629,916
Total liabilities and stockholders' equity	$3,779,734	$3,772,656

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	January 2, 2021	December 28, 2019
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,755,249	$1,840,171
Cost of sales	1,614,014	1,705,289
Gross profit	141,235	134,882

Operating expenses:
Selling, general and administrative	58,967	63,151
Research and development	4,805	5,200
Restructuring and other	1,904	9,350
Total operating expenses	65,676	77,701

Operating income	75,559	57,181

Interest income	230	310
Interest expense	(4,954)	(5,877)
Other income, net	1,867	1,318
Interest and other, net	(2,857)	(4,249)

Income before income taxes	72,702	52,932
Provision for income taxes	24,681	14,587
Net income	$48,021	$38,345

Net income per share:
Basic	$0.74	$0.55
Diluted	$0.72	$0.53

Weighted average shares used in computing per share amounts:
Basic	65,243	70,178
Diluted	66,818	72,598

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	January 2, 2021	December 28, 2019
	(Unaudited)
	(In thousands)
Net income	$48,021	$38,345
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	1,639	717
Derivative financial instruments:
Change in net unrealized amount	3,356	3,380
Amount reclassified into net income	(1,501)	(195)
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(725)	(187)
Amortization of actuarial losses and transition costs	506	544
Total other comprehensive income	3,275	4,259
Comprehensive income	$51,296	$42,604

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended
	January 2, 2021	December 28, 2019
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,301,537	$6,267,509
Issuances under stock plans	1,050	4,852
Stock-based compensation expense	8,208	6,906
Balance, end of period	6,310,795	6,279,267
Treasury Stock
Balance, beginning of period	(983,143)	(804,118)
Repurchases of treasury stock	(12,522)	(17,550)
Balance, end of period	(995,665)	(821,668)
Accumulated Other Comprehensive Income
Balance, beginning of period	34,886	42,259
Other comprehensive income	3,275	4,259
Balance, end of period	38,161	46,518
Accumulated Deficit
Balance, beginning of period	(3,723,364)	(3,863,077)
Net income	48,021	38,345
Balance, end of period	(3,675,343)	(3,824,732)
Total stockholders' equity	$1,677,948	$1,679,385

Common Stock Shares Outstanding
Number of shares, beginning of period	107,629	105,551
Issuances under stock plans	369	1,290
Number of shares, end of period	107,998	106,841
Treasury Shares
Number of shares, beginning of period	(42,630)	(35,831)
Repurchases of treasury stock	(482)	(553)
Number of shares, end of period	(43,112)	(36,384)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 2, 2021	December 28, 2019
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$48,021	$38,345
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	27,635	28,735
Stock-based compensation expense	8,208	6,906
Deferred income taxes	3,447	3,005
Other, net	(99)	(322)
Changes in operating assets and liabilities:
Accounts receivable	(64,217)	65,449
Contract assets	46,534	(25,560)
Inventories	42,282	57,357
Prepaid expenses and other assets	(9,400)	2,372
Accounts payable	(66,657)	(139,304)
Accrued liabilities	26,057	(15,812)
Cash provided by operating activities	61,811	21,171

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net of proceeds	(11,191)	(28,046)
Cash used in investing activities	(11,191)	(28,046)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(4,688)	(4,688)
Proceeds from revolving credit facility borrowings	331,300	717,000
Repayments of revolving credit facility borrowings	(331,300)	(717,000)
Net proceeds from stock issuances	1,050	4,852
Repurchases of common stock	(12,522)	(17,550)
Cash used in financing activities	(16,160)	(17,386)

Effect of exchange rate changes	1,044	84
Increase (decrease) in cash and cash equivalents	35,504	(24,177)
Cash and cash equivalents at beginning of period	480,526	454,741
Cash and cash equivalents at end of period	$516,030	$430,564

Cash paid during the period for:
Interest, net of capitalized interest	$1,096	$4,725
Income taxes, net of refunds	$5,205	$4,888
Unpaid purchases of property, plant and equipment at the end of period	$11,635	$15,782

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 3, 2020, included in the Company's 2020 Annual Report on Form 10-K.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Due to the COVID-19 pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Results of operations for the first quarter of 2021 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2021 will be a 52-week year and fiscal 2020 was a 53-week year, with the extra week included in the fourth quarter of fiscal 2020. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for the Company at the beginning of fiscal 2021, including interim periods within that reporting period. There was no impact upon adoption.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the existing incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This new standard is effective for the Company at the beginning of fiscal 2021, including interim periods within that reporting period. The impact of adoption was not material.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with nine other operating segments and reported under Components, Products and Services ("CPS") for segment reporting purposes. In the first quarter of 2021, CPS revenue and gross profit was $299 million and $40 million, respectively.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Segments:
IMS	$1,456,168	$1,535,633
CPS	299,081	304,538
Total	$1,755,249	$1,840,171

End Markets:
Industrial, Medical, Automotive and Defense	$1,032,518	$1,107,547
Communications Networks and Cloud Infrastructure	722,731	732,624
Total	1,755,249	$1,840,171

Geography:
Americas (1)	$831,822	$906,568
EMEA	259,292	261,031
APAC	664,135	672,572
Total	$1,755,249	$1,840,171
(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of January 2, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $45 million and $40 million as of January 2, 2021 and October 3, 2020, respectively. Defined benefit plan assets were $39 million as of October 3, 2020 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of January 2, 2021 or October 3, 2020. Interest rate swaps had a negative value of $26 million and $29 million as of January 2, 2021 and October 3, 2020, respectively.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of  January 2, 2021 or October 3, 2020.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets, such as goodwill and other long-lived assets are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	January 2, 2021	October 3, 2020
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$123,396	$113,300
Number of contracts	48	48
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$350,896	$352,062
Number of contracts	40	45

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of January 2, 2021 and October 3, 2020. The aggregate effective interest rate of these swaps as of January 2, 2021 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $26 million as of January 2, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	January 2, 2021	October 3, 2020
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	$343,575	$347,999
Current portion of Term Loan	18,750	18,750
Long-term debt	$324,825	$329,249

Term Loan maturities as of January 2, 2021 by fiscal year are as follows:

(In Thousands)
Remainder of 2021	$14,063
2022	18,750
2023	14,062
2024	300,000
$346,875

As of January 2, 2021, there were no borrowings and $8 million of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver").

As of January 2, 2021, certain foreign subsidiaries of the Company had a total of $69 million of short-term borrowing facilities available, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of January 2, 2021.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet are as follows:

	As of
	January 2, 2021	October 3, 2020
	(In thousands)
Other assets (1)	$53,407	$52,552

Accrued liabilities	17,334	16,659
Other long-term liabilities	38,263	37,015
Total lease liabilities	$55,597	$53,674

Weighted average remaining lease term (in years)	6.66	6.88
Weighted average discount rate	3.02%	3.13%

(1)    Net of accumulated amortization of $19 million and $16 million as of January 2, 2021 and October 3, 2020, respectively.

Cash paid for operating lease liabilities was $5 million for the three months ended January 2, 2021 and December 28, 2019. Operating lease expense, which includes an immaterial amount for short-term leases, variable lease costs and sublease income, was $5 million for the three months ended January 2, 2021 and December 28, 2019.

Future lease payments under non-cancelable operating leases as of January 2, 2021, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2021	$14,346
2022	15,573
2023	8,824
2024	5,299
2025	4,127
2026	2,397
Thereafter	11,179
Total lease payments	61,745
Less: imputed interest	6,148
Total	$55,597

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended January 2, 2021 and December 28, 2019, the Company sold approximately $263 million and $538 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of January 2, 2021 and October 3, 2020, $52 million and $97 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of January 2, 2021 and October 3, 2020, $44 million and $39 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of January 2, 2021 and October 3, 2020, the Company had reserves of $39 million and $37 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of January 2, 2021, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of January 2, 2021. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

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

Other Matters

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint seeks certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before the filing of the initial complaint to the time of trial. Additionally, on November 1, 2019, another contractor retained through a temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court. The complaint, which includes a single cause of action under California’s Private Attorneys General Act of 2004 ("PAGA"), alleges Labor Code violations substantially similar to those alleged in the October 2018 class action lawsuit and seeks penalties on behalf of the State of California and other “aggrieved employees” (defined to be current and former hourly, non-exempt employees employed by the Company between August 22, 2018 and the present). Although the Company continues to deny any wrongdoing, on November 19, 2020, the Company reached an agreement in principle to resolve all claims (the “Settlement”). Under the Settlement, which remains subject to court approval, the Company’s total payout will depend on the number and value of claims submitted by members of the settlement class to the claims administrator, and cannot exceed $5 million (but could be as low as approximately $3.5 million), inclusive of plaintiffs’ attorneys’ fees, costs, and certain other items. On December 3, 2020, in connection with and in order to effect the Settlement, plaintiffs dismissed the PAGA complaint pending in Santa Clara County Superior Court and refiled it as a class and PAGA action in Kern County Superior Court.

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

For each of the matters noted above, with the exception of the alleged violations of the California Labor Code described above, the Company is unable to reasonably estimate a range of possible loss at this time.

Note 8. Restructuring

The following table is a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Severance costs (approximately 45 and 1,450 employees for the three months ended January 2, 2021 and December 28, 2019, respectively)	$835	$6,728
Other exit costs (recognized as incurred)	—	8
Total - Q1 FY20 Plan	835	6,736
Costs incurred for other plans	1,069	2,424
Total - all plans	$1,904	$9,160
Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Under this plan, the Company expects to incur restructuring charges of up to $20 million, consisting primarily of cash severance costs. As of January 2, 2021, the Company had incurred restructuring charges of approximately $19 million, consisting of severance costs, under the Q1 FY20 Plan. Additional actions under this plan are expected to be implemented through the second quarter of fiscal 2021 and cash payments of severance are expected to occur through the fourth quarter of fiscal 2021.

Other Plans

Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.

All Plans
The Company’s Integrated Manufacturing Solutions ("IMS") segment incurred costs of $0.6 million and $7 million for the three months ended January 2, 2021 and December 28, 2019, respectively. The Company’s CPS segment incurred costs of $1 million and $2 million for the three months ended January 2, 2021 and December 28, 2019, respectively. In addition, $0.3 million of costs were incurred during the three months ended January 2, 2021 for corporate headcount reductions that were not allocated to the Company's IMS and CPS segments. The Company had accrued liabilities of $7 million and $9 million as of January 2, 2021 and October 3, 2020, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

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

The Company's provision for income taxes for the three months ended January 2, 2021 and December 28, 2019 was $25 million (34% of income before taxes) and $15 million (28% of income before taxes), respectively. Income tax expense for the three months ended January 2, 2021 increased primarily as a result of an increase in income before tax and $4 million of discrete tax items.

It is reasonably possible that the Company's liability for uncertain tax positions could decrease significantly in the next 12 months upon the resolution of audits and expiration of statutes of limitations, resulting in a decrease in income tax expense at that time.

Note 10. Stockholder's Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	January 2, 2021	October 3, 2020
	(In thousands)
Foreign currency translation adjustments	$86,982	$85,343
Unrealized holding losses on derivative financial instruments	(20,347)	(22,202)
Unrecognized net actuarial losses and transition costs for benefit plans	(28,474)	(28,255)
Total	$38,161	$34,886

Unrealized holding losses on derivative financial instruments includes losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of January 2, 2021 and October 3, 2020. The aggregate effective interest rate of these swaps as of January 2, 2021 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $26 million as of January 2, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Stock Repurchase Program

During the three months ended January 2, 2021 and December 28, 2019, the Company repurchased 0.4 million and 0.3 million shares of its common stock for $9 million and $9 million, respectively, under a stock repurchase program authorized by the Board of Directors. As of January 2, 2021, an aggregate of $125 million remains available under such repurchase program. This authorization has no expiration date.

In addition to the repurchases discussed above, the Company repurchased 0.1 million and 0.3 million shares of its common stock during the three months ended January 2, 2021 and December 28, 2019, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $3 million and $8 million, respectively, to applicable tax authorities in connection with these repurchases.

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

The Company's operations are managed as two businesses: IMS and CPS. The Company's CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented individually as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled "CPS" and the Company has only one reportable segment - IMS.

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Gross sales:
IMS	$1,462,100	$1,543,935
CPS	319,416	336,431
Intersegment revenue	(26,267)	(40,195)
Net sales	$1,755,249	$1,840,171

Gross profit:
IMS	$106,566	$101,182
CPS	39,638	36,612
Total	146,204	137,794
Unallocated items (1)	(4,969)	(2,912)
Total	$141,235	$134,882

(1)    For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, charges or credits resulting from distressed customers and litigation settlements.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Net sales:
Americas (1)	$831,822	$906,568
EMEA	259,292	261,031
APAC	664,135	672,572
Total	$1,755,249	$1,840,171

(1)    Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	58%	55%
Number of customers representing 10% or more of net sales	1	2

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands, except per share data)
Numerator:
Net income	$48,021	$38,345

Denominator:
Weighted average common shares outstanding	65,243	70,178
Effect of dilutive stock options and restricted stock units	1,575	2,420
Denominator for diluted earnings per share	66,818	72,598

Net income per share:
Basic	$0.74	$0.55
Diluted	$0.72	$0.53

Note 13. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Stock options	$—	$(1,145)
Restricted stock units, including performance based awards	8,208	8,051
Total	$8,208	$6,906

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Cost of sales	$3,421	$2,912
Selling, general and administrative	4,717	3,925
Research and development	70	69
Total	$8,208	$6,906

As of January 2, 2021, an aggregate of 7.2 million shares were authorized for future issuance under the Company's stock plans, of which 4.0 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.2 million shares of common stock were available for future grant.

Restricted and Performance Stock Units

The Company grants restricted stock units and restricted stock units with performance conditions ("PSUs") to executive officers, directors and certain other employees. These units vest over periods ranging from one year to four years and/or upon achievement of specified performance criteria and are automatically exchanged for shares of common stock at the vesting date. If performance metrics are not met within specified time limits, the award will be canceled. Compensation expense associated with restricted stock units and PSUs is recognized ratably over the vesting period, subject to probability of achievement for PSUs.

During 2021 and 2020, the Company granted 373,000 and 304,500 PSU shares, respectively, for which vesting is contingent on cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved, no shares will vest. If the minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 80% to 120% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company's total shareholder return relative to that of its peer group over this same period. These PSUs will be cancelled if such performance conditions have not been met during the measurement period.

Activity with respect to the Company's restricted stock awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2020	2,568	29.67	1.23	71,571
Granted	824	33.63
Vested/Forfeited/Cancelled	(341)	27.70
Outstanding as of January 2, 2021	3,051	30.96	1.59	99,285
Expected to vest as of January 2, 2021	2,605	30.99	1.56	84,762

As of January 2, 2021, unrecognized compensation expense of $55 million is expected to be recognized over a weighted average period of 1.5 years. Additionally, as of January 2, 2021, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria was not currently considered probable is $1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the impact of future potential tariffs on our business; any statements regarding the impact of changes in tax laws; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that the Company announces material financial information to its investors using its investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. The Company uses these channels to communicate with its investors and the public about the Company, its products and services and other issues. It is possible that the information the Company posts on its investor relations website could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in the Company to review the information it posts on its investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

Sanmina Corporation and its subsidiaries (the “Company”, “we” or “us”) operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2021 will be a 52-week year and fiscal 2020 was a 53-week year, with the extra week included in the fourth quarter of fiscal 2020. All references to years relate to fiscal years unless otherwise noted.

Overview

We are a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our products and services primarily to original equipment manufacturers (OEMs) that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure solutions industries.

Our operations are managed as two businesses:

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in the first quarter of 2021. Our CPS business consists of multiple operating segments, which do not individually meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. In addition, the COVID-19 pandemic has created a unique and challenging environment in which our revenue and profitability have been impacted and will likely continue to be negatively impacted in at least the near term.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Our results of operations have been negatively impacted by rapidly changing market and economic conditions caused by the COVID-19 outbreak, as well as by numerous measures imposed by government authorities to try to contain the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, limited the types of products we could manufacture and the capacity of our logistics providers to deliver those products, and resulted in temporary closures of manufacturing sites and reduced staffing as mandated by government orders. Although employee infections have not yet had a significant impact on our operations, these conditions and measures require us to perform contact tracing, exclude potentially infected employees from the workplace and clean work areas used by infected employees. Should employee infections become widespread, they would have a significant and negative impact on our ability to sustain production at desired levels. We are unable to accurately predict the full impact that COVID-19 will have on us due to a number of uncertainties, including the impact of the pandemic on our customers' businesses, the number of employees who may become infected or exposed to infected persons whom we would then be required to exclude from our plants, the imposition of government restrictions on staffing and the types of products we are permitted to build, the need for temporary plant closures, supply chain shortages and other interruptions, the capacity of our logistic providers, the duration of the outbreak, the distribution of COVID-19 vaccines, the geographic locations of any future outbreaks, and actions that government authorities may take. However, it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Separately, we incurred restructuring charges of approximately $19 million, consisting of severance costs, under our company-wide restructuring plan adopted in October 2019 ("Q1 FY20 Plan"). Additional actions under the Q1 FY20 Plan are expected to be implemented through the second quarter of 2021 and cash payments of severance are expected to occur through the fourth quarter of 2021.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 55% of our net sales. One customer represented 10% or more of our net sales for the three months ended January 2, 2021 and two customers each represented 10% or more of our net sales for the three months ended December 28, 2019.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates related to accounts receivable, inventories, income taxes, environmental matters, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Due to the COVID-19 pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. We have considered information available to us as of the date of issuance of these financial statements and are not aware of any specific events or circumstances that would require an update to our estimates or judgments, or a revision to the carrying value of our assets or liabilities. Our estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2020 filed with the Securities and Exchange Commission.

Results of Operations

Key Operating Results

	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Net sales	$1,755,249	$1,840,171
Gross profit	$141,235	$134,882
Operating income	$75,559	$57,181
Net income	$48,021	$38,345

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	January 2, 2021	December 28, 2019	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$1,032,518	$1,107,547	$(75,029)	(6.8)%
Communications Networks and Cloud Infrastructure	722,731	732,624	(9,893)	(1.4)%
Total	$1,755,249	$1,840,171	$(84,922)	(4.6)%

Net sales decreased from $1.84 billion in the first quarter of 2020 to $1.76 billion in the first quarter of 2021, a decrease of 4.6%. This decrease was primarily due to reduced demand from end customers in our industrial market.

Gross Margin

Gross margin increased to 8.0% for the first quarter of 2021 from 7.3% for the first quarter of 2020. IMS gross margin increased to 7.3% for the first quarter of 2021, from 6.6% for the first quarter of 2020 primarily due to increased operational efficiencies and cost reduction and containment efforts implemented in 2020, some of which were in response to the COVID-19 pandemic. CPS gross margin increased to 12.4% for the first quarter of 2021, from 10.9% for the first quarter of 2020, primarily due to continued benefits of certain plant closures during the past two years and the factors described above with respect to the IMS gross margin.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may also be caused by a number of other factors, including:

•the ongoing impacts of the COVID-19 pandemic on our operations, the operations of our suppliers and on our customers' businesses;
•capacity utilization which, if lower, results in lower margins due to fixed costs being absorbed by lower volumes;

•changes in the mix of high and low margin products demanded by our customers;
•competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;
•the amount of our provisions for excess and obsolete inventory, including those associated with distressed customers;
•levels of operational efficiency and production yields;
•customer design changes that may increase our costs and delay or reduce our production of products; and
•our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, General and Administrative expenses decreased $4.2 million, from $63.2 million, or 3.4% of net sales, in the first quarter of 2020 to $59.0 million, or 3.4% of net sales, in the first quarter of 2021. The decrease in dollars was primarily due to reduced headcount as a result of actions under our Q1 FY20 restructuring plan and reduced travel and certain other expenses in response to the COVID-19 pandemic.

Research and Development

Research and Development expenses decreased $0.4 million, from $5.2 million, or 0.3% of net sales, in the first quarter of 2020 to $4.8 million, or 0.3% of net sales, in the first quarter of 2021.

Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Severance costs (approximately 45 and 1,450 employees for the three months ended January 2, 2021 and December 28, 2019, respectively)	$835	$6,728
Other exit costs	—	8
Total - Q1 FY20 Plan	835	6,736
Costs incurred for other plans	1,069	2,424
Total - all plans	$1,904	$9,160
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Under this plan, we expect to incur restructuring charges of up to $20 million, consisting primarily of cash severance costs. As of January 2, 2021, we incurred restructuring charges of approximately $19 million, consisting of severance costs, under the Q1 FY20 Plan. Additional actions under this plan are expected to be implemented through the second quarter of fiscal 2021 and cash payments of severance are expected to occur through the fourth quarter of fiscal 2021.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans

Our IMS segment incurred costs of $0.6 million and $7 million for the three months ended January 2, 2021 and December 28, 2019, respectively. Our CPS segment incurred costs of $1 million and $2 million for the three months ended January 2, 2021 and December 28, 2019, respectively. In addition, $0.3 million of costs were incurred during the three months ended January 2, 2021 for corporate headcount reductions that were not allocated to our IMS and CPS segments. We had accrued liabilities of $7 million and $9 million as of January 2, 2021 and October 3, 2020, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY20 Plan, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Provision for Income Taxes

Our provision for income taxes for the three months ended January 2, 2021 and December 28, 2019 was $25 million (34% of income before taxes) and $15 million (28% of income before taxes), respectively. Income tax expense for the three months ended January 2, 2021 increased primarily as a result of an increase in income before tax and $4 million of discrete tax items.

It is reasonably possible that our liability for uncertain tax positions could decrease significantly in the next 12 months upon the resolution of audits and expiration of statutes of limitations, resulting in a decrease in income tax expense at that time.

Liquidity and Capital Resources

	Three Months Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$61,811	$21,171
Investing activities	(11,191)	(28,046)
Financing activities	(16,160)	(17,386)
Effect of exchange rate changes on cash and cash equivalents	1,044	84
Increase (Decrease) in cash and cash equivalents	$35,504	$(24,177)

Key Working Capital Management Measures

	As of
	January 2, 2021	October 3, 2020
Days sales outstanding (1)	55	54
Contract asset days (2)	19	20
Inventory turns (3)	7.7	7.3
Days inventory on hand (4)	48	50
Accounts payable days (5)	67	70
Cash cycle days (6)	55	54

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

Cash and cash equivalents were $516 million at January 2, 2021 and $481 million at October 3, 2020. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was $1.4 billion and $1.3 billion as of January 2, 2021 and October 3, 2020, respectively.

Net cash provided by operating activities was $62 million and $21 million for the three months ended January 2, 2021 and December 28, 2019, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes, impairments and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the three months ended January 2, 2021, we generated $87 million of cash primarily from earnings, excluding non-cash items, and consumed $25 million of cash due primarily to a decrease in accounts payable and an increase in accounts receivable, partially offset by decreases in contract assets and inventories and an increase in accrued liabilities. The decreases noted above were primarily due to decreased business volume. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The decrease in accounts payable attributable to reduced business volume as discussed above was partially offset by a decrease in our DPO from 70 days as of October 3, 2020 to 67 days as of January 2, 2021 due primarily to an unfavorable shift in the linearity of material receipts and unfavorable supplier payment terms mix.

Net cash used in investing activities was $11 million and $28 million for the three months ended January 2, 2021 and December 28, 2019, respectively. During the three months ended January 2, 2021 and December 28, 2019, we used $11 million and $28 million, respectively, of cash for capital expenditures.

Net cash used in financing activities was $16 million and $17 million for the three months ended January 2, 2021 and December 28, 2019, respectively. During the three months ended January 2, 2021, we used $13 million of cash to repurchase common stock (including $3 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $5 million of long-term debt and received $1 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the three months ended December 28, 2019, we repaid $5 million of the Term Loan due 2023 ("Term Loan"), used $17 million of cash to repurchase common stock (including $8 million related to employee tax withholding on vested restricted stock units) and received $4 million net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases depends upon capital needs to support the growth of our business, market conditions and other factors. We repurchased 0.4 million and 0.3 million shares of our common stock for $9 million and $9 million during the three months ended January 2, 2021 and December 28, 2019, respectively. As of January 2, 2021, $125 million remains available under the stock repurchase program authorized by the Board of Directors, which does not have an expiration date. Although stock repurchases are intended to increase stockholder value and to offset the dilution that results from the issuance of shares under our equity plans, repurchases of shares also reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors.

We entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of January 2, 2021, a maximum of $555 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver"). Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended January 2, 2021 and December 28, 2019, we sold approximately $263 million and $538 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of January 2, 2021 and October 3, 2020, $52 million and $97 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of January 2, 2021 and October 3, 2020, $44 million and $39 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of January 2, 2021 and October 3, 2020. The aggregate effective interest rate under these swaps as of January 2, 2021 was approximately 4.3%. As of January 2, 2021, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $26 million as of January 2, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of January 2, 2021, we had accrued liabilities of $39 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of January 2, 2021, we had a liability of $122 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $62 million of cash from operations in the first quarter of 2021. Our primary sources of liquidity as of January 2, 2021 consisted of (1) cash and cash equivalents of $516 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $69 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs, if accepted by the counterparties to such programs; and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by an additional $200 million.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. However, should demand for our services decrease significantly over the next 12 months or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including in particular continued or worsening economic conditions caused by the COVID-19 pandemic, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level.

We distribute our cash among a number of financial institutions that we believe to be of high quality. However, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost.

As of January 2, 2021, 49% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of January 2, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan of $347 million under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of January 2, 2021, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. Accordingly, these forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the condensed consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of January 2, 2021, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $351 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $123 million as of January 2, 2021.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that occurred during the quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 2, 2021, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint seeks certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before the filing of the initial complaint to the time of trial. Additionally, on November 1, 2019, another contractor retained through a temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court. The complaint, which includes a single cause of action under California’s Private Attorneys General Act of 2004 (“PAGA”), alleges Labor Code violations substantially similar to those alleged in the October 2018 class action lawsuit and seeks penalties on behalf of the State of California and other “aggrieved employees” (defined to be current and former hourly, non-exempt employees employed by the Company between August 22, 2018 and the present). Although the Company continues to deny any wrongdoing, on November 19, 2020, the Company reached an agreement in principle to resolve all claims (the “Settlement”). Under the Settlement, which remains subject to court approval, the Company’s total payout will depend on the number and value of claims submitted by members of the settlement class to the claims administrator, and cannot exceed $5 million (but could be as low as approximately $3.5 million), inclusive of plaintiffs’ attorneys’ fees, costs, and certain other items. On December 3, 2020, in connection with and in order to effect the Settlement, plaintiffs dismissed the PAGA complaint pending in Santa Clara County Superior Court and refiled it as a class and PAGA action in Kern County Superior Court.

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
•Required us in some cases to pay staff who are not able to work due to government orders or illness;
•Limited the capacity of logistics providers to deliver components for and the products we manufacture;
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

Collectively, these conditions reduced our revenue during the last 12 months and it is unclear when these impacts will be fully resolved.

Further, although we have implemented infection control measures recommended or required by the applicable public health authorities, and have not to date experienced a significant number of COVID-19 infections among our employees, should infections among our employees increase significantly, our operations could be impacted if we become required to temporarily exclude significant numbers of employees from our plants due to either infection or exposure to an infected person and/or close impacted plants in order to clean them or as a result of government orders. Furthermore, as a result of government orders, a large number of our employees have been working remotely since the end of the second quarter of fiscal 2020. Although these restrictions have been relaxed in some geographies, and we have not experienced any significant disruptions to date as a result of remote work arrangements, should a substantial number of our employees supporting general and administrative functions, particularly at our California headquarters location, continue to be required to work remotely for an extended period of time, we could experience disruptions and reduced efficiencies. Furthermore, various local, state and national governments and agencies have recently enacted safety regulations intended to help prevent the transmission of COVID-19 in the workplace. These regulations are complex, costly to implement, subject to frequent change and to audit and investigation by governmental authorities, including the Occupational Health and Safety Administration (OSHA), their state counterparts and local health departments. Any failure by the Company to materially comply with COVID-19-related safety rules and regulations in any of its facilities could result in sanctions, fines, as well as negative publicity for the Company.

More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the business restrictions are lifted. In particular, the pandemic also increases the risk that our customers and suppliers will face financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations to us. Although we have not experienced any significant increase in customer defaults as a result of the pandemic to date, the risk of such defaults will increase if pandemic conditions continue indefinitely or if commercial and social restrictions originally put in place in response to them by local, state and national governments increase. For example, the U.K. has recently restored restrictions on activity that had been lifted after the first phase of the pandemic.

We are unable to accurately predict the full impact that COVID-19 will have on us due to a number of uncertainties, including the impact of the pandemic on our customers’ businesses, the number of employees who may become infected or exposed to infected persons whom we would then be required to temporarily exclude from our plants, the imposition of government restrictions on staffing and the types of products we are permitted to build, the need for temporary plant closures, supply chain shortages and other interruptions, the capacity of our logistics providers, the duration of the outbreak, the distribution of COVID-19 vaccines, the geographic locations of any future outbreaks, and actions that government authorities may take. However, we believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide products and services to companies that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure industries. Adverse changes in any of these end markets could reduce demand for our customers' products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect these industries in general and our customers in particular, leading to reductions in net sales. These factors include:

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

•the degree to which we are able to fully utilize our available manufacturing capacity, including due to restrictions under local, state and national public health orders covering the locations of our plants as a result of the COVD-19 pandemic;
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

We operate in countries that have experienced labor unrest, political instability or conflict and strife, including Brazil, China, India, Israel, Malaysia, Mexico and Thailand, and we have experienced work stoppages and similar disruptions at our plants in these countries. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

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

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. We have in the past experienced, and may experience in the future, delays in delivery and shortages of components, particularly certain types of capacitors, resistors and discrete semiconductors used in many of the products we manufacture. In addition, increased use of common carriers and logistics providers for retail commerce caused by the COVID-19 pandemic and for distribution of COVID-19 vaccines could result in delays in both shipments of components used by us to manufacture products for our customers and shipments of such end products themselves. Taken together, these conditions have resulted, and in the future could result, in increased component prices, delays in receipt of components and delays in product shipments to customers, all of which would decrease our revenue and margins, as well as increase our inventory of other components, which would reduce our operating cash flow.

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

Our strategy to pursue higher margin business depends in part on the success of our CPS businesses, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy to capitalize on our end-to-end solutions is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies and plastic injection molding, mechanical systems, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products business. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could cause our CPS business revenue and margin to be less than expected, which would have an adverse and potentially disproportionate effect on our overall revenues and profitability.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations (ITAR), the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Asset Controls of the U.S. Treasury Department (OFAC). We must also comply with the regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional personnel, systems and personnel and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities and, from time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Should Sanmina be found to have violated one or more of such laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of numerous network security measures, both our internal and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing and business email compromise efforts. Recently, a cyberattack involving malware delivered through network monitoring software sold by SolarWinds resulted in the penetration of the systems of a multitude of governmental and commercial entities. While we were not affected by this cyberattack, there can be no assurance that a future malware attack will not be successful in breaching our systems. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense and aerospace businesses are subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance coverage for cyber-attacks is limited. There can be no assurance that the security measures we choose to implement will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in U.S. government programs.

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

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. Furthermore, due to the health risks caused by the COVID-19 pandemic to employees who operate and monitor our internal controls and due to the requirement that a large number of employees work remotely, the COVID-19 pandemic impact on staffing could cause challenges for the effective operation of our internal controls.

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

Liquidity and Credit Risks

Our customers could experience credit problems, which could reduce our future revenues and net income.

Some companies in the industries for which we provide products have previously experienced significant financial difficulty, with a few filing for bankruptcy in the past. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that additional customers will not declare bankruptcy, including as result of the COVID-19 pandemic.

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

Although we believe our existing cash resources and sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months, should demand for our services change significantly over the next 12 months or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including in particular continued or worsening economic conditions caused by the COVID-19 pandemic, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level. In such a case, there can be no assurance that such additional sources of financing would be available.

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

Unanticipated changes in our income tax rates or exposure to additional tax liabilities could increase our taxes and decrease our net income; our projections of future taxable income that drove the release of our valuation allowance in prior years could prove to be incorrect, which could cause a charge to earnings.

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective income tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. Recent international initiatives require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in an increase to income tax expense and therefore a decrease in our net income.

We can experience losses due to foreign exchange rate fluctuations and currency controls, which could reduce our net income and impact our ability to repatriate funds.

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Malaysian ringgit, Chinese renminbi and Brazilian real. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover all of our exposure to exchange rate fluctuations. If our hedging activities are not successful, our net income may be reduced. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency, which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

We may not have sufficient insurance coverage for potential claims and losses, which could leave us responsible for certain costs and damages.

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, our insurance program does not generally cover losses due to failure to comply with typical customer warranties for workmanship, product and medical device liability, intellectual property infringement, product recall claims, or environmental contamination. In particular, our insurance coverage with respect to damages to or closure of our facilities, or damages to our customers' products caused by certain natural disasters, such as earthquakes, epidemics and pandemics (such as the COVID-19 pandemic), is limited and is subject to policy deductibles, coverage limits, and exclusions, and as a result, may not be sufficient to cover all of our losses. For example, our policies have very limited coverage for damages due to earthquakes or losses caused by business disruptions. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. In addition, our policies generally have deductibles and/or limits or may be limited to certain lines or business or customer engagements that reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income will be reduced. Additionally, if one or more counterparties to our insurance coverage were to fail, we would bear the entire amount of an otherwise insured loss.

Recruiting and retaining our key personnel is critical to the continued growth of our business.

Our success depends upon the continued service of our key personnel, particularly our highly skilled sales and operations executives, managers and engineers with many years of experience in electronics and contracts manufacturing. Such individuals can be difficult to identify, recruit and retain and are heavily recruited by our competitors. As our key employees choose to retire or terminate their employment with us, we will be required to replace them with new employees with the required experience. Should we be unable to recruit new employees to fill key positions with us, our operations, financial controls and growth prospects could be negatively impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2019, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. This program has no expiration date. The table below sets forth information regarding our repurchases of our common stock under this authorization by the Board during the first quarter of 2021.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
October 4, 2020 through October 31, 2020	90,339	$24.54	90,339	$132,535,656
Month #2
November 1, 2020 through November 28, 2020	293,256	$24.61	293,256	$125,317,669
Month #3
November 29, 2020 through January 2, 2021	—	$—	—	$125,317,669
Total	383,595	$24.60	383,595
(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Item 6. Exhibits

Exhibit Number	Description

10.37 ±
Amendment No. 5 to the Receivables Purchase Agreement, dated December 17, 2020, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent (filed herewith).

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	February 4, 2021

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 4, 2021