Form 10-Q
period 2021-04-03
SANMINA CORP
filed 2021-05-05
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021
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

As of April 27, 2021, there were 65,095,728 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	April 3, 2021	October 3, 2020
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$575,176	$480,526
Accounts receivable, net of allowances of $8,148 and $8,570 as of April 3, 2021 and October 3, 2020, respectively	1,122,962	1,043,334
Contract assets	334,957	396,583
Inventories	785,406	861,281
Prepaid expenses and other current assets	38,584	37,718
Total current assets	2,857,085	2,819,442
Property, plant and equipment, net	529,651	559,242
Deferred tax assets	259,943	273,470
Other	123,550	120,502
Total assets	$3,770,229	$3,772,656
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,108,994	$1,210,049
Accrued liabilities	176,148	171,761
Accrued payroll and related benefits	114,704	122,029
Short-term debt, including current portion of long-term debt	18,750	18,750
Total current liabilities	1,418,596	1,522,589
Long-term liabilities:
Long-term debt	320,405	329,249
Other	296,121	290,902
Total long-term liabilities	616,526	620,151
Contingencies (Note 7)
Stockholders' equity	1,735,107	1,629,916
Total liabilities and stockholders' equity	$3,770,229	$3,772,656

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,699,677	$1,590,550	$3,454,926	$3,430,721
Cost of sales	1,556,579	1,483,129	3,170,593	3,188,418
Gross profit	143,098	107,421	284,333	242,303

Operating expenses:
Selling, general and administrative	61,142	62,257	120,109	125,408
Research and development	5,353	5,767	10,158	10,967
Restructuring and other	11,880	15,028	13,784	24,378
Total operating expenses	78,375	83,052	144,051	160,753

Operating income	64,723	24,369	140,282	81,550

Interest income	244	418	474	728
Interest expense	(4,880)	(6,040)	(9,834)	(11,917)
Other income (expense), net	6,143	(7,660)	8,010	(6,342)
Interest and other, net	1,507	(13,282)	(1,350)	(17,531)

Income before income taxes	66,230	11,087	138,932	64,019
Provision for income taxes	19,193	6,205	43,874	20,792
Net income	$47,037	$4,882	$95,058	$43,227

Net income per share:
Basic	$0.72	$0.07	$1.46	$0.61
Diluted	$0.70	$0.07	$1.42	$0.60

Weighted average shares used in computing per share amounts:
Basic	65,249	70,584	65,244	70,377
Diluted	66,957	72,245	66,887	72,429

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(Unaudited)
	(In thousands)
Net income	$47,037	$4,882	$95,058	$43,227
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(1,561)	(2,887)	78	(2,170)
Derivative financial instruments:
Change in net unrealized amount	291	(8,306)	3,647	(4,926)
Amount reclassified into net income	2,530	538	1,029	343
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	680	415	(45)	228
Amortization of actuarial losses and transition costs	460	102	966	646
Total other comprehensive income (loss)	2,400	(10,138)	5,675	(5,879)
Comprehensive income (loss)	$49,437	$(5,256)	$100,733	$37,348

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,310,795	$6,279,267	$6,301,537	$6,267,509
Issuances under stock plans	1,023	320	2,073	5,172
Stock-based compensation expense	9,224	7,783	17,432	14,689
Balance, end of period	6,321,042	6,287,370	6,321,042	6,287,370
Treasury Stock
Balance, beginning of period	(995,665)	(821,668)	(983,143)	(804,118)
Repurchases of treasury stock	(2,525)	(64,483)	(15,047)	(82,033)
Balance, end of period	(998,190)	(886,151)	(998,190)	(886,151)
Accumulated Other Comprehensive Income
Balance, beginning of period	38,161	46,518	34,886	42,259
Other comprehensive income (loss)	2,400	(10,138)	5,675	(5,879)
Balance, end of period	40,561	36,380	40,561	36,380
Accumulated Deficit
Balance, beginning of period	(3,675,343)	(3,824,732)	(3,723,364)	(3,863,077)
Net income	47,037	4,882	95,058	43,227
Balance, end of period	(3,628,306)	(3,819,850)	(3,628,306)	(3,819,850)
Total stockholders' equity	$1,735,107	$1,617,749	$1,735,107	$1,617,749

Common Stock Shares Outstanding
Number of shares, beginning of period	107,998	106,841	107,629	105,551
Issuances under stock plans	283	285	652	1,575
Number of shares, end of period	108,281	107,126	108,281	107,126
Treasury Shares
Number of shares, beginning of period	(43,112)	(36,384)	(42,630)	(35,831)
Repurchases of treasury stock	(80)	(2,540)	(562)	(3,093)
Number of shares, end of period	(43,192)	(38,924)	(43,192)	(38,924)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 3, 2021	March 28, 2020
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$95,058	$43,227
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	54,831	56,777
Stock-based compensation expense	17,432	14,689
Deferred income taxes	13,641	1,952
Goodwill and other asset impairments	—	8,409
Other, net	(19)	568
Changes in operating assets and liabilities:
Accounts receivable	(79,166)	207,994
Contract assets	61,626	(10,984)
Inventories	75,303	15,333
Prepaid expenses and other assets	1,359	11,687
Accounts payable	(99,525)	(185,175)
Accrued liabilities	2,360	(7,578)
Cash provided by operating activities	142,900	156,899

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net of proceeds	(25,540)	(44,456)
Cash used in investing activities	(25,540)	(44,456)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(9,376)	(24,986)
Proceeds from revolving credit facility borrowings	399,600	1,909,000
Repayments of revolving credit facility borrowings	(399,600)	(1,259,000)
Net proceeds from stock issuances	2,073	5,172
Repurchases of common stock	(15,047)	(82,033)
Cash provided by (used in) financing activities	(22,350)	548,153

Effect of exchange rate changes	(360)	(752)
Increase in cash and cash equivalents	94,650	659,844
Cash and cash equivalents at beginning of period	480,526	454,741
Cash and cash equivalents at end of period	$575,176	$1,114,585

Cash paid during the period for:
Interest, net of capitalized interest	$3,082	$8,407
Income taxes, net of refunds	$18,675	$13,371
Unpaid purchases of property, plant and equipment at the end of period	$10,693	$9,377

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

Results of operations for the second quarter of 2021 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2021 will be a 52-week year and fiscal 2020 was a 53-week year, with the extra week included in the fourth quarter of fiscal 2020. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU was effective for the Company at the beginning of fiscal 2021, including interim periods within that reporting period. There was no impact upon adoption of this ASU.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the existing incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU was effective for the Company at the beginning of fiscal 2021, including interim periods within that reporting period. The impact of adoption of this ASU was not material.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not yet applied any of the expedients and exceptions and is currently evaluating the impact of the provisions of this ASU.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with nine other operating segments and reported under Components, Products and Services ("CPS") for segment reporting purposes. During the first half of 2021, CPS revenue and gross profit was $638 million and $91 million, respectively.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands)
Segments:
IMS	$1,361,013	$1,294,520	$2,817,181	$2,834,966
CPS	338,664	296,030	637,745	595,755
Total	$1,699,677	$1,590,550	$3,454,926	$3,430,721

End Markets:
Industrial, Medical, Automotive and Defense	$980,794	$966,642	$2,013,312	$2,074,189
Communications Networks and Cloud Infrastructure	718,883	623,908	1,441,614	1,356,532
Total	1,699,677	$1,590,550	$3,454,926	$3,430,721

Geography:
Americas (1)	$803,642	$817,061	$1,635,464	$1,723,629
EMEA	272,167	256,724	531,459	517,755
APAC	623,868	516,765	1,288,003	1,189,337
Total	$1,699,677	$1,590,550	$3,454,926	$3,430,721
(1) Mexico represents approximately 60% of Americas revenue and the U.S. represents approximately 35%.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of April 3, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $46 million and $40 million as of April 3, 2021 and October 3, 2020, respectively. Defined benefit plan assets were $39 million as of October 3, 2020 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of April 3, 2021 or October 3, 2020. Interest rate swaps had a negative value of $22 million and $29 million as of April 3, 2021 and October 3, 2020, respectively.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of  April 3, 2021 or October 3, 2020.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	April 3, 2021	October 3, 2020
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$110,056	$113,300
Number of contracts	48	48
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$398,864	$352,062
Number of contracts	47	45

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of April 3, 2021 and October 3, 2020. The aggregate effective interest rate of these swaps as of April 3, 2021 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $22 million as of April 3, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	April 3, 2021	October 3, 2020
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	$339,155	$347,999
Current portion of Term Loan	18,750	18,750
Long-term debt	$320,405	$329,249

Term Loan maturities as of April 3, 2021 by fiscal year are as follows:

(In Thousands)
Remainder of 2021	$9,375
2022	18,750
2023	14,062
2024	300,000
$342,187

As of April 3, 2021, there were no borrowings and $8 million of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver").

As of April 3, 2021, certain foreign subsidiaries of the Company had a total of $69 million of short-term borrowing facilities available, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of April 3, 2021.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet are as follows:

	As of
	April 3, 2021	October 3, 2020
	(In thousands)
Other assets (1)	$49,988	$52,552

Accrued liabilities	16,780	16,659
Other long-term liabilities	35,101	37,015
Total lease liabilities	$51,881	$53,674

Weighted average remaining lease term (in years)	6.67	6.88
Weighted average discount rate	2.98%	3.13%

(1)    Net of accumulated amortization of $21 million and $16 million as of April 3, 2021 and October 3, 2020, respectively.

Cash paid for operating lease liabilities was $10 million and $9 million for the six months ended April 3, 2021 and March 28, 2020, respectively. Operating lease expense, which includes an immaterial amount for short-term leases, variable lease costs and sublease income, was $5 million and $11 million for the three and six months ended April 3, 2021, respectively and $4 million and $8 million for the three and six months ended March 28, 2020, respectively.

Future lease payments under non-cancelable operating leases as of April 3, 2021, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2021	$9,433
2022	15,934
2023	9,265
2024	5,554
2025	4,106
2026	2,375
Thereafter	10,963
Total lease payments	57,630
Less: imputed interest	5,749
Total	$51,881

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the six months ended April 3, 2021 and March 28, 2020, the Company sold approximately $371 million and $1.1 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of April 3, 2021 and October 3, 2020, $27 million and $97 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of April 3, 2021 and October 3, 2020, $22 million and $39 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of April 3, 2021 and October 3, 2020, the Company had reserves of $38 million and $37 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of April 3, 2021, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of April 3, 2021. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial commenced on April 12, 2021. The Company is contesting the plaintiff’s claims vigorously.

Other Matters

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint seeks certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before the filing of the initial complaint to the time of trial. Additionally, on November 1, 2019, another contractor retained through a temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court. The complaint, which includes a single cause of action under California’s Private Attorneys General Act of 2004 ("PAGA"), alleges Labor Code violations substantially similar to those alleged in the October 2018 class action lawsuit and seeks penalties on behalf of the State of California and other “aggrieved employees” (defined to be current and former hourly, non-exempt employees employed by the Company between August 22, 2018 and the present). Although the Company continues to deny any wrongdoing, on November 19, 2020, the Company reached an agreement in principle to resolve all claims (the “Settlement”). Under the Settlement, which remains subject to court approval, the Company’s total payout will depend on the number and value of claims submitted by members of the settlement class to the claims administrator, and cannot exceed $5 million (but could be as low as approximately $3.5 million), inclusive of plaintiffs’ attorneys’ fees, costs, and certain other items. On December 3, 2020, in connection with and in order to effect the Settlement, plaintiffs dismissed the PAGA complaint pending in Santa Clara County Superior Court and refiled it as a class and PAGA action in Kern County Superior Court. Similarly, on April 3, 2021, the class action complaint originally filed in the Santa Clara County Superior Court was dismissed without prejudice.

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

Note 8. Restructuring

The following table is a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands)
Severance costs (approximately 790 and 830 employees for the three and six months ended April 3, 2021 and 300 and 1,750 employees for the three and six months ended March 28, 2020, respectively)	$10,656	$4,725	$11,492	$11,453
Other exit costs (recognized as incurred)	9	44	9	52
Total - Q1 FY20 Plan	10,665	4,769	11,501	11,505
Costs incurred for other plans	1,215	3,587	2,283	6,011
Total - all plans	$11,880	$8,356	$13,784	$17,516

Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Under the Q1 FY20 Plan, the Company expects to incur restructuring charges of up to $35 million, consisting primarily of cash severance costs. As of April 3, 2021, the Company had incurred restructuring charges of approximately $29 million, consisting primarily of severance costs, under the Q1 FY20 Plan. Headcount reductions are expected to occur through the fourth quarter of 2021 and cash payments of severance are expected to occur through the end of calendar 2021.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.

All Plans
The Company’s Integrated Manufacturing Solutions ("IMS") segment incurred costs of $9 million for each of the six months ended April 3, 2021 and March 28, 2020. The Company’s CPS segment incurred costs of $4 million and $6 million for the six months ended April 3, 2021 and March 28, 2020, respectively. In addition, $0.6 million and $3 million of costs were incurred during the six months ended April 3, 2021 and March 28, 2020, respectively, for corporate headcount reductions that were not allocated to the Company's IMS and CPS segments. The Company had accrued liabilities of $16 million and $9 million as of April 3, 2021 and October 3, 2020, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

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

The Company's provision for income taxes for the three months ended April 3, 2021 and March 28, 2020 was $19 million (29% of income before taxes) and $6 million (56% of income before taxes), respectively, and $44 million (32% of income before taxes) and $21 million (32% of income before taxes) for the six months ended April 3, 2021 and March 28, 2020, respectively. Income tax expense for the three and six months ended April 3, 2021 increased, primarily as a result of an increase in income before tax and a change in the geographic mix of income before tax. The effective tax rate for the three months ended March 28, 2020 was negatively impacted by the COVID-19 global pandemic, resulting in reduced income and unfavorable jurisdictional mix.

It is reasonably possible that the Company's liability for uncertain tax positions could decrease materially during the quarter ending July 3, 2021 based upon the resolution of audits and expiration of statutes of limitations, which would result in a decrease in income tax expense at that time.

Note 10. Stockholder's Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	April 3, 2021	October 3, 2020
	(In thousands)
Foreign currency translation adjustments	$85,421	$85,343
Unrealized holding losses on derivative financial instruments	(17,526)	(22,202)
Unrecognized net actuarial losses and transition costs for benefit plans	(27,334)	(28,255)
Total	$40,561	$34,886

Unrealized holding losses on derivative financial instruments includes losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of April 3, 2021 and October 3, 2020. The aggregate effective interest rate of these swaps as of April 3, 2021 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $22 million as of April 3, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Stock Repurchase Program

During the six months ended April 3, 2021 and March 28, 2020, the Company repurchased 0.4 million and 2.7 million shares of its common stock for $9 million and $70 million, respectively, under a stock repurchase program authorized by the Board of Directors. There were no repurchases during the three months ended April 3, 2021. As of April 3, 2021, an aggregate of $125 million remains available under such repurchase program, which has no expiration date.

In addition to the repurchases discussed above, the Company withheld 0.2 million and 0.4 million shares of its common stock during the six months ended April 3, 2021 and March 28, 2020, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $6 million and $12 million, respectively, to applicable tax authorities in connection with these repurchases.

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

During the first quarter of 2021, the Company began including Viking Technology, an operating segment previously aggregated and reported under CPS, in its IMS reportable segment. Accordingly, the data presented in the table below reflects this change in segment reporting for all periods presented. The change in segment reporting does not affect the Company’s previously reported consolidated financial statements.

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands)
Gross sales:
IMS	$1,369,937	$1,305,887	$2,832,037	$2,854,780
CPS	361,072	321,509	680,488	652,684
Intersegment revenue	(31,332)	(36,846)	(57,599)	(76,743)
Net sales	$1,699,677	$1,590,550	$3,454,926	$3,430,721

Gross profit:
IMS	$95,030	$75,421	$201,596	$176,627
CPS	51,401	34,582	91,039	71,170
Total	146,431	110,003	292,635	247,797
Unallocated items (1)	(3,333)	(2,582)	(8,302)	(5,494)
Total	$143,098	$107,421	$284,333	$242,303

(1)    For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, charges or credits resulting from distressed customers and litigation settlements.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands)
Net sales:
Americas (1)	$803,642	$817,061	$1,635,464	$1,723,629
EMEA	272,167	256,724	531,459	517,755
APAC	623,868	516,765	1,288,003	1,189,337
Total	$1,699,677	$1,590,550	$3,454,926	$3,430,721

(1)    Mexico represents approximately 60% of Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	54%	55%	56%	55%
Number of customers representing 10% or more of net sales	1	1	1	1

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands, except per share data)
Numerator:
Net income	$47,037	$4,882	$95,058	$43,227

Denominator:
Weighted average common shares outstanding	65,249	70,584	65,244	70,377
Effect of dilutive stock options and restricted stock units	1,708	1,661	1,643	2,052
Denominator for diluted earnings per share	66,957	72,245	66,887	72,429

Net income per share:
Basic	$0.72	$0.07	$1.46	$0.61
Diluted	$0.70	$0.07	$1.42	$0.60

Note 13. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands)
Stock options	$—	$—	$—	$(1,145)
Restricted stock units, including performance based awards	9,224	7,783	17,432	15,834
Total	$9,224	$7,783	$17,432	$14,689

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands)
Cost of sales	$3,629	$2,582	$7,050	$5,494
Selling, general and administrative	5,479	5,127	10,196	9,052
Research and development	116	74	186	143
Total	$9,224	$7,783	$17,432	$14,689

During the second quarter of 2021, the Company's stockholders approved the reservation of an additional 1.4 million shares of common stock for future issuance under the Company's 2019 Incentive Plan. As of April 3, 2021, an aggregate of 8.0 million shares were authorized for future issuance under the Company's stock plans, of which 4.2 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.8 million shares of common stock were available for future grant.

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

Activity with respect to the Company's restricted stock awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2020	2,568	29.67	1.23	71,571
Granted	1,444	33.92
Vested/Forfeited/Cancelled	(698)	29.31
Outstanding as of April 3, 2021	3,314	31.61	1.56	135,998
Expected to vest as of April 3, 2021	2,870	31.46	1.51	117,798

As of April 3, 2021, unrecognized compensation expense of $63 million is expected to be recognized over a weighted average period of 1.5 years. Additionally, as of April 3, 2021, unrecognized compensation expense related to performance-based restricted stock units for which achievement of the performance criteria was not currently considered probable is $3 million.

Note 14. Acquisition

On April 6, 2021, subsequent to the end of the second quarter of 2021, the Company purchased all outstanding stock of a European subsidiary of a multinational customer. The Company expects the net purchase price of this acquisition to be in the range of $30 million to $35 million. The acquisition is expected to increase the Company's IMS capabilities in Europe. The Company is in the process of determining the fair value of the assets and liabilities acquired and does not expect the acquisition to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages on our business; any statements regarding the future impact of tariffs on our business; any statements regarding potential changes in our tax liabilities; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that the Company announces material financial information to its investors using its investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. The Company uses these channels to communicate with its investors and the public about the Company, its products and services and other issues. It is possible that the information the Company posts on its investor relations website could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in the Company to review the information it posts on its investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

Our operations are managed as two businesses:

1.Integrated Manufacturing Solutions ("IMS"). Our IMS segment consists of printed circuit board assembly and test, high-level assembly and test, direct-order-fulfillment and memory from our Viking Technology division.

2.Components, Products and Services ("CPS"). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include enterprise solutions from our Viking Enterprise Solutions division; RF, optical and microelectronic; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair services.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in the first half of 2021. Our CPS business consists of multiple operating segments, which do not individually meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services”.

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. Recently, and due in part to increased worldwide demand for electronic products and components across a number of end markets, we are experiencing delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. We expect these delays and shortages to persist at least through the end of calendar 2021 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue, gross profit and net income for the periods affected, and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Our results of operations have been negatively impacted by rapidly changing market and economic conditions caused by the COVID-19 pandemic, as well as by numerous measures imposed by government authorities to try to contain the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, temporarily limited the types of products we could manufacture and the capacity of our logistics providers to deliver those products, and resulted in temporary closures of manufacturing sites and reduced staffing as mandated by government orders. Although employee infections have not yet had a significant impact on our operations, these conditions and measures require us to perform contact tracing, exclude potentially infected employees from the workplace and clean work areas used by infected employees. Recently, there has been increased COVID-19 infections in countries in which we have operations. Should employee infections become widespread, our ability to sustain production at desired levels would be significantly and negatively impacted. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the impact of the pandemic on our customers' businesses, the number of employees who may become infected or exposed to infected persons whom we would then be required to exclude from our plants, the imposition of government restrictions on staffing, the need for temporary plant closures, supply chain shortages and other interruptions, the capacity of our logistic providers, the duration of the outbreak, the distribution and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, and actions that government authorities may take. However, it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Separately, we incurred restructuring charges of approximately $29 million, consisting of severance costs, under our company-wide restructuring plan adopted in October 2019 ("Q1 FY20 Plan"). Additionally, actions under the Q1 FY20 Plan are expected to be implemented through the fourth quarter of 2021 and cash payments of severance are expected to occur through the end of calendar 2021.

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

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands)
Net sales	$1,699,677	$1,590,550	$3,454,926	$3,430,721
Gross profit	$143,098	$107,421	$284,333	$242,303
Operating income	$64,723	$24,369	$140,282	$81,550
Net income	$47,037	$4,882	$95,058	$43,227

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	April 3, 2021	March 28, 2020	Increase/(Decrease)		April 3, 2021	March 28, 2020	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$980,794	$966,642	$14,152	1.5%	$2,013,312	$2,074,189	$(60,877)	(2.9)%
Communications Networks and Cloud Infrastructure	718,883	623,908	94,975	15.2%	1,441,614	1,356,532	85,082	6.3%
Total	$1,699,677	$1,590,550	$109,127	6.9%	$3,454,926	$3,430,721	$24,205	0.7%

Net sales increased from $1.6 billion in the second quarter of 2020 to $1.7 billion in the second quarter of 2021, an increase of 6.9% and from $3.4 billion in the six months ended March 28, 2020 to $3.5 billion in the six months ended April 3, 2021, an increase of 0.7%. These increases were primarily due to a more significant impact from the Covid-19 pandemic in the second quarter of 2020 than in the second quarter of 2021.

Gross Margin

Gross margin increased to 8.4% for the second quarter of 2021 from 6.8% for the second quarter of 2020. IMS gross margin increased to 6.9% for the second quarter of 2021, from 5.8% for the second quarter of 2020 primarily due to increased operational efficiencies and cost reduction and containment efforts implemented in 2020, some of which were in response to the COVID-19 pandemic. There was a greater impact on operational efficiencies and additional costs in the second quarter of 2020 due to the COVID-19 pandemic. CPS gross margin increased to 14.2% for the second quarter of 2021, from 10.8% for the second quarter of 2020, primarily due to increased volume, operational efficiencies, favorable product mix and the factors impacting IMS gross margin as described above.

Gross margin increased to 8.2% for the six months ended April 3, 2021 from 7.1% for the six months ended March 28, 2020. IMS gross margin increased to 6.9% for the six months ended April 3, 2021, from 5.8% for the six months ended March 28, 2020 primarily due to increased operational efficiencies and the cost reduction and containment efforts described above. CPS gross margin increased to 14.2% for the six months ended April 3, 2021, from 10.8% for the six months ended March 28, 2020, primarily due to the continued benefits of certain plant closures and the factors described with respect to IMS gross margin.

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

Selling, General and Administrative

Selling, General and Administrative expenses decreased $1.1 million, from $62.3 million, or 3.9% of net sales, in the second quarter of 2020 to $61.1 million, or 3.6% of net sales, in the second quarter of 2021. The decrease in dollars was primarily due to reduced travel and certain other expenses in response to the COVID-19 pandemic.

Selling, General and Administrative expenses decreased $5.3 million, from $125.4 million, or 3.7% of net sales, in the six months ended March 28, 2020 to $120.1 million, or 3.5% of net sales, in the six months ended April 3, 2021. The decrease in dollars was primarily due to reduced headcount as a result of actions under our Q1 FY20 restructuring plan and reduced travel and certain other expenses in response to the COVID-19 pandemic.

Research and Development

Research and Development expenses decreased $0.4 million, from $5.8 million, or 0.4% of net sales, in the second quarter of 2020 to $5.4 million, or 0.3% of net sales, in the second quarter of 2021.

Research and Development expenses decreased $0.8 million, from $11.0 million, or 0.3% of net sales, in the six months ended March 28, 2020 to $10.2 million, or 0.3% of net sales, in the six months ended April 3, 2021.

Restructuring and Other

Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands)
Severance costs (approximately 790 and 830 employees for the three and six months ended April 3, 2021, respectively and 300 and 1,750 employees for the three and six months ended March 28, 2020, respectively)	$10,656	$4,725	$11,492	$11,453
Other exit costs	9	44	9	52
Total - Q1 FY20 Plan	10,665	4,769	11,501	11,505
Costs incurred for other plans	1,215	3,587	2,283	6,011
Total - all plans	$11,880	$8,356	$13,784	$17,516
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). Under the Q1 FY20 Plan, we expect to incur restructuring charges of up to $35 million, consisting primarily of cash severance costs. As of April 3, 2021, we incurred restructuring charges of approximately $29 million, consisting of severance costs, under the Q1 FY20 Plan. Additional actions under the Q1 FY20 Plan are expected to be implemented through the fourth quarter of 2021 and cash payments of severance are expected to occur through the end of calendar year 2021.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans

Our IMS segment incurred costs of $9 million for each of the six months ended April 3, 2021 and March 28, 2020. Our CPS segment incurred costs of $4 million and $6 million for the six months ended April 3, 2021 and March 28, 2020, respectively. In addition, $0.6 million and $3 million of costs were incurred during the three months ended April 3, 2021 and March 28, 2020, respectively, for corporate headcount reductions that were not allocated to our IMS and CPS segments. We had accrued liabilities of $16 million and $9 million as of April 3, 2021 and October 3, 2020, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

In addition to costs expected to be incurred under the Q1 FY20 Plan, we expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Other
During the second quarter of 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 pandemic. This commodity price decline negatively impacted the projected cash flows of our oil and gas reporting unit, which is part of our CPS operating segment. Therefore, we performed a goodwill impairment test for this particular reporting unit and concluded that the fair value of the reporting unit was below its carrying value, resulting in an impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended April 3, 2021, was an income of $6 million and $8 million, respectively. Other income (expense), net for the three and six months ended March 28, 2020, was an expense of $8 million and $6 million, respectively. The changes in the above comparative periods were primarily due to a significant decline in the market value of participant investment accounts in our deferred compensation plan in the second quarter of 2020 that was caused by the COVID-19 pandemic. In addition, the Company received settlement payments in connection with certain anti-trust class action matters during the second quarter of 2021 of approximately $5 million.

Provision for Income Taxes

Our provision for income taxes for the three months ended April 3, 2021 and March 28, 2020 was $19 million (29% of income before taxes) and $6 million (56% of income before taxes), respectively and $44 million (32% of income before taxes) and $21 million (32% of income before taxes) for the six months ended April 3, 2021 and March 28, 2020, respectively. Income tax expense for the three and six months ended April 3, 2021 increased, primarily as a result of an increase in income before tax and a change in the geographic mix of income before tax. The effective tax rate for the three months ended March 28, 2020 was negatively impacted by the COVID-19 global pandemic, resulting in reduced income and unfavorable jurisdictional mix.

It is reasonably possible that our liability for uncertain tax positions could decrease materially during the quarter ending July 3, 2021 based upon the resolution of audits and expiration of statutes of limitations, which would result in a decrease in income tax expense at that time.

Liquidity and Capital Resources

	Six Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$142,900	$156,899
Investing activities	(25,540)	(44,456)
Financing activities	(22,350)	548,153
Effect of exchange rate changes on cash and cash equivalents	(360)	(752)
Increase (Decrease) in cash and cash equivalents	$94,650	$659,844

Key Working Capital Management Measures

	As of
	April 3, 2021	October 3, 2020
Days sales outstanding (1)	59	54
Contract asset days (2)	18	20
Inventory turns (3)	7.8	7.3
Days inventory on hand (4)	47	50
Accounts payable days (5)	66	70
Cash cycle days (6)	58	54

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

Cash and cash equivalents were $575 million at April 3, 2021 and $481 million at October 3, 2020. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was $1.4 billion and $1.3 billion as of April 3, 2021 and October 3, 2020, respectively.

Net cash provided by operating activities was $143 million and $157 million for the six months ended April 3, 2021 and March 28, 2020, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes, impairments and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended April 3, 2021, we generated $181 million of cash primarily from earnings, excluding non-cash items, and consumed $38 million of cash due primarily to a decrease in accounts payable and an increase in accounts receivable, partially offset by decreases in contract assets and inventories. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The decreases noted above were primarily due to decreased business volume and, in the case of inventories, continued focus on inventory reduction initiatives. The decrease in accounts payable was attributable to reduced business volume and a decrease in DPO from 70 days as of October 3, 2020 to 66 days as of April 3, 2021 resulting from an unfavorable shift in the linearity of material receipts and an unfavorable supplier payment terms mix. The increase in accounts receivable is primarily attributable to less factoring of accounts receivable and an unfavorable shift in the linearity of shipments, both of which caused DSO to increase from 54 days as of October 3, 2020 to 59 days as of April 3, 2021.

Net cash used in investing activities was $26 million and $44 million for the six months ended April 3, 2021 and March 28, 2020, respectively. During the six months ended April 3, 2021 and March 28, 2020, we used $26 million and $44 million, respectively, of cash for capital expenditures.

Net cash (used in) and provided by financing activities was $(22) million and $548 million for the six months ended April 3, 2021 and March 28, 2020, respectively. During the six months ended April 3, 2021, we used $15 million of cash to repurchase common stock (including $6 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $9 million of long-term debt and received $2 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the six months ended March 28, 2020, we borrowed $650 million of cash under our Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver"), used $82 million of cash to repurchase common stock (including $12 million related to employee tax withholdings on vested restricted stock units), repaid an aggregate of $25 million of long-term debt and received $5 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases depends upon capital needs to support the growth of our business, market conditions and other factors. We repurchased 0.4 million and 2.7 million shares of our common stock for $9 million and $70 million during the six months ended April 3, 2021 and March 28, 2020, respectively. There were no repurchases during the three months ended April 3, 2021. As of April 3, 2021, $125 million remains available under the stock repurchase program authorized by the Board of Directors, which does not have an expiration date. Although stock repurchases are intended to increase stockholder value and to offset the dilution that results from the issuance of shares under our equity plans, repurchases of shares also reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors.

We entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of April 3, 2021, a maximum of $554 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the six months ended April 3, 2021 and March 28, 2020, we sold approximately $371 million and $1.1 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of April 3,

2021 and October 3, 2020, $27 million and $97 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of April 3, 2021 and October 3, 2020, $22 million and $39 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of April 3, 2021 and October 3, 2020. The aggregate effective interest rate under these swaps as of April 3, 2021 was approximately 4.3%. As of April 3, 2021, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $22 million as of April 3, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of April 3, 2021, we had accrued liabilities of $38 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of April 3, 2021, we had a liability of $122 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur. It is reasonably possible that our liability for uncertain tax positions could decrease materially during the quarter ending July 3, 2021 based upon the resolution of audits and expiration of statutes of limitations.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $143 million of cash from operations in the second quarter of 2021. Our primary sources of liquidity as of April 3, 2021 consisted of (1) cash and cash equivalents of $575 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $69 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs, if accepted by the counterparties to such programs; and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by an additional $200 million.

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

As of April 3, 2021, 45% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of April 3, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan of $342 million under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of April 3, 2021, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. Accordingly, these forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the condensed consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of April 3, 2021, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $399 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $110 million as of April 3, 2021.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that occurred during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 3, 2021, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeals remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial commenced on April 12, 2021. The Company is contesting the plaintiff’s claims vigorously.

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint seeks certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before the filing of the initial complaint to the time of trial. Additionally, on November 1, 2019, another contractor retained through a temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court. The complaint, which includes a single cause of action under California’s Private Attorneys General Act of 2004 (“PAGA”), alleges Labor Code violations substantially similar to those alleged in the October 2018 class action lawsuit and seeks penalties on behalf of the State of California and other “aggrieved employees” (defined to be current and former hourly, non-exempt employees employed by the Company between August 22, 2018 and the present). Although the Company continues to deny any wrongdoing, on November 19, 2020, the Company reached an agreement in principle to resolve all claims (the “Settlement”). Under the Settlement, which remains subject to court approval, the Company’s total payout will depend on the number and value of claims submitted by members of the settlement class to the claims administrator, and cannot exceed $5 million (but could be as low as approximately $3.5 million), inclusive of plaintiffs’ attorneys’ fees, costs, and certain other items. On December 3, 2020, in connection with and in order to effect the Settlement, plaintiffs dismissed the PAGA complaint pending in Santa Clara County Superior Court and refiled it as a class and PAGA action in Kern County Superior Court. Similarly, on April 3, 2021, the class action complaint originally filed in the Santa Clara County Superior Court was dismissed without prejudice.

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

Our global operations expose us to the effects of the COVID-19 pandemic, which has impacted economic activity worldwide for over one year. In particular, the pandemic:

•Resulted in the temporary closure of certain of our facilities;
•Reduced the amount of staffing we are permitted to maintain at certain of our plants;
•Required us in some cases to pay staff who are not able to work due to government orders or illness;
•Limited the capacity of logistics providers to deliver components for and the products we manufacture;
•Reduced demand for certain of our customers’ products;
•Temporarily prevented us from building certain products not deemed as essential under certain local, state and national public health orders; and
•Resulted in interruptions of supply of components, either because our suppliers have themselves been prevented from operating or because major distribution channels (e.g., sea transport) have been disrupted by the pandemic.

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

More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which has affected and could continue to affect demand for our products and services and impact our results and financial condition even after the pandemic is contained. In particular, the pandemic also resulted in certain of our customers and suppliers experiencing financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations to us in the future. Although we have not experienced any significant increase in customer defaults as a result of the pandemic to date, the risk of such defaults will increase if pandemic conditions continue indefinitely or if commercial and social restrictions originally put in place in response to them by local, state and national governments increase or are reinstated. Recently, there have been increased COVID-19 infections in countries in which we have operations. For example, a resurgence of infections in India has resulted in new restrictions on activities in a number of regions of such country.

We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the impact of the pandemic on our customers’ businesses, the number of our employees who may become infected or exposed to infected persons whom we would then be required to temporarily exclude from our plants, the imposition of government restrictions on staffing and the types of products we are permitted to build, the need for temporary plant closures, supply chain shortages and other interruptions, the capacity of our logistics providers, the duration of the outbreak, the distribution and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, and actions that government authorities may take. However, we believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

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

We operate in countries that have experienced labor unrest, political instability or conflict and strife, including China, India, Israel, Malaysia, Mexico and Thailand, and we have experienced work stoppages and similar disruptions at our plants in these countries. To the extent such developments prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

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

Our business is currently being impacted by supply chain shortages and our supply chain is subject to a number of economic, regulatory and environmental risks that could increase our costs or cause us to delay shipments to customers, reducing our revenue and margins and increasing our inventory.

Our supply chain is subject to a number of risks and uncertainties. For example, we are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. Recently, and due in part to increased worldwide demand for electronic products and components across a number of end markets, we are experiencing delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. We expect these delays and shortages to persist at least through the end of calendar 2021 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow. These delays and shortages could be further exacerbated by shipping delays resulting from a general improvement in worldwide economic conditions that is driving increased demand for shipping and logistics services generally.

Our components are manufactured using a number of commodities, including petroleum, gold, copper and other metals that are subject to frequent and unpredictable changes in price due to worldwide demand, investor interest and economic conditions. We do not hedge against the risk of these fluctuations, but rather attempt to adjust our product pricing to reflect such changes. Recently, significant increases in commodities prices have occurred and, should we not be able to increase our product prices enough to offset these increased costs, our gross margins and profitability could decrease, perhaps significantly.

Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions and there is increased stockholder interest in corporate sustainability initiatives. Collectively, such initiatives could lead to an increase in the price of energy over time. A sustained increase in energy prices for any reason could increase our raw material, components, operations and transportation costs, which we may not be able to pass on to our customers and which would therefore reduce our profitability. We could also suffer reputational damage if our sustainability practices are not perceived to be adequate. Finally, government regulations, such as the Dodd-Frank Act disclosure requirements relating to conflict minerals, and customer interest in responsible sourcing could decrease the availability and increase the prices of components used in our customers' products. We may not be able to increase our product prices enough to offset these increased costs, in which case our profitability would be reduced.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations (ITAR), the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department (OFAC). We must also comply with the regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional personnel, systems and personnel and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities and, from time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Should Sanmina be found to have violated one or more of such laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

If we manufacture or design defective products, if there are manufacturing defects in the components we incorporate into customer products or if our manufacturing processes do not comply with applicable statutory and regulatory requirements and standards, we could be subject to claims, damages and fines and lose customers.

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements and standards. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, must comply with standards established by the U.S. Food and Drug Administration and products we manufacture for the automotive end market are generally subject to the IATF 16949:2016 standard. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements and standards. Finally, customer products can experience quality problems or failures as a result of defects in the components they specify to be included in the products we manufacture for them. Defects in the products we design or manufacture, even if caused by components specified by the customer, may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements and standards may subject us to legal fines or penalties, cause us to lose business and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us. The magnitude of such claims may increase as we continue to expand our presence in the medical and automotive end markets since defects in these types of products can result in death or significant injury to end users of these products. Even when our customers are contractually responsible for defects in the design of a product and defects in components used in the manufacture of such products, there is no guarantee that these customers will have the financial resources to indemnify us for such liabilities and we could nonetheless be required to expend significant resources to defend ourselves if named in a product liability suit over such defects. Additionally, insolvency of our customers may result in us being held ultimately liable for our customers’ design defects, which could significantly reduce our net income.

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

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations; there are inherent limitations to our system of internal controls; changes in corporate governance policies and practices may impact our business.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. Increasing regulatory burdens and corporate governance requirements could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our Audit Committee, and qualified executive officers.

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

Our Amended Cash Flow Revolver contains a maximum leverage and minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period, and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. Such facility also contains customary events of default, including that a material business interruption or cessation has not occurred. Finally, such facility includes covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured, all of our outstanding debt would become immediately due and payable and the incurrence of additional debt under our revolving credit facility would not be allowed, either of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

We conduct a significant portion of our activities, including manufacturing, administration and information technology management in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods, tsunamis and epidemics or pandemics, such as the COVID-19 pandemic. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue.

Risks Of Investing In Our Stock

The market price of our common stock is volatile and is impacted by factors other than our financial performance.

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. Recent stock market fluctuations related to the current COVID-19 pandemic have been particularly significant. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, suppliers, competitors or other events affecting companies in the electronics industry, such as component shortages, currency fluctuations, the impact of natural disasters and global events, such as the current COVID-19 pandemic, general market fluctuations and macroeconomic conditions, any of which may cause the market price of our common stock to fluctuate widely.

Item 6. Exhibits

Exhibit Number	Description

10.29*	2019 Equity Incentive Plan, as amended (filed herewith).

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

________________________

*     Compensatory plan or arrangement in which an executive officer or director participates.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2021

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2021