Form 10-Q
period 2021-07-03
SANMINA CORP
filed 2021-08-04
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021
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

As of July 28, 2021, there were 65,094,924 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 3, 2021	October 3, 2020
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$623,844	$480,526
Accounts receivable, net of allowances of approximately $8 million as of July 3, 2021 and October 3, 2020	1,153,813	1,043,334
Contract assets	345,096	396,583
Inventories	892,633	861,281
Prepaid expenses and other current assets	50,446	37,718
Total current assets	3,065,832	2,819,442
Property, plant and equipment, net	550,038	559,242
Deferred tax assets	241,069	273,470
Other	145,651	120,502
Total assets	$4,002,590	$3,772,656
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,296,005	$1,210,049
Accrued liabilities	149,236	171,761
Accrued payroll and related benefits	123,365	122,029
Short-term debt, including current portion of long-term debt	18,750	18,750
Total current liabilities	1,587,356	1,522,589
Long-term liabilities:
Long-term debt	315,987	329,249
Other	260,132	290,902
Total long-term liabilities	576,119	620,151
Contingencies (Note 7)
Stockholders' equity	1,839,115	1,629,916
Total liabilities and stockholders' equity	$4,002,590	$3,772,656

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,657,741	$1,654,691	$5,112,667	$5,085,412
Cost of sales	1,521,151	1,523,218	4,691,744	4,711,636
Gross profit	136,590	131,473	420,923	373,776

Operating expenses:
Selling, general and administrative	57,438	59,314	177,547	184,722
Research and development	5,269	5,181	15,427	16,148
Restructuring and other	(382)	2,875	13,402	27,253
Total operating expenses	62,325	67,370	206,376	228,123

Operating income	74,265	64,103	214,547	145,653

Interest income	217	764	691	1,492
Interest expense	(4,823)	(8,460)	(14,657)	(20,377)
Other income (expense), net	29,258	3,200	37,268	(3,142)
Interest and other, net	24,652	(4,496)	23,302	(22,027)

Income before income taxes	98,917	59,607	237,849	123,626
Provision for (benefit from) income taxes	(18,458)	14,727	25,416	35,519
Net income	$117,375	$44,880	$212,433	$88,107

Net income per share:
Basic	$1.79	$0.66	$3.25	$1.26
Diluted	$1.74	$0.64	$3.17	$1.23

Weighted average shares used in computing per share amounts:
Basic	65,427	68,216	65,306	69,657
Diluted	67,352	69,645	67,055	71,504

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(Unaudited)
	(In thousands)
Net income	$117,375	$44,880	$212,433	$88,107
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(8,132)	1,199	(8,054)	(971)
Derivative financial instruments:
Change in net unrealized amount	1,294	(624)	4,941	(5,550)
Amount reclassified into net income	243	1,002	1,272	1,345
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(213)	(619)	(258)	(391)
Amortization of actuarial losses and transition costs	424	332	1,390	978
Total other comprehensive income (loss)	(6,384)	1,290	(709)	(4,589)
Comprehensive income	$110,991	$46,170	$211,724	$83,518

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,321,042	$6,287,370	$6,301,537	$6,267,509
Issuances under stock plans	681	276	2,754	5,448
Stock-based compensation expense	8,715	7,354	26,147	22,043
Balance, end of period	6,330,438	6,295,000	6,330,438	6,295,000
Treasury Stock
Balance, beginning of period	(998,190)	(886,151)	(983,143)	(804,118)
Repurchases of treasury stock	(16,379)	(18,067)	(31,426)	(100,100)
Balance, end of period	(1,014,569)	(904,218)	(1,014,569)	(904,218)
Accumulated Other Comprehensive Income
Balance, beginning of period	40,561	36,380	34,886	42,259
Other comprehensive income (loss)	(6,384)	1,290	(709)	(4,589)
Balance, end of period	34,177	37,670	34,177	37,670
Accumulated Deficit
Balance, beginning of period	(3,628,306)	(3,819,850)	(3,723,364)	(3,863,077)
Net income	117,375	44,880	212,433	88,107
Balance, end of period	(3,510,931)	(3,774,970)	(3,510,931)	(3,774,970)
Total stockholders' equity	$1,839,115	$1,653,482	$1,839,115	$1,653,482

Common Stock Shares Outstanding
Number of shares, beginning of period	108,281	107,126	107,629	105,551
Issuances under stock plans	397	228	1,049	1,803
Number of shares, end of period	108,678	107,354	108,678	107,354
Treasury Shares
Number of shares, beginning of period	(43,192)	(38,924)	(42,630)	(35,831)
Repurchases of treasury stock	(401)	(689)	(963)	(3,782)
Number of shares, end of period	(43,593)	(39,613)	(43,593)	(39,613)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 3, 2021	June 27, 2020
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$212,433	$88,107
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	82,204	85,663
Stock-based compensation expense	26,147	22,043
Deferred income taxes	32,142	9,852
Goodwill and other asset impairments	—	8,409
Gain on sale of intellectual property	(15,000)	—
Gain on liquidation of foreign entity	(8,263)	—
Other, net	(633)	846
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(108,277)	84,259
Contract assets	51,487	15,051
Inventories	(22,606)	16,658
Prepaid expenses and other assets	(3,574)	6,167
Accounts payable	61,524	(62,779)
Accrued liabilities	(60,963)	(53,610)
Cash provided by operating activities	246,621	220,666

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net of proceeds from asset sales	(42,722)	(53,897)
Purchases of investments	(1,705)	(30,000)
Proceeds from sale of intellectual property	5,000	—
Cash paid for business acquisition, net of cash acquired	(21,408)	—
Cash used in investing activities	(60,835)	(83,897)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(14,064)	(29,674)
Proceeds from revolving credit facility borrowings	399,600	1,909,000
Repayments of revolving credit facility borrowings	(399,600)	(1,259,000)
Net proceeds from stock issuances	2,754	5,448
Repurchases of common stock	(31,426)	(100,100)
Cash provided by (used in) financing activities	(42,736)	525,674

Effect of exchange rate changes	268	33
Increase in cash and cash equivalents	143,318	662,476
Cash and cash equivalents at beginning of period	480,526	454,741
Cash and cash equivalents at end of period	$623,844	$1,117,217

Cash paid during the period for:
Interest, net of capitalized interest	$4,502	$14,305
Income taxes, net of refunds	$24,462	$18,902
Unpaid purchases of property, plant and equipment at the end of period	$26,499	$10,578

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

Results of operations for the third quarter of 2021 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. These expedients and exceptions are effective for the Company as of March 12, 2020 through December 31, 2022. The Company has not yet applied any of the expedients and exceptions and is currently evaluating the impact of the provisions of this ASU.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with nine other operating segments and reported under Components, Products and Services ("CPS") for segment reporting purposes. During the nine months ended July 3, 2021, CPS revenue and gross profit was $957 million and $130 million, respectively.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Segments:
IMS	$1,338,091	$1,347,537	$4,155,272	$4,182,503
CPS	319,650	307,154	957,395	902,909
Total	$1,657,741	$1,654,691	$5,112,667	$5,085,412

End Markets:
Industrial, Medical, Automotive and Defense	$957,095	$937,876	$2,970,407	$3,012,065
Communications Networks and Cloud Infrastructure	700,646	716,815	2,142,260	2,073,347
Total	1,657,741	$1,654,691	$5,112,667	$5,085,412

Geography:
Americas (1)	$774,483	$815,044	$2,409,947	$2,538,673
EMEA	277,360	207,060	808,819	724,815
APAC	605,898	632,587	1,893,901	1,821,924
Total	$1,657,741	$1,654,691	$5,112,667	$5,085,412
(1) Mexico represents approximately 60% of Americas revenue and the U.S. represents approximately 35%.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of July 3, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $46 million and $40 million as of July 3, 2021 and October 3, 2020, respectively. Defined benefit plan assets were $39 million as of October 3, 2020 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of July 3, 2021 or October 3, 2020. Interest rate swaps had a negative value of $21 million and $29 million as of July 3, 2021 and October 3, 2020, respectively.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of  July 3, 2021 or October 3, 2020.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets, such as goodwill and other long-lived assets are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded. During the second quarter of 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 global pandemic. This commodity price decline resulted in a negative impact to the projected cash flows of the Company’s oil and gas reporting unit that is part of the Company's CPS operating segment and therefore the Company performed a goodwill impairment test for this particular reporting unit. The Company concluded that the fair value of the reporting unit was below its carrying value, resulting in a goodwill impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. The Company also recorded an impairment charge of $2 million in the second quarter of 2020 for certain long-lived assets. These impairment charges are included in "Restructuring and Other" on the condensed consolidated statements of income.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	July 3, 2021	October 3, 2020
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$113,912	$113,300
Number of contracts	48	48
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$357,477	$352,062
Number of contracts	44	45

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of July 3, 2021 and October 3, 2020. The aggregate effective interest rate of these swaps as of July 3, 2021 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $21 million as of July 3, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	July 3, 2021	October 3, 2020
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	$334,737	$347,999
Less: Current portion of Term Loan	18,750	18,750
Long-term debt	$315,987	$329,249

Term Loan maturities as of July 3, 2021 by fiscal year are as follows:

(In Thousands)
Remainder of 2021	$4,688
2022	18,750
2023	14,062
2024	300,000
$337,500

As of July 3, 2021, there were no borrowings and $8 million of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver").

As of July 3, 2021, certain foreign subsidiaries of the Company had a total of $69 million of short-term borrowing facilities available, under which no borrowings were outstanding.

Debt covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of July 3, 2021.

Note 5. Leases

The Company's leases consist primarily of operating leases for buildings and land and have initial lease terms of up to 44 years. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company's initial lease liability and corresponding ROU asset only if it is reasonably certain that the Company will exercise such options. Leases with lease terms of twelve months or less are not recorded on the Company's balance sheet.

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet are as follows:

	As of
	July 3, 2021	October 3, 2020
	(In thousands)
Other assets (1)	$54,881	$52,552

Accrued liabilities	17,344	16,659
Other long-term liabilities	39,700	37,015
Total lease liabilities	$57,044	$53,674

Weighted average remaining lease term (in years)	6.51	6.88
Weighted average discount rate	2.8%	3.1%

(1)    Net of accumulated amortization of $22 million and $16 million as of July 3, 2021 and October 3, 2020, respectively.

Cash paid for operating lease liabilities was $15 million and $14 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. Operating lease expense, which includes an immaterial amount for short-term leases, variable lease costs and sublease income, was $5 million and $16 million for the three and nine months ended July 3, 2021, respectively, and $5 million and $13 million for the three and nine months ended June 27, 2020, respectively.

Future lease payments under non-cancelable operating leases as of July 3, 2021, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2021	$4,832
2022	17,956
2023	11,632
2024	7,396
2025	5,642
2026	3,957
Thereafter	11,418
Total lease payments	62,833
Less: imputed interest	5,789
Total	$57,044

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended July 3, 2021 and June 27, 2020, the Company sold approximately $406 million and $1.4 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of July 3, 2021 and October 3, 2020, $15 million and $97 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. There were no outstanding remittances as of July 3, 2021 and $39 million had been collected but not yet remitted as of October 3, 2020. The unremitted amount was included in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of July 3, 2021 and October 3, 2020, the Company had reserves of $37 million for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of July 3, 2021, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of July 3, 2021. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial against the Company and several other defendants commenced on April 12, 2021 and remains ongoing. The Company is contesting the plaintiff’s claims vigorously.

Other Matters

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint sought certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before the filing of the initial complaint to the time of trial. Additionally, on November 1, 2019, another contractor retained through a temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court. The complaint, which included a single cause of action under California’s Private Attorneys General Act of 2004 ("PAGA"), alleged Labor Code violations substantially similar to those alleged in the October 2018 class action lawsuit and sought penalties on behalf of the State of California and other “aggrieved employees”. Although the Company continues to deny any wrongdoing, on November 19, 2020, the Company reached an agreement in principle to resolve all claims (the “Settlement”). Under the Settlement, the Company’s total payout will depend on the number and value of claims submitted by members of the settlement class to the claims administrator, and cannot exceed $5 million (but could be as low as approximately $3.5 million), inclusive of plaintiffs’ attorneys’ fees, costs, and certain other items. On December 3, 2020, in connection with and in order to effect the Settlement, plaintiffs dismissed the PAGA complaint pending in Santa Clara County Superior Court and refiled it as a class and PAGA action in Kern County Superior Court (the "Samaniego Class Action"). Similarly, on April 3, 2021, the class action complaint originally filed in the Santa Clara County Superior Court was dismissed without prejudice. On July 16, 2021, the Kern County Superior Court preliminarily approved the Settlement; a final Settlement approval hearing will take place on October 27, 2021.

On June 2, 2021, an employee who worked at the Company’s Fremont plant from October 2020 to February 2021 filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated non-exempt employees in California (the “Espinoza Class Action”). The Espinoza Class Action, which alleges violations of California Labor Code provisions governing meal and rest periods, final wages, and wage statements, seeks certification of a class of all non-exempt employees employed from four years before the filing of the initial complaint to the time of trial. The Company believes that the claims made in this case are substantially subsumed by the Settlement in the Samaniego Class Action and, in any case, intends to contest the plaintiff’s claims vigorously.

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract, and gross negligence/willful misconduct, alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (the “Dialight MSA”), and then breached its obligations contained in the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks an unspecified amount of compensatory and punitive damages. The Company continues to vigorously prosecute its claim against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and intends to defend against them vigorously.

For each of the matters noted above, with the exception of the Samaniego Class Action described above, the Company is unable to reasonably estimate a range of possible loss at this time.

Note 8. Restructuring

The following table is a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Severance costs	$(1,618)	$1,430	$9,874	$12,882
Other exit costs (recognized as incurred)	989	17	998	69
Total - Q1 FY20 Plan	(629)	1,447	10,872	12,951
Costs incurred for other plans	247	1,366	2,530	7,377
Total - all plans	$(382)	$2,813	$13,402	$20,328

Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). During the three months ended July 3, 2021, the Company revised its estimate of the amount of severance to be paid under the Q1 FY20 Plan to reflect voluntary attrition, differences between estimated and actual amounts paid during the quarter and other factors. As of July 3, 2021, the Company had incurred restructuring charges of approximately $29 million, consisting primarily of severance costs, under the Q1 FY20 Plan. Cash payments of severance are expected to occur through the end of calendar 2021.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.

All Plans
The Company’s Integrated Manufacturing Solutions ("IMS") segment incurred costs of $9 million and $10 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. The Company’s CPS segment incurred costs of $4 million and $8 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. In addition, $1 million and $2 million of costs were incurred during the nine months ended July 3, 2021 and June 27, 2020, respectively, for corporate headcount reductions that were not allocated to the Company's IMS and CPS segments. The Company had accrued liabilities of $9 million as of July 3, 2021 and October 3, 2020 for restructuring costs (exclusive of long-term environmental remediation liabilities).

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

The Company's provision for (benefit from) income taxes for the three months ended July 3, 2021 and June 27, 2020 was $(18) million ((19)% of income before taxes) and $15 million (25% of income before taxes), respectively. The income tax benefit for the three months ended July 3, 2021 included the recognition of a $43 million tax benefit that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

The Company's provision for income taxes for the nine months ended July 3, 2021 and June 27, 2020 was $25 million (11% of income before taxes) and $36 million (29% of income before taxes), respectively. Income tax expense for the nine months ended July 3, 2021 decreased primarily due to the recognition of the $43 million tax benefit resulting from the release of certain foreign tax reserves.

Note 10. Stockholder's Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	July 3, 2021	October 3, 2020
	(In thousands)
Foreign currency translation adjustments	$77,289	$85,343
Unrealized holding losses on derivative financial instruments	(15,989)	(22,202)
Unrecognized net actuarial losses and transition costs for benefit plans	(27,123)	(28,255)
Total	$34,177	$34,886

During the three months ended July 3, 2021, a foreign entity of the Company was substantially liquidated and the Company reclassified $8 million of cumulative translation adjustments associated with this entity from accumulated other comprehensive income to other income (expense), net in the condensed consolidated statements of income. There were no other significant reclassifications from accumulated other comprehensive income to the condensed consolidated statements of income for any period presented.

Unrealized holding losses on derivative financial instruments includes losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of July 3, 2021 and October 3, 2020. The aggregate effective interest rate of these swaps as of July 3, 2021 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $21 million as of July 3, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Stock Repurchase Program

During the nine months ended July 3, 2021 and June 27, 2020, the Company repurchased 0.7 million and 3.4 million shares of its common stock for $22 million and $88 million, respectively, under a stock repurchase program authorized by the Board of Directors. As of July 3, 2021, an aggregate of $113 million remains available under such repurchase program, which has no expiration date.

In addition to the repurchases discussed above, the Company withheld 0.3 million and 0.4 million shares of its common stock during the nine months ended July 3, 2021 and June 27, 2020, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $10 million and $12 million, respectively, to applicable tax authorities in connection with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Gross sales:
IMS	$1,347,189	$1,353,928	$4,179,226	$4,208,708
CPS	345,137	330,765	1,025,625	983,449
Intersegment revenue	(34,585)	(30,002)	(92,184)	(106,745)
Net sales	$1,657,741	$1,654,691	$5,112,667	$5,085,412

Gross profit:
IMS	$102,068	$94,451	$303,664	$271,078
CPS	38,518	40,124	129,557	111,294
Total	140,586	134,575	433,221	382,372
Unallocated items (1)	(3,996)	(3,102)	(12,298)	(8,596)
Total	$136,590	$131,473	$420,923	$373,776

(1)    For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and litigation settlements.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Net sales:
Americas (1)	$774,483	$815,044	$2,409,947	$2,538,673
EMEA	277,360	207,060	808,819	724,815
APAC	605,898	632,587	1,893,901	1,821,924
Total	$1,657,741	$1,654,691	$5,112,667	$5,085,412

(1)    Mexico represents approximately 60% of Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	51%	57%	54%	55%
Number of customers representing 10% or more of net sales	1	1	1	1

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands, except per share data)
Numerator:
Net income	$117,375	$44,880	$212,433	$88,107

Denominator:
Weighted average common shares outstanding	65,427	68,216	65,306	69,657
Effect of dilutive stock options and restricted stock units	1,925	1,429	1,749	1,847
Denominator for diluted earnings per share	67,352	69,645	67,055	71,504

Net income per share:
Basic	$1.79	$0.66	$3.25	$1.26
Diluted	$1.74	$0.64	$3.17	$1.23

Note 13. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Stock options	$—	$—	$—	$(1,145)
Restricted stock units, including performance based awards	8,715	7,354	26,147	23,188
Total	$8,715	$7,354	$26,147	$22,043

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Cost of sales	$3,712	$2,772	$10,762	$8,266
Selling, general and administrative	4,913	4,496	15,109	13,548
Research and development	90	86	276	229
Total	$8,715	$7,354	$26,147	$22,043

During the second quarter of 2021, the Company's stockholders approved the reservation of an additional 1.4 million shares of common stock for future issuance under the Company's 2019 Incentive Plan. As of July 3, 2021, an aggregate of 7.6 million shares were authorized for future issuance under the Company's stock plans, of which 3.8 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.8 million shares of common stock were available for future grant.

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

Activity with respect to the Company's restricted stock awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2020	2,568	29.67	1.23	71,571
Granted	1,512	34.22
Vested/Forfeited/Cancelled	(1,083)	29.14
Outstanding as of July 3, 2021	2,997	32.17	1.45	116,809
Expected to vest as of July 3, 2021	2,605	32.04	1.40	101,549

As of July 3, 2021, unrecognized compensation expense of $55 million is expected to be recognized over a weighted average period of 1.4 years.

Note 14. Acquisition

On April 6, 2021, the Company purchased all outstanding stock of a European subsidiary of a multinational company. This acquisition is expected to increase the Company's IMS capabilities in Europe. The Company also entered into a master supply agreement with the seller in connection with this acquisition. Total consideration paid for this acquisition was $38 million of cash, of which $29 million was paid upon closing and $9 million is due in April 2023. The acquiree had $8 million of cash as of the acquisition date, resulting in a net cash outlay upon closing of $21 million. The pro-forma effect of the acquisition, as if it had occurred at the beginning of the year, was not material to the consolidated financial statements. The acquisition will be reported in the Company's IMS reportable segment.

The Company's allocation of the purchase price was based on management's estimate of the acquisition-date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed.

The following represents the allocation of the purchase price to the acquired assets and liabilities assumed.

(In thousands)
Current assets, including cash acquired of $8.1 million	$18,696
Noncurrent assets, including identifiable intangible assets of $4.4 million and goodwill of $8.5 million	30,711
Current liabilities	(10,671)
Noncurrent liabilities	(152)
Total net assets acquired	$38,584

Goodwill reflects the expectation that the acquisition will enable the Company to increase its IMS capabilities in Europe. Goodwill and identifiable intangible assets are recorded in other non-current assets on the condensed consolidated balance sheets. Identifiable intangible assets are being amortized over four years.

Note 15. Other Income (Expense), net

During three months ended July 3, 2021, the Company sold intellectual property for $15 million, of which $5 million was received in cash and $10 million is due in three installments, with the last installment due August 31, 2022. The sale of intellectual property is included in other income (expense), net in the condensed consolidated statements of income.

During the three months ended July 3, 2021, a foreign entity of the Company was substantially liquidated and the Company reclassified $8 million of cumulative translation adjustments associated with this entity from accumulated other comprehensive income to other income (expense), net in the condensed consolidated statements of income. There were no other significant reclassifications from accumulated other comprehensive income to the condensed consolidated statements of income for any period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and changes in component pricing on our business; any statements regarding the future impact of tariffs on our business; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that the Company announces material financial information to its investors using its investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. The Company uses these channels to communicate with its investors and the public about the Company, its products and services and other issues. It is possible that the information the Company posts on its investor relations website could be deemed to be material information. Therefore, the Company encourages investors, the media, and others interested in the Company to review the information it posts on its investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in the first nine months of 2021. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services”.

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

We are dependent on certain suppliers, including limited and sole source suppliers, to provide key components we incorporate into our products. Recently, and due in part to increased worldwide demand for electronic products and components across a number of end markets, we are experiencing delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. We expect these delays and shortages to persist at least through the end of calendar 2021 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue, gross profit and net income for the periods affected, and would also result in an increase in our inventory of other components, which would reduce our operating cash flow. In addition, recent inflationary pressures may lead to sustained increases in the prices we pay for components, which may require us to attempt to adjust our product pricing to reflect such changes. Any failure to adjust our pricing in response to inflationary changes would decrease our gross margins and profitability.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Our results of operations have been negatively impacted by rapidly changing market and economic conditions caused by the COVID-19 pandemic, as well as by numerous measures imposed by government authorities to try to contain the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, temporarily limited the types of products we could manufacture and the capacity of our logistics providers to deliver those products, and resulted in temporary closures of manufacturing sites and reduced staffing as mandated by government orders. Although employee infections have not yet had a significant impact on our operations, these conditions and measures require us to perform contact tracing, exclude potentially infected employees from the workplace and clean work areas used by infected employees. Recently, there has been increased COVID-19 infections in countries in which we have operations. Should employee infections become widespread, our ability to sustain production at desired levels would be significantly and negatively impacted. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the impact of the pandemic on our customers' businesses, the number of employees who may become infected or exposed to infected persons whom we would then be required to exclude from our plants, the imposition of government restrictions on staffing, the need for temporary plant closures, supply chain shortages and other disruptions to our business and operations, the capacity of our logistic providers, the duration of the outbreak, the distribution and availability of COVID-19 vaccines, and the number of vaccinated people, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, and actions that government authorities may take. However, it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Separately, we have incurred restructuring charges of approximately $29 million, consisting primarily of severance costs, under our company-wide restructuring plan adopted in October 2019 ("Q1 FY20 Plan"). Additionally, actions under the Q1 FY20 Plan are expected to be implemented through the fourth quarter of 2021 and cash payments of severance are expected to occur through the end of calendar 2021.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 55% of our net sales. One customer represented 10% or more of our net sales for each period presented.

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

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Net sales	$1,657,741	$1,654,691	$5,112,667	$5,085,412
Gross profit	$136,590	$131,473	$420,923	$373,776
Operating income	$74,265	$64,103	$214,547	$145,653
Net income	$117,375	$44,880	$212,433	$88,107

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	July 3, 2021	June 27, 2020	Increase/(Decrease)		July 3, 2021	June 27, 2020	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$957,095	$937,876	$19,219	2.0%	$2,970,407	$3,012,065	$(41,658)	(1.4)%
Communications Networks and Cloud Infrastructure	700,646	716,815	(16,169)	(2.3)%	2,142,260	2,073,347	68,913	3.3%
Total	$1,657,741	$1,654,691	$3,050	0.2%	$5,112,667	$5,085,412	$27,255	0.5%

Net sales increased by 0.5% or less in the three and nine months ended July 3, 2021, compared to the comparable periods in 2020.

Gross Margin

Gross margin increased to 8.2% for the third quarter of 2021 from 7.9% for the third quarter of 2020. IMS gross margin increased to 7.6% for the third quarter of 2021, from 7.0% for the third quarter of 2020 primarily due to increased operational efficiencies and the benefit of cost reduction and containment efforts implemented in 2020, some of which were in response to the COVID-19 pandemic. CPS gross margin decreased to 11.2% for the third quarter of 2021, from 12.1% for the third quarter of 2020, primarily due to less favorable mix and costs associated with ramping several defense related programs.

Gross margin increased to 8.2% for the nine months ended July 3, 2021 from 7.3% for the nine months ended June 27, 2020. IMS gross margin increased to 7.3% for the nine months ended July 3, 2021, from 6.4% for the nine months ended June 27, 2020 primarily due to increased operational efficiencies and the benefit of cost reduction and containment efforts described above. Additionally, there was a greater impact on operational efficiencies and additional costs in the nine months ended June 27, 2020 due to the COVID-19 pandemic. CPS gross margin increased to 12.6% for the nine months ended July 3, 2021, from 11.3% for the nine months ended June 27, 2020, primarily due to the factors described above with respect to IMS gross margin, more favorable mix and the continued benefits of certain plant closures, partially offset by costs associated with ramping several defense related programs.

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

Selling, General and Administrative

Selling, General and Administrative expenses decreased $1.9 million, from $59.3 million, or 3.6% of net sales, in the third quarter of 2020 to $57.4 million, or 3.5% of net sales, in the third quarter of 2021. The decrease in dollars was primarily due to bad debt expense associated with two customers that declared bankruptcy in the third quarter of 2020.

Selling, General and Administrative expenses decreased $7.2 million, from $184.7 million, or 3.6% of net sales, in the nine months ended June 27, 2020 to $177.5 million, or 3.5% of net sales, in the nine months ended July 3, 2021. The decrease in dollars was primarily due to reduced headcount as a result of actions under our Q1 FY20 restructuring plan, reduced travel and certain other expenses in response to the COVID-19 pandemic, and bad debt expense associated with two customers that declared bankruptcy in the third quarter of 2020.

Research and Development

Research and Development expenses increased $0.1 million, from $5.2 million, or 0.3% of net sales, in the third quarter of 2020 to $5.3 million, or 0.3% of net sales, in the third quarter of 2021.

Research and Development expenses decreased $0.7 million, from $16.1 million, or 0.3% of net sales, in the nine months ended June 27, 2020 to $15.4 million, or 0.3% of net sales, in the nine months ended July 3, 2021.

Restructuring and Other

Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Severance costs	$(1,618)	$1,430	$9,874	$12,882
Other exit costs	989	17	998	69
Total - Q1 FY20 Plan	(629)	1,447	10,872	12,951
Costs incurred for other plans	247	1,366	2,530	7,377
Total - all plans	$(382)	$2,813	$13,402	$20,328
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan ("Q1 FY20 Plan"). During the three months ended July 3, 2021, we revised our estimate of the amount of severance to be paid under the Q1 FY20 Plan to reflect voluntary attrition, differences between estimated and actual amounts paid during the quarter and other factors. As of July 3, 2021, we had incurred restructuring charges of approximately $29 million, consisting primarily of severance costs, under the Q1 FY20 Plan. Cash payments of severance are expected to occur through the end of calendar 2021.

Other Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans

Our IMS segment incurred costs of $9 million and $10 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. Our CPS segment incurred costs of $4 million and $8 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. In addition, $1 million and $2 million of costs were incurred during the nine months ended July 3, 2021 and June 27, 2020, respectively, for corporate headcount reductions that were not allocated to our IMS and CPS segments. We had accrued liabilities of $9 million as of July 3, 2021 and October 3, 2020 for restructuring costs (exclusive of long-term environmental remediation liabilities).

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

Interest Expense

Interest expense for the three months ended July 3, 2021 and June 27, 2020, was $5 million and $8 million, respectively and $15 million and $20 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. The decrease in interest expense in 2021 for both periods is primarily due to lower daily average borrowings on our Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver").

Other Income (Expense), Net

Other income (expense), net for the three months ended July 3, 2021 and June 27, 2020 was an income of $29 million and $3 million, respectively. Other income (expense), net for the nine months ended July 3, 2021 and June 27, 2020, was income of $37 million and expense of $3 million, respectively. The change for the nine month period was primarily due to a $15 million sale of intellectual property in the third quarter of 2021, an $8 million gain on liquidation of a foreign entity in the third quarter of 2021, a significant decline in the market value of participant investment accounts in our deferred compensation plan in the second quarter of 2020 caused by the COVID-19 pandemic, and receipt of settlement payments of $8 million in 2021 in connection with certain anti-trust class action matters. The change for the three month period is primarily due to the intellectual property sale and gain on liquidation of a foreign entity referenced above.

Provision for (benefit from) Income Taxes

Our provision for (benefit from) income taxes for the three months ended July 3, 2021 and June 27, 2020 was $(18) million ((19)% of income before taxes) and $15 million (25% of income before taxes), respectively and $25 million (11% of income before taxes) and $36 million (29% of income before taxes) for the nine months ended July 3, 2021 and June 27, 2020, respectively. Income tax expense for the three and nine months ended July 3, 2021 decreased primarily due to the recognition of a $43 million tax benefit resulting from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

Liquidity and Capital Resources

	Nine Months Ended
	July 3, 2021	June 27, 2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$246,621	$220,666
Investing activities	(60,835)	(83,897)
Financing activities	(42,736)	525,674
Effect of exchange rate changes on cash and cash equivalents	268	33
Increase (Decrease) in cash and cash equivalents	$143,318	$662,476

Key Working Capital Management Measures

	As of
	July 3, 2021	October 3, 2020
Days sales outstanding (1)	62	54
Contract asset days (2)	19	20
Inventory turns (3)	7.3	7.3
Days inventory on hand (4)	50	50
Accounts payable days (5)	72	70
Cash cycle days (6)	59	54

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

Cash and cash equivalents were $624 million at July 3, 2021 and $481 million at October 3, 2020. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was $1.5 billion and $1.3 billion as of July 3, 2021 and October 3, 2020, respectively.

Net cash provided by operating activities was $247 million and $221 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes, gain on liquidation of foreign entity, impairments and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended July 3, 2021, we generated $329 million of cash primarily from earnings, excluding non-cash items, and consumed $82 million of cash due primarily to an increase in accounts receivable. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The increase in accounts receivable is primarily attributable to reduced factoring of accounts receivable, which caused DSO to increase from 54 days as of October 3, 2020 to 62 days as of July 3, 2021. This decrease in factoring also resulted in a decrease in accrued liabilities since there were no outstanding remittances as of July 3, 2021, versus $39 million as of October 3, 2020, that had been collected but not yet remitted to the financial institutions that purchased the receivables.

Net cash used in investing activities was $61 million and $84 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. During the nine months ended July 3, 2021, we used $43 million of cash for capital expenditures, paid $21 million in connection with a business combination and received $5 million from the sale of intellectual property. During the nine months ended June 27, 2020, we used $54 million of cash for capital expenditures and purchased $30 million of short-term investments.

Net cash (used in) and provided by financing activities was $(43) million and $526 million for the nine months ended July 3, 2021 and June 27, 2020, respectively. During the nine months ended July 3, 2021, we used $31 million of cash to repurchase common stock (including $10 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $14 million of long-term debt and received $3 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the nine months ended June 27, 2020, we borrowed $650 million of cash under our Amended Cash Flow Revolver, used $100 million of cash to repurchase common stock (including $12 million related to employee tax withholdings on vested restricted stock units), repaid an aggregate of $30 million of long-term debt and received $5 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases depends upon capital needs to support the growth of our business, market conditions and other factors. We repurchased 0.7 million and 3.4 million shares of our common stock for $22 million and $88 million during the nine months ended July 3, 2021 and June 27, 2020, respectively. As of July 3, 2021, $113 million remains available under the stock repurchase program authorized by the Board of Directors, which does not have an expiration date. Although stock repurchases are intended to increase stockholder value and to offset the dilution that results from the issuance of shares under our equity plans, repurchases of shares also reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors.

We entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of July 3, 2021, a maximum of $555 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended July 3, 2021 and June 27, 2020, we sold approximately $406 million and $1.4 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of July 3,

2021 and October 3, 2020, $15 million and $97 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. There were no outstanding remittances as of July 3, 2021 and $39 million had been collected but not yet remitted as of October 3, 2020. The unremitted amount was classified in accrued liabilities on the condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of July 3, 2021 and October 3, 2020. The aggregate effective interest rate under these swaps as of July 3, 2021 was approximately 4.3%. As of July 3, 2021, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $21 million as of July 3, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of July 3, 2021, we had accrued liabilities of $37 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of July 3, 2021, we had a liability of $74 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur. During the quarter ended July 3, 2021, our liability for uncertain tax positions decreased materially due to lapse of time.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $247 million of cash from operations in the third quarter of 2021. Our primary sources of liquidity as of July 3, 2021 consisted of (1) cash and cash equivalents of $624 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $69 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs, if accepted by the counterparties to such programs; and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by an additional $200 million.

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

As of July 3, 2021, 51% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of July 3, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan of $338 million under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of July 3, 2021, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. Accordingly, these forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the condensed consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of July 3, 2021, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $357 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $114 million as of July 3, 2021.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that occurred during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2021, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2008, we were named by the Orange County Water District in a suit alleging that our actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against us were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied our petition to review this decision and, in December 2017, the Court of Appeals remanded the case back to the Superior Court for further proceedings. The first part of a multi-phase trial against us and several other defendants commenced on April 12, 2021 and remains ongoing. We are contesting the plaintiff’s claims vigorously.

In October 2018, a contractor who had been retained by us through a third party temporary staffing agency from November 2015 to March 2016 filed a lawsuit against us in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint sought certification of a class of all non-exempt employees, whether employed directly or through a temporary staffing agency, employed from four years before the filing of the initial complaint to the time of trial. Additionally, on November 1, 2019, another contractor retained through a temporary staffing agency filed a lawsuit against us in the Santa Clara County Superior Court. The complaint, which included a single cause of action under California’s Private Attorneys General Act of 2004 (“PAGA”), alleged Labor Code violations substantially similar to those alleged in the October 2018 class action lawsuit and seeks penalties on behalf of the State of California and other “aggrieved employees”. Although we continue to deny any wrongdoing, on November 19, 2020, we reached an agreement in principle to resolve all claims (the “Settlement”). Under the Settlement, our total payout will depend on the number and value of claims submitted by members of the settlement class to the claims administrator, and cannot exceed $5 million (but could be as low as approximately $3.5 million), inclusive of plaintiffs’ attorneys’ fees, costs, and certain other items. On December 3, 2020, in connection with and in order to effect the Settlement, plaintiffs dismissed the PAGA complaint pending in Santa Clara County Superior Court and refiled it as a class and PAGA action in Kern County Superior Court (the "Samaniego Class Action"). Similarly, on April 3, 2021, the class action complaint originally filed in the Santa Clara County Superior Court was dismissed without prejudice. On July 16, 2021, the Kern County Superior Court preliminarily approved the Settlement; a final Settlement approval hearing will take place on October 27, 2021.

On June 2, 2021, an employee who worked at our Fremont plant from October 2020 to February 2021 filed a lawsuit against us in the Santa Clara County Superior Court on behalf of himself and all other similarly situated non-exempt employees in California (the “Espinoza Class Action”). The Espinoza Class Action, which alleges violations of California Labor Code provisions governing meal and rest periods, final wages, and wage statements, seeks certification of a class of all non-exempt employees employed from four years before the filing of the initial complaint to the time of trial. We believe that the claims made in this case are substantially subsumed by the Settlement in the Samaniego Class Action and, in any case, intends to contest the plaintiff’s claims vigorously.

On December 20, 2019, we sued our former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and gross negligence/willful misconduct, alleges that we fraudulently misrepresented our capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“Dialight MSA”), and then breached our obligations under the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks an unspecified amount of compensatory and punitive damages. We continue to vigorously prosecute our claim against Dialight. Further, we strongly disagree with Dialight’s allegations and intends to defend against them vigorously.

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

Refer also to Note 7 to the Condensed Consolidated Financial Statements.

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

Further, although we have implemented infection control measures recommended or required by the applicable public health authorities, and have not to date experienced a significant number of COVID-19 infections among our employees, should infections among our employees increase significantly, our operations could be impacted if we become required to temporarily exclude significant numbers of employees from our plants due to either infection or exposure to an infected person and/or close impacted plants in order to clean them or as a result of government orders. Furthermore, as a result of government orders, a large number of our employees have been working remotely since the end of the second quarter of fiscal 2020. Although these restrictions have been relaxed in some geographies, and we have not experienced any significant disruptions to date as a result of remote work arrangements, should a substantial number of our employees supporting general and administrative functions, particularly at our California headquarters location, continue to be required to work remotely for an extended period of time, we could experience disruptions and reduced efficiencies. Furthermore, various local, state and national governments and agencies issued various safety regulations and guidelines intended to help prevent the transmission of COVID-19 in the workplace. These regulations are complex, costly to implement, subject to frequent change and to audit and investigation by governmental authorities, including the Occupational Health and Safety Administration (OSHA), their state counterparts and local health departments. Any failure by the Company to materially comply with COVID-19-related safety rules and regulations in any of its facilities could result in sanctions, fines, as well as negative publicity for the Company.

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

We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the extent of the impact of the pandemic on our customers’ businesses, the number of our employees who may become infected or exposed to infected persons whom we would then be required to temporarily exclude from our plants, the imposition of government restrictions on staffing and the types of products we are permitted to build, the need for temporary plant closures, supply chain shortages and other disruptions to our business and operations, the capacity of our logistics providers, the duration of the outbreak, the distribution and availability of COVID-19 vaccines and the number of vaccinated people, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, and actions that government authorities may take. However, we believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

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

Recent inflationary pressures resulting from improving economic conditions in certain countries may lead to sustained increases in the prices we pay for components, in part due to increases in the pricing of commodities such as petroleum, gold, copper and other metals that are used in the manufacture of such components. We do not hedge against the risk of these fluctuations, but rather attempt to adjust our product pricing to reflect such changes. Should we not be able to increase our product prices enough to offset these increased costs, our gross margins and profitability could decrease, perhaps significantly over a sustained period of time.

Concern over climate change has led to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions and there is increased stockholder interest in corporate sustainability initiatives. Collectively, such initiatives could lead to an increase in the price of energy over time. A sustained increase in energy prices for any reason could increase our raw material, components, operations and transportation costs, which we may not be able to pass on to our customers and which would therefore reduce our profitability. We could also suffer reputational damage if our sustainability practices are perceived to be inadequate. Finally, government regulations, such as the Dodd-Frank Act disclosure requirements relating to conflict minerals, and customer interest in responsible sourcing could decrease the availability and increase the prices of components used in our customers' products. We may not be able to increase our product prices enough to offset these increased costs, in which case our profitability would be reduced.

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

We operate in countries that have experienced labor unrest, political instability or conflict and strife in the past, including China, India, Israel, Malaysia, Mexico and Thailand, and we have experienced work stoppages and similar disruptions at our plants in these countries. To the extent such developments in these countries or similar events elsewhere prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

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

A key part of our strategy to capitalize on our end-to-end solutions is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies and plastic injection molding, mechanical systems, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products business. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce our CPS business revenue and margins, which in turn would have an adverse and potentially disproportionate effect on our overall revenues and profitability.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations (ITAR), the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department (OFAC). We must also comply with the regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional personnel, systems and personnel and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities and, from time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Should we be found to have violated one or more of such laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, harassment, organizing, whistle-blowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with plaintiffs or federal, state or foreign regulatory authorities, the amounts of which could be substantial, and which would reduce our net income.

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

Some companies in the industries for which we provide products have previously experienced significant financial difficulty, with a few filing for bankruptcy in the past. Such financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that additional customers will not declare bankruptcy, including as a result of the COVID-19 pandemic.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, investments in facilities and equipment, acquisitions, repayments of our outstanding indebtedness, stock repurchase activity, the amount available under our accounts receivable sales programs and availability under our Amended Cash Flow Revolver. In the event we need or desire additional liquidity to maintain or expand our business, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. A failure to maintain adequate liquidity would prevent us from purchasing components and satisfying customer demand, which would reduce both our revenue and profitability.

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

Our Amended Cash Flow Revolver contains a maximum leverage and minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period, and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. Such facility also contains customary events of default, including that a material business interruption or cessation has not occurred. Finally, such facility includes covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured, all of our outstanding debt would become immediately due and payable and the incurrence of additional debt under our Amended Cash Flow Revolver would not be allowed, either of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention from their normal operational duties, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. Recent stock market fluctuations related to the COVID-19 pandemic have been particularly significant. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, suppliers, competitors or other events affecting companies in the electronics industry, such as component shortages, currency fluctuations, the impact of natural disasters and global events, such as the COVID-19 pandemic, general market fluctuations and macroeconomic conditions, any of which may cause the market price of our common stock to fluctuate widely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2019, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. This program has no expiration date. The table below sets forth information regarding our repurchases of our common stock under this authorization by the Board during the third quarter of 2021.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
April 4, 2021 through May 1, 2021	—	$—	—	$125,317,669
Month #2
May 2, 2021 through May 29, 2021	150,000	$41.47	150,000	$119,096,479
Month #3
May 30, 2021 through July 3, 2021	150,000	$39.54	150,000	$113,166,027
Total	300,000	$40.51	300,000

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2021

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2021