Form 10-K
period 2021-10-02
SANMINA CORP
filed 2021-11-12
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,479,270,225 as of April 2, 2021 based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on April 1, 2021.
As of November 4, 2021, the number of shares outstanding of the registrant's common stock was 64,376,752.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

We operate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)     Integrated Manufacturing Solutions (IMS). Our IMS business consists of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment. This segment generated approximately 80% of our total revenue in 2021.

2)    Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplanes, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency (RF) and microelectronic (microE) design and manufacturing services from Advanced Micro Systems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering and logistics and repair. CPS generated approximately 20% of our total revenue in 2021.

We have manufacturing facilities in 20 countries on six continents. We locate our facilities near our customers and their end markets in major centers for the electronics industry or in lower cost locations. Many of our operations located near our customers and their end markets are focused primarily on new product introduction, lower-volume, higher-complexity component and subsystem manufacturing and assembly, and high-level assembly and test. Our operations located in lower cost areas engage primarily in higher-volume component and subsystem manufacturing and assembly for both higher and lower complexity products.

As one of the largest global manufacturing solutions providers, we are able to capitalize on our competitive strengths including our:

•customer-focused organization with 35,000 employees;
•mission critical end-to-end solutions;
•product design and engineering resources;
•vertically integrated global/regional manufacturing capabilities;
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

Capitalizing on Our Comprehensive Solutions. Capitalizing on our end-to-end solutions allows us to sell additional solutions to our existing customers and attract new customers. Our end-to-end solutions include product design and engineering, manufacturing, high-level assembly and test, direct order fulfillment and logistics services, after-market product service and support, and global supply chain management. Our vertically integrated manufacturing solutions enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with a number of services, such as component manufacturing or higher value-added solutions, we can often improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple solutions. To achieve this goal, our sales and marketing organization seeks to cross-sell our solutions to customers.

Extending Our Technology Capabilities. We rely on advanced processes and technologies to provide our products, components and vertically integrated manufacturing solutions. We continually improve our manufacturing processes and develop more advanced technologies, providing a competitive advantage to our customers. We work with our customers to anticipate their future product and manufacturing requirements and align our technology investment activities with their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture complex, high-value added products, maximizing our potential to continue to win business from existing and new customers.

Attracting and Retaining Long-Term Customer Partnerships. A core component of our strategy is to attract, build and retain long-term partnerships with companies in growth industries that will benefit from our global footprint and unique value proposition in advanced electronics manufacturing.

Promoting New Product Introduction (NPI) and Joint Design Manufacturing (JDM) Solutions. As a result of customer feedback and our customers' desire to manage research and development expenses, we offer product design services to develop systems and components jointly with our customers. Our NPI services include quick-turn prototyping, supply chain readiness, functional test development, and release-to-volume production. In a JDM model, our customers bring market knowledge and product requirements, and we bring complete design engineering and NPI services. Our design engineering offerings include product architecture development, detailed design, simulation, test and validation, system integration, regulatory and qualification services.

Continuing to Penetrate Diverse End Markets. We focus our marketing and sales efforts on major end markets within the electronics technology industry. We target markets we believe offer significant growth opportunities and for which OEMs sell mission critical products that are subject to strict regulatory requirements and/or rapid technological change because the manufacturing of these products requires higher value-added services. We seek to diversify our business across market segments and customers to reduce our dependence on any particular market or customer.

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

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-effective services for our customers. We continue to invest in factory automation, process improvements, robotics and AI to further enhance our efficiency output. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate, taking into consideration tariffs and other factors, to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global/regional basis as a result of our existing manufacturing footprint in 20 countries on six continents.

COVID-19

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

We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers' businesses, the number of employees who may become infected or exposed to infected persons whom we would then be required to exclude from our plants, the need for temporary plant closures caused by large scale employee infections, the duration of the outbreak, the continued efficacy and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19 and actions that government authorities may take in response, such as the potential reimposition of government restrictions on staffing and the types of products we are permitted to build. However, we believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

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

Product Design and Engineering Resources. We provide product design and engineering services for new product designs, cost reductions and Design-for-Manufacturability/Assembly/Test (DFx). Our engineers work with our customers during the complete product life cycle. Our design and NPI centers provide turnkey system design services, including:

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

Customers also benefit from our combined design, technology and manufacturing experience with specific products and markets. For example, in communications networks, we have over 40 years of experience in developing high-speed printed circuit boards (PCBs) and backplanes. Examples of products for which our experience and vertically integrated model provide competitive advantage include wireless base stations, network switches, routers and gateways, optical switches, servers and storage appliances, automotive products, avionics and satellite systems, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in semiconductor manufacturing processes, including equipment for photolithography, chemical mechanical polishing, vapor deposition and robotics for wafer transfer. For these and many other products, customers can gain competitive advantage with our manufacturing technology, while reducing the capital requirements associated with manufacturing and global supply chain management.

Advanced Component Technologies. We provide advanced component technologies, which we believe allow us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, plastics, memory modules, and optical, RF and microelectronics modules. For example, we produce some of the most advanced printed circuit boards and backplanes in the world, with up to 70 layers, that are manufactured with a range of low signal loss, high-performance materials and include features such as buried capacitance and thin-film resistors, high-density interconnects and micro via technology. We also manufacture high-density flex and rigid-flex printed circuit boards with up to 32 layers and 8 transition layers for the defense and aerospace markets and high-end medical electronics market.

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

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of manufacturing facilities in 20 countries provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services, and to help alleviate tariff costs. In addition to our manufacturing and repair locations in 20 countries, we support our customers’ logistics and repair requirements through a certified partner network worldwide.

We offer customers five regions in which all of our technology and components, integrated manufacturing and logistics solutions can be implemented and can serve both regional and global business needs. To manage and coordinate our global operations, we employ an enterprise-wide Enterprise Resource Planning (ERP) system at substantially all of our manufacturing locations that operates on a single IT platform and provides us with company-wide inventory planning and purchasing capabilities. This system enables us to standardize planning and purchasing at the facility level and to help optimize inventory visibility and management, improve asset utilization worldwide and reduce risk throughout the entire product lifecycle. Our systems also enable our customers to receive key information regarding the status of their programs.

We purchase large quantities of electronic components and other materials from a wide range of suppliers. We are committed to selecting ethical business partners that adhere to the Responsible Business Alliance (RBA) Code of Conduct. Our primary supply chain goal is to consolidate our global spend to create the synergy and leverage to drive our supply base for better cost competitiveness, more favorable terms and leading-edge supply chain solutions. As a result, we often receive more favorable terms and supply chain solutions from suppliers, which generally enables us to provide our customers with greater total cost reductions than they could obtain themselves. Our strong supplier relationships are beneficial when electronic components and other materials are in short supply and provide us the necessary support to better optimize the use of our inventories.

Supply chain management also involves the planning, purchasing, transportation and warehousing of product components. We use state of the art production management systems to manage our procurement and manufacturing processes in an efficient and cost effective manner. We collaborate with our customers to enable us to respond to their changing component requirements and to reflect any changes in these requirements in our ERP system. This system enables us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements, especially during supply shortages that have affected our industry in the past. Our enterprise-wide ERP systems provide us with company-wide information regarding component inventories and orders to help optimize inventories, planning and purchasing at the facility level.

Customer-Focused Organization. We believe customer relationships are critical to our success and we are focused on providing a high level of customer service. Account teams led by global account managers are directly responsible for account management. Global account managers coordinate the additional resource required to facilitate the customer-specific solutions. As needed, these teams may include subject matter experts in design, specific technology components, services, products, and supply chain. These teams create the hub for interaction between the customer and our locations, providing local support to customer worldwide.

Expertise in Serving Diverse End Markets. We have experience in serving our customers in the industrial, medical, defense and aerospace, automotive, communications networks and cloud solutions end markets. Our diversification across end markets reduces our dependence upon any one customer or end market. In order to cater to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise.

Expertise in Industry Standards and Regulatory Requirements. We maintain compliance with industry standards and regulatory requirements applicable to certain markets, including, among others, medical, automotive, energy and defense and aerospace.

Our Products and Solutions

We offer our OEM customers a diverse set of products and solutions with a focus on wireless, wireline and optical communications and network infrastructure equipment, such as switches, routers and base stations, computing and storage systems, defense and commercial avionics and communications, medical imaging, diagnostic and patient monitoring systems, semiconductor tools for metrology, lithography, dry and wet processing, industrial products, including large format printers and automated teller machines, energy and clean technology products such as solar and wind energy components, LED lighting, smart meters and battery systems, electric vehicle power control (and charging) systems, automotive infotainment devices, and automotive engine-control modules. These products may require us to use some or all of our end-to-end solutions, including design, component technologies and logistics and repair services.

Integrated Manufacturing Solutions includes:

Printed Circuit Board Assembly and Test. To meet the ever-changing needs across our diverse customer base, we continue to evolve in support of their current and future requirements. PCBAs are at the core of all electronic systems, and we continue to work to ensure that our PCBA manufacturing capabilities are aligned with the requirements for such systems. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors, memory modules, and connectors to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology (SMT) and pin-through-hole assembly (PTH) and press-fit technology for connectors. We use SMT, PTH, press-fit and other attachment technologies focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies that all components are properly inserted and attached and that electrical circuits are complete. We perform functional tests to confirm the board or assembly operates in accordance with its final design and manufacturing specifications. We design and procure test fixtures and develop our own test software or use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subjected.

High-Level Assembly and Test. We provide high-level assembly and test in which assemblies and modules are combined to form complete, finished products. Examples include complex electro-mechanical assemblies, fluid and blood analysis systems, food dispensing equipment, diagnostic medical devices, high-voltage power management systems, rotating x-ray equipment for airport security, particle analyzers for homeland security and motorized magnetic resonance imaging units. Our facilities also support full system level assembly and test and logistic support for a variety of complex electronic systems, including radio base stations and transmission equipment for 5G wireless networks, optical central offices and wireline switching and routing hardware, server and storage systems for data centers, carriers central offices and video streaming service providers, surgical controllers, ultrasound systems, patient monitoring systems, automotive sensor assemblies and power control modules. With decades of experience in automated system assembly and test, we have focused on glucose meters, disposable sensors, IOT communication modules and disposable drug delivery systems. These products require highly specialized manufacturing capabilities and processes, as well as integrated IT systems and, in some cases, industry-specific certifications.

Direct-Order-Fulfillment. We provide direct-order-fulfillment for our OEM customers. Direct-order-fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel, or directly to the end customer. We manage our direct-order-fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct-order-fulfillment services include BTO and CTO capabilities: in BTO, we build a system with the particular configuration ordered by the OEM customer; in CTO, we configure systems to an end customer's order, for example by installing software desired by the end customer. The end customer typically places this order by choosing from a variety of possible system configurations and options. Using advanced manufacturing processes and a real-time warehouse management and data control system on the manufacturing floor, we can usually meet a 48 to 72 hour turn-around-time for BTO and CTO requests. We support our direct-order-fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns.

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

Printed Circuit Boards. We have the ability to produce multilayer printed circuit boards on a global basis with high layer counts and fine line circuitry. We currently produce printed circuit boards with up to 70 layers and circuit trace widths as narrow as two mils (50 microns). Specialized production equipment along with an in-depth understanding of high performance laminate materials allow us to fabricate some of the largest form factor and highest speed circuit boards in the industry.

Our ability to support NPI and quick-turn fabrication followed by manufacturing in both North America and Asia allows our customers to accelerate their time-to-market as well as their time-to-volume. Standardized processes and procedures make transitioning of products easier for our customers. Our worldwide engineering teams support designers in Design for Manufacturability (DFM) analysis and assemblers with field applications support.

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

Plastic Injection Molded Products. Plastic injection molded products are used to create a vast array of everyday items, from very small intricate mechanical components, to cosmetic enclosures designed to protect sensitive electronic equipment. Our diverse capability within the plastic injection molding space spans all major markets and industries. We are equipped with nearly 80 plastic injection molding machines with clamping pressure ranging from 28 tons to 1,000 tons. Our experienced tooling, process, quality and resin engineers work concurrently using a scientific molding approach to develop cost effective, highly reliable manufacturing solutions for medical, industrial, defense, multimedia, computing and data storage customers. We apply the principles of scientific molding, combined with strategic partnerships with U.S. and Asian toolmakers, to enable delivery of cost effective high-quality plastic manufacturing solutions.

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

We manufacture a broad range of enclosures for a wide range of products from set-top boxes, medical equipment, alternative energy storage, data management shelves and data storage, to large and highly complex mechanical systems, such as those used in indoor and outdoor wireless base station products and high precision vacuum chambers for the semiconductor, telecom, networking, healthcare, aerospace and homeland security industries.

Our mechanical systems expertise is available at several of our state-of-the-art facilities worldwide. Our operations provide metal fabrication by soft tools methodology, high-volume metal stamping and forging by hard tools with stage and progressive tools, plastic injection molding, robotic welding, powder coating, wet painting, plating and cleaning processes.

We also offer a suite of world-class precision machining services in the U.S., Mexico and Israel. We use advanced numerically controlled machines enabling the manufacture of components to very tight tolerances and the assembly of these components in clean environments. Our capabilities include complex medium and large format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we do lapping, anodizing, electrical discharge machining (EDM), heat-treating, cleaning, laser inspection, painting and packaging. We have dedicated facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality meeting very tight tolerances. This includes fully automated “lights-out” machinery that continues production in the absence of human operators and can operate 24/7. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial, medical and AS9100-certified aerospace markets.

Advanced Micro Systems Technologies. Optical and radio frequency (RF) components built off of advanced micro-electronics are key building blocks of many systems. Our Advanced Micro Systems Technologies product technology and engineering division focuses on optical, RF and microelectronics (microE) design and manufacturing services. Our mission is to deliver leading-edge technology solutions that enable our customer products while optimizing the value and performance of our customers’ applications.

Based on our microelectronic design and advanced manufacturing technologies, built off Advanced Micro Systems Technologies foundational IP, we provide RF and optical components, modules and systems for customers across many industries including the communications, networking, automotive, medical, industrial, military and aerospace markets. Within the Advanced Micro Systems Technologies Division, we produce both passive and active optical components as well as modules that are built from a combination of industry standard and/or custom components and interconnected using microelectronic and micro-optic technologies to achieve a unique function. Our experience in RF and optical communication and networking products spans long-haul/ultra-long-haul and metro applications for transport/transmission, as well as broadband access and switching applications, including last-mile solutions. We currently supply optical products ranging from 10G to 400G to the optical communication marketplace. For the medical end market, we develop components and subassemblies that support Sanmina’s medical manufacturing operations for products such as blood analyzers, food contamination analyzers, and specialized optical spectrometers and fluorometers utilizing the latest optical technologies. In the automotive and industrial end markets, we are working with customers on next generation photonics based Lidar product offerings.

Our Advanced Micro Systems Technologies service offerings are designed to deliver end-to-end solutions with special focus on product design, test infrastructure development and commercialization, along with optical module and mmWave RF components and module manufacturing. Customers can couple these components with Sanmina’s broader IMS services of blade server manufacturing, as well as system integration and test, providing a complete end-to-end solution for their customers.

Viking Technology. Viking Technology supplies leading edge Solid State Drives (SSD), DRAM memory modules and Non-Volatile DIMMs (NVDIMM), along with state-of-the-art Microelectronics Multi-Chip Package (MCP) memory solutions.

Viking Technology provides DRAM memory and flash storage solutions, including high-performance computing SSDs tailored, high reliable / high performance small form factor flash and DRAM modules, to diverse application for the networking, industrial, data center, transportation, medical, AI to military markets.

To continue its leadership in the memory space, Viking Technology has invested in several advanced packaging technologies and products, such as multi-chip packaging, system-in-package, and rugged, reliable and secure storage class memory solutions. These investments have enabled Viking Technology to support a wider range of markets and applications. Viking Technology will continue its focus on the enterprise and embedded markets with further emphasis on markets such as military, defense and aerospace and industrial/automotive applications.

Viking Enterprise Solutions. Viking Enterprise Solutions (VES) is a market leader in high-performance storage platforms for hyperscale and enterprise data centers worldwide. Leveraging our portfolio of proven product designs, Viking Enterprise Solutions provides advanced data center products, including NVMe flash memory and disk-based storage server appliances, JBOD storage systems and related products for a variety of storage and data center applications including rack scale solutions. With advances in interconnect speeds and architectural changes to disaggregate storage and compute for scale, Viking Enterprise Solutions is well positioned with a product portfolio to take advantage of these trends.

VES provides end-to-end, design and manufacturing solutions for both platform-based and fully customized data center products. From our US-based design and development team, we provide a full array of design services from early product conceptualization, through design, product validation and world-wide product certifications. In addition, VES supports all phases of product manufacturing, including NPI, support for unique product configurations, RMA and product end-of-life support.

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

Global Services. We offer fulfillment and integration services, after-market services and life cycle management services to support the needs of customers in the communications, embedded computing, medical, industrial, 3D printing, and automotive markets worldwide. Through our operational infrastructure of 30 Sanmina Global Services sites and a 31 site qualified repair partner network, we provide a wide range of services, including direct-order-fulfillment, integration and configure-to-order, high-level assembly, inventory and warranty management, repair, refurbishment, manufacturing, triage screening, advanced exchange, life-extension services, end of life and obsolescence management as well as sustaining and reverse engineering.

Drawing on a robust set of information systems, we offer configurable environments tailored to meet specific customer needs, including customized web portals, order and serial number tracking, special routings and marketing promotions. Local, regional and global solutions are supported by a robust set of business processes that focus on quick-turn, inventory reduction and risk mitigation. This can improve cycle times by leveraging infrastructure, people and technology to enable reliable shipments of products to end users worldwide generally within 24 to 72 hours, depending on our customer’s requirements.

Global Services complement our end-to-end manufacturing strategy by integrating engineering, supply chain, manufacturing, logistics and repair into a seamless solution for customers, for both Sanmina manufactured, and non-Sanmina manufactured products around the world.

42Q. 42Q provides an innovative, world-class cloud-based manufacturing execution solution (MES) that is scalable, flexible, secure and easy to implement. Our solution provides customers advantages in efficiencies and costs relative to legacy systems and offers traceability and genealogy, multi-plant visibility, compliance management and on-demand work instructions.

Our End Markets

We target markets that we believe offer significant growth opportunities and in which OEMs sell complex mission critical products that are subject to strict regulatory requirements and/or rapid technological change. We believe that markets involving complex, rapidly changing products offer opportunities to produce products with higher margins because they require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our diversification across market segments and customers helps mitigate our dependence on any particular market or customer.

Industrial/Medical/Defense/Automotive

Industrial. We provide design and engineering, end-to-end component and complex assembly services to the industrial market. We support a wide range of segments, including transportation, power management, industrial controls, instrumentation and test equipment, inspection and public safety equipment, capital equipment, and self-service kiosk solutions. Our significant experience in the precision machining of components is utilized in highly complex systems such as vacuum chambers, photolithography tools, etch tools, wafer handling systems, airport security, 3D printing, flat panel display test and repair equipment, chem-mech planarization tools, optical inspection and x-ray equipment, explosive detection equipment, and large format printing machines. We have specialized and dedicated facilities for the assembly of large / complex electro-mechanical, thermal and liquid-management equipment for applications, including ATMs, beverage dispensing, cash-counting and management systems, industrial printers and semiconductor capital equipment.

We are committed to serving companies that are leading the energy and clean technology revolution in the solar, wind, battery systems, LED lighting fixtures (including indoor, outdoor, industrial-grade and construction lighting products), and smart infrastructure industries. Clean technology customers benefit from our end-to-end solutions in areas related to power electronics, control and distribution, smart meters and full-system integration of complex industrial power inverters. In addition, our extensive range of electro-mechanical design and complex system manufacturing capabilities are an excellent fit across all clean technology segments. Our design and manufacturing operations are strategically located in close proximity to clean technology business hubs.

Medical. We provide comprehensive manufacturing and related services to the medical industry, including design, logistics, repair and regulatory services. The design, manufacturing and repair of products for the medical industry often requires compliance with domestic and foreign regulations, including the Food and Drug Administration's (FDA's) quality system regulations and the European Union's medical device directive. In addition to complying with these standards, our medical facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001, where required. We manufacture components, sub-assemblies and systems for a broad range of medical devices, including blood glucose meters, disposable sensors and insulin pumps, computed tomography scanner assemblies, respiration systems, blood analyzers, molecular diagnostic systems, cosmetic surgery systems, ultrasound imaging systems and a variety of patient monitoring equipment.

Defense. We provide our end-to-end services to the defense, aerospace and high-reliability electronics industry. We design, manufacture and support a comprehensive range of defense and aerospace products, including avionics systems and processors, cockpit and wireless communications systems, tactical and secure network communications systems, radar subsystems, machine vision systems, unmanned aircraft airframes and avionics, and fiber-optic systems, security and bomb detection for defense related applications. We believe our experience, as well as product design and engineering capabilities, are key competitive strengths in these markets.

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

Communications Networks & Cloud Solutions

Communications Networks. In the communications sector, we leverage our extensive product design and engineering capabilities to develop and manufacture advanced communications products and components for LTE, 5G and microwave wireless RF filters and antennas, wireline access, switching, routing, optical networking and transmission and enterprise networking systems. Products we manufacture include wireless base stations, remote radio heads and small cells, point-to-point microwave systems and other fronthaul/backhaul solutions, satellite receivers and various radio frequency appliances, optical PON, metro and long-haul, transmission hardware and switching along with core, service and edge routers. We also design and manufacture advanced optical, RF and microelectronic components which are key elements in many of these products.

Cloud Solutions. We provide comprehensive design and manufacturing solutions, as well as BTO and CTO services, to the embedded computing and data storage markets. We tightly couple our vertically integrated supply chain with manufacturing and logistics enabling the assembly and distribution of products all over the world. In addition, we manufacture a broad range of products with embedded processor capabilities, including digital home gateways, professional audio-video equipment, a variety of touch-screen equipment and internet connected entertainment devices. Our vertical integration capabilities include racks, enclosures, cables, complex multi-layer printed circuit boards, printed circuit board assemblies and backplanes, fiber optics and high-level assembly and test, direct order fulfillment and repair services. In addition, we have designed and developed some of the most compact and powerful storage modules available in the market today, which we have coupled with our global, vertically integrated supply chain to deliver some of the most compelling embedded computing and storage solutions to the data storage industry.

Customers

Sales to our ten largest customers typically represent approximately 50% of our net sales. Nokia represented 10% or more of our net sales in 2021, 2020 and 2019.

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

Sales and Marketing

We develop relationships with our customers and market our vertically integrated manufacturing solutions through our sales and marketing staff. Our sales team works closely with our customers' engineering and technical personnel to understand their strategy and roadmaps to enable their go-to-market strategy. Our sales and marketing staff supports our business strategy of providing end-to-end solutions by encouraging cross-selling vertically integrated manufacturing solutions and component manufacturing across a broad range of major OEM products. We utilize our existing technical capabilities in design, technology components, and complex assembly, integration, and after-sales services to provide tailored solutions to our customers. With our extensive market knowledge and global footprint, we can align these solutions to our facilities in each region around the world.

Our structure supports this strategy with global customer-centric account teams. Each account team is led by a global account manager who is directly responsible for account management. Global account managers coordinate the resources required to facilitate the customer-specific solutions. As needed, these teams may include subject matter experts in design, specific technology components, services, products, and supply chain. These teams create a hub for interaction between the customer and Sanmina locations, providing local support to customer worldwide.

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

We compete with different companies depending on the type of solution or geographic area. We believe the primary competitive factors in our industry include manufacturing technology, quality, global footprint, delivery, responsiveness, provision of value-added solutions and price. We believe our primary competitive strengths include our ability to provide mission critical end-to-end solutions, product design and engineering resources, vertically integrated manufacturing solutions, advanced technologies, global manufacturing capabilities, global supplier base, customer focus and responsiveness, expertise in serving diverse end markets, and expertise in industry standards and regulatory requirements.

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

Human Capital Resources

General Information About Our Human Capital Resources

As of October 2, 2021, we had approximately 35,000 employees, including approximately 3,000 temporary employees, in 23 countries. Approximately 50% of our employees are located in the Americas, 13% are located in EMEA and 37% are located in China and Asia Pacific.

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

Career Growth and Development

We invest resources in professional development and growth as a means of improving employee performance and improving retention. For example, we launched our “Sanmina University” online training platform over a decade ago to provide employees with continuous learning, professional training and development opportunities. Over 12,000 employees took courses on this platform in 2021. Our emphasis on employee retention, talent reviews, employee evaluations and succession planning contributed to a promotion rate of approximately 7% in 2021.

Turnover

We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained manufacturing and operating personnel. We believe the combination of competitive compensation, career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately eight years and more than one third of our employees have been employed by us for more than ten years.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the name, position and age of our current executive officers and their ages as of October 2, 2021.

Name	Age	Position
Jure Sola	70	Chairman and Chief Executive Officer
Kurt Adzema	52	Executive Vice President, Chief Financial Officer
Alan Reid	58	Executive Vice President, Global Human Resources
Dennis Young	70	Executive Vice President, Worldwide Sales and Marketing

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

Kurt Adzema has served as our Executive Vice President and Chief Financial Officer since October 2019. Mr. Adzema previously served as the Executive Vice President, Finance and Chief Financial Officer of Finisar Corporation, an optical components company, from March 2010 until September 2019. Prior to March 2010, Mr. Adzema held the positions of Vice President of Strategy and Corporate Development at Finisar, which he joined in 2005. Prior to joining Finisar, Mr. Adzema held various positions at SVB Alliant, a subsidiary of Silicon Valley Bank, which advised technology companies on merger and acquisition transactions, at Montgomery Securities/Banc of America Securities, an investment banking firm, and in the financial restructuring group of Smith Barney.

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

Our business and operations have been significantly and negatively impacted by the COVID-19 pandemic. In particular, the pandemic:

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

Collectively, these conditions reduced our revenue during the last 12 months and we cannot predict when these and other impacts from the pandemic will be fully resolved.

Further, although we have implemented infection control measures recommended or required by the applicable public health authorities, and have not experienced a significant number of COVID-19 infections among our employees to date, should infections among our employees increase significantly, our operations could be impacted if we become required to temporarily exclude significant numbers of employees from our plants due to either infection or exposure to an infected person and/or close impacted plants in order to clean them or as a result of government orders. Furthermore, various local, state and national governments and agencies issued various safety regulations and guidelines intended to help prevent the transmission of COVID-19 in the workplace. These regulations are complex, costly to implement, subject to frequent change and to audit and investigation by governmental authorities, including the Occupational Health and Safety Administration (OSHA), their state counterparts and local health departments. Any failure by us to materially comply with COVID-19-related safety rules and regulations in any of its facilities could result in sanctions, fines, as well as negative publicity for us. Recently, two executive orders were issued by which we will be required to mandate that U.S. employees of our commercial plants be vaccinated against COVID-19 (or tested weekly) and that all of our employees supporting federal contracts be vaccinated against COVID-19 without a testing option. Employee reaction to such a mandate may be negative and we may be forced to terminate employees who do not comply with the mandate. In such event, we could experience labor shortages at certain of our facilities, which could impact production.

More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which has affected and could continue to affect demand for our products and services and impact our results and financial condition even after the pandemic is contained. In particular, the pandemic also resulted in certain of our customers and suppliers experiencing financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations, respectively, to us in the future. Although we have not experienced any significant increase in customer defaults as a result of the pandemic to date, the risk of such defaults will increase if pandemic conditions continue indefinitely or if commercial and social restrictions originally put in place in response to pandemic conditions by local, state and national governments increase or are reinstated based on changes in community infection and hospitalization rates.

We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers’ businesses, the number of our employees who may become infected or exposed to infected persons whom we would then be required to temporarily exclude from our plants, the need for temporary plant closures caused by large scale employee infections, the duration of the outbreak, the continued efficacy and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19 and actions that government authorities may take in response, such as the potential reimposition of government restrictions on staffing and the types of products we are permitted to build. However, we believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Worldwide supply chain shortages are currently limiting our ability to manufacture and ship all of the product for which we have demand; our profitability will be reduced if we are unable to pass on increasing component costs.

Our supply chain is being significantly impacted by a number of factors relating to the COVID-19 pandemic, including interruptions in supplier and port operations due to infections during a time of a resumption of strong worldwide demand for electronic products and components across a number of end markets. As a result, we are experiencing delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions are currently limiting our ability to manufacture and ship all of the product for which we have demand and are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components we incorporate into our products. We expect these delays and shortages to persist at least through the middle of calendar 2022 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.

In addition, inflationary pressures resulting from supply chain constraints and improving economic conditions in certain countries are leading to sustained increases in the prices we pay for components and may also result in increases in the pricing of commodities such as gold, copper and other metals that are used in the manufacture of such components. We do not hedge against the risk of these fluctuations, but rather attempt to adjust our product pricing to reflect such changes. Should we not be able to increase our product prices enough to offset these increased costs, our gross margins and profitability could decrease, perhaps significantly over a sustained period of time.

We rely on a variety of common carriers to transport our raw materials and components from our suppliers to us, and to transport our products to our customers. The use of common carriers is subject to a number of risks, including increased costs due to rising energy prices and labor, vehicle and insurance costs, and hijacking and theft resulting in losses of shipments, delivery delays resulting from labor shortages, disturbances and strikes and other factors beyond our control. Although we attempt to mitigate our liability for any losses resulting from these risks through contracts with our customers, suppliers and insurance carriers, any costs or losses that cannot be mitigated could reduce our profitability, require us to manufacture replacement product or damage our relationships with our customers.

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
•changes in regulatory requirements affecting the products we build for our customers, leading to product redesigns or obsolescence and potentially causing us to lose business; and
•recessionary periods in our customers' markets, which decrease orders from affected customers.

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
•conditions in the global economy as a whole and in the industries we serve, which are being significantly impacted by the COVID-19 pandemic;
•fluctuations in component prices, component shortages and extended component lead times caused by high demand, disruptions relating to the COVID-19 pandemic, natural disasters or otherwise;
•timing and success of new product developments and ramps by our customers, which create demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;
•levels of demand in the end markets served by our customers;
•timing of orders from customers and the accuracy of their forecasts;
•our inventory levels, which have been driven higher as a result of supply chain disruptions caused by the COVID-19 pandemic, with higher levels of inventory reducing our operating cash flow;
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
•the degree to which we are able to fully utilize our available manufacturing capacity, including due to restrictions under local, state and national public health orders covering the locations of our plants and employee health conditions as a result of the COVID-19 pandemic;
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

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are affected by economic, political and other conditions in the foreign countries in which we do business, including:

•changes in trade and tax laws that may result in us or our customers being subject to increased taxes, duties and tariffs, which could increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;
•compliance with foreign laws, including labor laws that generally provide for increased notice, severance and consultation requirements compared to U.S. labor laws;
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
•aggressive, selective or lax enforcement of laws and regulations by national governmental authorities; and
•potentially increased risk of misappropriation of intellectual property.

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

A key part of our strategy to capitalize on our end-to-end solutions is to grow our CPS business, which includes printed circuit boards, backplane and cable assemblies and plastic injection molding, mechanical systems, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products business. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continually make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to agree to purchase our components for use in the manufacture of their products, rather than directing us to buy them from third parties, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce our CPS business revenue and margins, which in turn would have an adverse and potentially disproportionate effect on our overall revenues and profitability.

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

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of numerous network security measures, both our internal and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing, business email compromise efforts and ransomware attacks. Recently, a cyberattack involving malware delivered through network monitoring software sold by SolarWinds resulted in the penetration of the systems of a multitude of governmental and commercial entities. While we were not affected by this cyberattack, there can be no assurance that a future malware attack will not be successful in breaching our systems. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense and aerospace businesses are subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance coverage for cyber-attacks is limited. There can be no assurance that the security measures we choose to implement will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in U.S. government programs.

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

Global, national and corporate initiatives addressing climate change could increase our costs.

Concern over climate change may lead to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions through incentives, taxes or mandates and there is increased stockholder interest generally in voluntary corporate commitments to reduce the generation of greenhouse gases. Collectively, such initiatives and commitments could lead to an increase in both the price of energy and our operating costs. A sustained increase in energy prices for any reason could increase our raw material, components, operations and transportation costs, which we may not be able to pass on to our customers and which would therefore reduce our profitability, as would increased operating costs due to our adoption, whether voluntary or mandatory, of measures to reduce our carbon footprint. We could also suffer reputational damage if our practices are perceived to be inadequate.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations; there are inherent limitations to our system of internal controls; changes in corporate governance policies and practices may impact our business.

We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets, liabilities and net income during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results. GAAP is subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, in fiscal 2019, we implemented the new revenue recognition standard, which is complex and requires significant management judgment. Although we believe the judgments we applied in implementation of the new revenue recognition standard are appropriate, there can be no assurance that we will not be required to change our judgments relating to implementation of such standard in the future, whether as a result of new guidance or otherwise. A significant change in our accounting judgments could have a significant impact on our reported revenue, gross profit, assets and liabilities. In general, changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

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

Some companies in the industries for which we provide products have previously experienced significant financial difficulties, with a few filing for bankruptcy in the past. In particular, the COVID-19 pandemic has resulted in certain of our customers experiencing financial difficulties. Such financial difficulties, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand from these financially distressed customers, the lengthening of customer payment terms, the potential inability of these companies to make full payment on amounts owed to us or to purchase inventory we acquired to support their businesses. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that additional customers will not declare bankruptcy, including as a result of changes in their end markets due to the COVID-19 pandemic.

We may be unable to generate sufficient liquidity to maintain or expand our operations, which would reduce the amount of business our customers and vendors are able to do with us and impact our ability to continue operations at current levels without seeking additional funding; we could experience losses if one or more financial institutions holding our cash or other financial counterparties were to fail; repatriation of foreign cash could increase our taxes.

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, the availability under our Amended Cash Flow Revolver and the amount of accounts receivable eligible for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. Any failure to maintain adequate liquidity would prevent us from maintaining operations at current or desired levels, which in turn would reduce both our revenue and profitability.

Although we believe our existing cash resources and sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months, should demand for our services increase significantly over the next 12 months or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including in particular continued or worsening economic conditions caused by the COVID-19 pandemic or otherwise, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level. In such a case, there can be no assurance that such additional sources of financing would be available.

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

Approximately 40% of our cash is held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase, which could result in a small number of very large electronics companies offering products in multiple sectors of the electronics industry. If one of our customers is acquired by another company that does not rely on us to provide EMS services, we may lose that customer's business. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers' products. Any such consolidation could cause us to be required to pay increased prices for such components if we are unable to pass on such increases to our customers, which could reduce our gross margin and profitability.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, our insurance program does not generally cover losses due to failure to comply with typical customer warranties for workmanship, product and medical device liability, intellectual property infringement, product recall claims, or environmental contamination. In particular, our insurance coverage with respect to damages to or closure of our facilities, or damages to our customers' products caused by cyberattacks and certain natural disasters, such as earthquakes, epidemics and pandemics (such as the COVID-19 pandemic), is limited and is subject to policy deductibles, coverage limits, and exclusions, and as a result, may not be sufficient to cover all of our losses. For example, our policies have very limited coverage for damages due to earthquakes or losses caused by business disruptions. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. In addition, our policies generally have deductibles and/or limits or may be limited to certain lines or business or customer engagements that reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention from their normal operational duties, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable. We may also choose to divest plants, businesses or products lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

We conduct a significant portion of our activities, including manufacturing, administration and information technology management, in areas that have experienced natural disasters, such as major earthquakes, hurricanes, floods, tsunamis and epidemics or pandemics, such as the COVID-19 pandemic. In the event of a major earthquake or other disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue.

Risks Of Investing In Our Stock

The market price of our common stock is volatile and is impacted by factors other than our financial performance.

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. Recent stock market fluctuations related to the COVID-19 pandemic have been particularly significant. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, suppliers, competitors or other events affecting companies in the electronics industry, such as component shortages, currency fluctuations, the impact of natural disasters and global events, such as the COVID-19 pandemic, geopolitical tensions, general market fluctuations and macroeconomic conditions, any of which may cause the market price of our common stock to fluctuate widely.

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

As of October 2, 2021, the approximate square footage of our active manufacturing facilities by country was as follows:

Approximate Square Footage
Australia	22,959
Bulgaria	190,973
Canada	136,237
China	2,084,658
Czech Republic	70,870
England	11,174
Finland	128,405
Germany	363,134
Hungary	499,661
India	366,278
Ireland	110,000
Israel	182,292
Malaysia	501,843
Mexico	2,234,186
Singapore	523,001
South Africa	3,810
Scotland	30,000
Sweden	102,526
Thailand	326,293
United States	2,801,904
Total	10,690,204

As of October 2, 2021, our active manufacturing facilities consist of nine million square feet in facilities that we own and two million square feet in leased facilities with lease terms expiring between 2022 and 2042.

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

Our defense and aerospace operations are headquartered in Huntsville, Alabama in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. These defense and aerospace operations are AS9100 2016 certified and maintain other certifications in accordance with various U.S. military specifications, ANSI and other standards as appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100 2016 certified.

Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are certified to IATF16949:2016, the automotive industry standard.

Our oil and gas related manufacturing operations are, as applicable, certified to American Petroleum Institute (API) requirements.

Item 3.   Legal Proceedings

In June 2008, we were named by the Orange County Water District in a suit alleging that our actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against us were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied our petition to review this decision and, in December 2017, the Court of Appeals remanded the case back to the Superior Court for further proceedings. The first phase of a multi-phase trial commenced on April 12, 2021 and is expected to last for several more months. Subsequent trial phases, if necessary, likely would occur in the 2022/2023 timeframe. We are contesting the plaintiff’s claims vigorously.

In October 2018, a contractor who had been retained by us through a third party temporary staffing agency filed a lawsuit in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint sought certification of a class of all non-exempt employees. Although we continued to deny any wrongdoing, on November 19, 2020, we reached an agreement to resolve all claims (the “Settlement”), which is also expected to result in the dismissal of a suit alleging substantially similar claims filed in the Santa Clara County Superior Court in June 2021. The final amount of the judicially approved settlement was approximately $3.8 million, which will be paid during the first quarter of fiscal 2022.

On December 20, 2019, we sued our former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and gross negligence/willful misconduct, alleges that we fraudulently misrepresented our capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“Dialight MSA”), and then breached our obligations under the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks an unspecified amount of compensatory and punitive damages. We continue to vigorously prosecute our claim against Dialight. Further, we strongly disagree with Dialight’s allegations and intend to defend against them vigorously.

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

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. As of November 4, 2021, we had approximately 819 holders of record of our common stock.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock on October 1, 2016 and in each of such indices at month end starting on October 1, 2016 and its relative performance is tracked through October 2, 2021.

Comparison of 5 Year Cumulative Total Return *
Index Value
400
350
300
250
200
150
100
50
0
10/01/16
09/30/17
09/29/18
09/28/19
10/03/20
10/02/21
Sanmina Corporation
S&P 500 Index
NASDAQ Electronic Components Index

* $100 invested on 10/1/2016, including reinvestment of dividends, as applicable. Indexes calculated on a month-end basis.

Copyright @ 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	10/1/2016	9/30/2017	9/29/2018	9/28/2019	10/3/2020	10/2/2021
Sanmina Corporation	100.00	130.49	96.94	112.82	93.26	137.62
S&P 500	100.00	118.61	139.85	145.80	167.89	218.27
NASDAQ Electronic Components	100.00	138.58	160.30	168.74	248.54	350.95

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

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2021.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
July 4, 2021 through July 31, 2021	—	$—	—	$113,166,027
Month #2
August 1, 2021 through August 28, 2021	—	$—	—	$113,166,027
Month #3
August 29, 2021 through October 2, 2021	827,402	$39.12	827,402	$80,799,702
Total	827,402	$39.12	827,402
(1)     All months shown are our fiscal months.

(2)     Amounts do not include commissions payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements or expectations regarding litigation or pending investigations; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the future impact of supply chain shortages and changes in component pricing on our business; any statements regarding the future impact of potential tariffs on our business; any statements regarding the impact of changes in tax laws; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that we announce material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about us, our products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this annual report on Form 10-K or in any other report or document we file with the SEC.

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

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (IMS). Our IMS segment consists of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment.

2) Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplanes, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency RF, optical and microelectronic (microE) design and manufacturing services from our Advanced Micro Systems Technologies division; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering and logistics and repair.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in 2021. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the Saturday nearest to September 30. Fiscal 2021 and 2019 were each 52-week years and fiscal 2020 was a 53-week year, with the extra week included in the fourth quarter of fiscal 2020. All references to years relate to fiscal years unless otherwise noted.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. In addition, the COVID-19 pandemic created a unique and challenging environment in which our revenue and profitability in 2021 and 2020 were significantly and negatively impacted and will likely continue to be significantly and negatively impacted in at least the near term.

Our results of operations have been negatively impacted by rapidly changing market and economic conditions caused by the COVID-19 pandemic, as well as by numerous measures imposed by government authorities to try to contain the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, temporarily limited the types of products we could manufacture and the capacity of our logistics providers to deliver those products, and resulted in temporary closures of manufacturing sites and reduced staffing as mandated by government orders. Although employee infections have not yet had a significant impact on our operations, these conditions and measures require us to perform contact tracing, exclude potentially infected employees from the workplace and clean work areas used by infected employees. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers' businesses, the number of employees who may become infected or exposed to infected persons whom we would then be required to exclude from our plants, the need for temporary plant closures caused by large scale employee infections, the duration of the outbreak, the continued efficacy and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19 and actions that government authorities may take in response, such as the potential reimposition of government restrictions on staffing and the types of products we are permitted to build. However, we believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Separately, over the past two years, we incurred restructuring charges of $29 million under our company-wide restructuring plan adopted in October 2019 ("Q1 FY20 Plan"). These charges consist primarily of severance, the majority of which had been paid as of the end of fiscal 2021. Remaining cash payments are expected to occur through the end of fiscal 2022.

Sales to our ten largest customers typically represent approximately 50% of our net sales in any given year. Sales to Nokia represented 10% or more of our net sales in 2021, 2020 and 2019.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates related to accounts receivable, inventories, income taxes, environmental matters, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Due to the COVID-19 pandemic, the global economy and financial markets were disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. We have considered information available to us as of the date of issuance of these financial statements and, other than the impairments described in Note 5, are not aware of any specific events or circumstances that would require an update to our estimates or judgments, or a revision to the carrying value of our assets or liabilities. Our estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.

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

For purposes of determining when to recognize revenue, and in what amount, we apply a 5-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy a performance obligation. Each of these steps may involve the use of significant judgments.

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

Application of the cost-to-cost method for government contracts in our Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with ten other operating segments and reported under CPS for segment reporting purposes. In 2021, CPS revenue and gross profit were $1.3 billion and $177 million, respectively.

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

Results of Operations

Years Ended October 2, 2021, October 3, 2020 and September 28, 2019.

The following table presents our key operating results.

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Net sales	$6,756,643	$6,960,370	$8,233,859
Gross profit	$551,805	$525,707	$591,938
Gross margin	8.2%	7.6%	7.2%
Operating expenses	$270,505	$298,020	$305,821
Operating income	$281,300	$227,687	$286,117
Operating margin	4.2%	3.3%	3.5%
Net income	$268,998	$139,713	$141,515

 Net Sales

Net sales decreased from $7.0 billion for 2020 to $6.8 billion for 2021, a decrease of 2.9%. Net sales decreased from $8.2 billion for 2019 to $7.0 billion for 2020, a decrease of 15.5%. Sales by end market were as follows:

	Year Ended			2021 vs. 2020		2020 vs. 2019
	October 2, 2021	October 3, 2020	September 28, 2019	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Automotive	$3,890,041	$4,127,720	$4,572,006	$(237,679)	(5.8)%	$(444,286)	(9.7)%
Communications Networks and Cloud Infrastructure	2,866,602	2,832,650	3,661,853	33,952	1.2%	(829,203)	(22.6)%
Total	$6,756,643	$6,960,370	$8,233,859	$(203,727)	(2.9)%	$(1,273,489)	(15.5)%

Comparison of 2021 to 2020 by End Market

The decrease in sales in our industrial, medical, defense and automotive end market was caused primarily by the continuing negative impact of the COVID-19 pandemic in 2021, which resulted in supply shortages, restrictions on the types of products we could manufacture and disruptions to our operations and those of our customers. In particular, there was a shortage of components in our industrial segment starting in the second half of 2021 that prevented us from shipping all of the product for which we had demand. The slight increase in sales in our communications networks and cloud infrastructure end market was primarily due to a more significant impact from the COVID-19 pandemic in 2020 than in 2021.

Comparison of 2020 to 2019 by End Market

The decrease in sales was caused primarily by two factors. First, sales in 2019 were favorably impacted by the increased availability of components, the availability of which had been constrained in 2018. Improved availability of these components in 2019 allowed us to catch up to pent-up demand, beginning in the first quarter of 2019 and continuing throughout 2019. Secondly, beginning in the second quarter of 2020, our sales were negatively impacted by the COVID-19 pandemic, which resulted in supply shortages, restrictions on the types of products we could manufacture and disruptions to our operations and those of our customers.

Gross Margin

Gross margin was 8.2%, 7.6% and 7.2% in 2021, 2020 and 2019, respectively. IMS gross margin increased to 7.1% in 2021 from 6.7% in 2020, primarily due to increased operational efficiencies and the benefit of cost reduction and containment efforts implemented in 2020, some of which were in response to the COVID-19 pandemic. CPS gross margin increased to

12.7% in 2021 from 11.5% in 2020, primarily due to increased volume, operational efficiencies, favorable product mix and the benefit of cost reduction and containment efforts described above.

IMS gross margin increased to 6.7% in 2020 from 6.4% in 2019. The increase was primarily due to cost reduction and containment efforts implemented in 2020, some of which were in response to the COVID-19 pandemic. Additionally, our self-insured medical claims in the U.S. were significantly lower in 2020 primarily because elective medical procedures were suspended in most states throughout a portion of the year due to the COVID-19 pandemic. Lastly, certain of our foreign subsidiaries received government subsidies in 2020 to help mitigate the impact of COVID-19. CPS gross margin increased to 11.5% in 2020 from 10% in 2019. The increase was primarily due to continued benefits of certain plant closures during the past two years and the factors described above with respect to IMS gross margin.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margin may be caused by a number of factors, including:

•the ongoing impacts of the COVID-19 pandemic on our operations and those of our suppliers and on our customers' businesses;
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

Selling, General and Administrative

Selling, general and administrative expenses were $234.5 million, $240.9 million and $260.0 million in 2021, 2020 and 2019, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.5%, 3.5% and 3.2% for 2021, 2020 and 2019, respectively. The decrease in absolute dollars in 2021 was primarily attributable to reduced headcount in 2021 resulting from continued actions under our Q1 FY20 Plan and reduced travel and certain other expenses in 2021 in continued response to the COVID-19 pandemic. The decrease in absolute dollars 2020 was primarily due to lower incentive compensation expense, reduced headcount in 2020 resulting from actions under our Q1 FY20 Plan, and reduced travel and certain other expenses in 2020 in response to the COVID-19 pandemic.

Research and Development

Research and development expenses were $20.9 million, $22.6 million and $27.6 million in 2021, 2020 and 2019, respectively. As a percentage of net sales, research and development expenses were 0.3%, 0.3% and 0.3% in 2021, 2020 and 2019, respectively. The decrease in absolute dollars from 2019 to 2020 resulted primarily from reduced headcount as a result of consolidating engineering resources in our enterprise computing and storage end market.

Restructuring

Restructuring costs were $15 million, $27 million, and $14 million in 2021, 2020, and 2019, respectively.

The following table is a summary of restructuring costs:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Severance costs	$9,405	$17,919	$—
Other exit costs (recognized as incurred)	1,834	71	—
Total - Q1 FY20 Plan	11,239	17,990	—
Costs incurred for other plans	3,818	8,793	13,753
Total - all plans	$15,057	$26,783	$13,753
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan ("Q1 FY20 Plan") under which we have incurred restructuring costs of approximately $29 million as of October 2, 2021. These costs consist primarily of severance, the majority of which had been paid as of the end of fiscal 2021. Remaining cash payments are expected to occur through the end of fiscal 2022. Actions under this plan are substantially complete.

Other plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans
Our Integrated Manufacturing Solutions ("IMS") segment incurred costs of $9 million and $13 million for the year ended October 2, 2021 and October 3, 2020, respectively. Our CPS segment incurred costs of $5 million and $9 million for the years ended October 2, 2021 and October 3, 2020, respectively. In addition, we incurred costs of $1 million and $5 million for the years ended October 2, 2021 and October 3, 2020, respectively, for corporate headcount reductions that were not allocated to our IMS and CPS segments. We had accrued liabilities of $6 million and $9 million as of October 2, 2021 and October 3, 2020, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

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

Interest Expense

Interest expense was $19.6 million, $28.9 million and $30.8 million in 2021, 2020 and 2019, respectively. Interest expense decreased $9 million in 2021 primarily due to lower daily average borrowings under our revolving credit facility.

Other Income (Expense), net

Other income (expense) was a net income of $44.3 million in 2021, a net expense of $0.3 million in 2020 and a net expense of $10.8 million in 2019. Other net income in 2021 consists primarily of a $15 million gain from the sale of certain intellectual property assets, an $8 million gain on liquidation of a foreign entity and receipt of payments of $16 million in connection with settlements of certain anti-trust class action matters.

Provision for Income Taxes

We recorded income tax expense of $38.0 million, $61.0 million and $104.1 million in 2021, 2020 and 2019, respectively. Our effective tax rate was 12.4%, 30.4% and 42.4% for 2021, 2020 and 2019, respectively.

Our effective tax rate for 2021 was lower than the expected U.S. statutory rate of 21% primarily due to a $43 million tax benefit resulting from the release of foreign tax reserves due to lapse of time and expiration of statutes of limitations.

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

Liquidity and Capital Resources

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
		(In thousands)
Net cash provided by (used in):
Operating activities	$338,342	$300,555	$382,965
Investing activities	(91,325)	(64,409)	(127,641)
Financing activities	(77,318)	(210,280)	(220,218)
Effect of exchange rate changes	(199)	(81)	107
Increase in cash and cash equivalents	$169,500	$25,785	$35,213

Key Working Capital Management Measures

	As of
	October 2, 2021	October 3, 2020
Days sales outstanding (1)	64	54
Contract asset days (2)	19	20
Inventory turns (3)	6.3	7.3
Days inventory on hand (4)	58	50
Accounts payable days (5)	83	70
Cash cycle days (6)	58	54

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

Cash and cash equivalents were $650 million at October 2, 2021 and $481 million at October 3, 2020. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was approximately $1.5 billion and $1.3 billion as of October 2, 2021 and October 3, 2020, respectively.

Net cash provided by operating activities was $338 million, $301 million and $383 million for 2021, 2020 and 2019, respectively. Cash flows from operating activities consists of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2021, we generated $423 million of cash from earnings, excluding non-cash items, and used $84 million of cash because of an increase in our net operating assets and liabilities, resulting primarily from increases in accounts receivable and inventories of $147 million and $167 million, respectively, partially offset by an increase in accounts payable of $236 million. The increase in accounts receivable is primarily attributable to reduced sales of accounts receivable and an unfavorable shift in linearity of product shipment to customers. The increase in inventory is primarily due to shortages of certain components that prevented us from shipping all products for which we had both demand and other components necessary to build such products. The increase in accounts payable is due primarily to a favorable shift in supplier payment terms mix from suppliers with whom we have shorter payment terms to suppliers with whom we have longer payment terms and a favorable shift in the linearity of material receipts.

Net cash used in investing activities was $91 million, $64 million and $128 million for 2021, 2020 and 2019, respectively. In 2021, we used $73 million of cash for capital expenditures, paid $21 million in connection with a business combination, purchased $3 million of long-term investments and received $5 million from the sale of certain intellectual property assets. In 2020, we used $66 million of cash for capital expenditures.

Net cash used in financing activities was $77 million, $210 million and $220 million for 2021, 2020 and 2019, respectively. In 2021, we repurchased $64 million of common stock (including $10 million in settlement of employee tax withholding obligations), repaid an aggregate of $19 million of long-term debt, received $3 million of proceeds from issuances of common stock pursuant to stock option exercises and received $3 million of installment payments from the sale of certain intellectual property assets. In 2020, we repurchased $179 million of common stock (including $13 million in settlement of employee tax withholding obligations), repaid an aggregate of $39 million of long-term debt and received $8 million of proceeds from issuances of common stock pursuant to stock option exercises.

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

Revolving Credit Facility. During the first quarter of 2019, we entered into a Fourth Amended and Restated Credit Agreement that provides for a committed $375 million term loan ("Term Loan"), which was further amended on April 5, 2019 to provide for a total of $700 million in revolving commitments, together with an accordion feature by which we can obtain, subject to the satisfaction of specified conditions and commitment of the lenders, additional revolving commitments in an aggregate amount of up to $200 million (the "Amended Cash Flow Revolver").

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

Our and our subsidiary guarantors’ obligations under the Amended Cash Flow Revolver are secured by substantially all of the assets (excluding real property) of Sanmina and its subsidiary guarantors, subject to certain exceptions.

As of October 2, 2021, no borrowings and $8 million of letters of credit were outstanding under the Amended Cash Flow Revolver, under which $692 million was available to borrow. There were no borrowings outstanding under the Amended Cash Flow Revolver as of October 3, 2020.

Short-term Borrowing Facilities. As of October 2, 2021, certain of our foreign subsidiaries had a total of $69 million of short-term borrowing facilities available, under which no borrowings were outstanding. These facilities expire at various dates through the first quarter of 2023.

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

As of October 2, 2021, we were in compliance with our covenants.

Other Liquidity Matters

Our Board of Directors has authorized us to repurchase shares of our common stock, subject to a dollar limitation. The timing of repurchases depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. During the first quarter of 2020, the Board of Directors authorized us to purchase $200 million of our common stock on the same terms as previously approved repurchase programs with no expiration date. We repurchased 1.5 million and 6.4 million shares of our common stock for $54 million and $166 million in the open market in 2021 and 2020 under this program, respectively. As of October 2, 2021, $81 million remains available under the current authorized program. Although stock repurchases are intended to increase stockholder value by reducing the number of outstanding shares and to offset the dilution that results from the issuance of shares under our equity plans, repurchases of shares also reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors.

We entered into a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of October 2, 2021, a maximum of $554 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. For the years ended October 2, 2021 and October 3, 2020, we sold $0.5 billion and $1.7 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of October 2, 2021 and October 3, 2020, $7 million and $97 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of October 2, 2021 and October 3, 2020, $18 million and $39 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively converts a portion of our variable interest rate obligations under our Amended Cash Flow Revolver to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of October 2, 2021 and October 3, 2020. The aggregate effective interest rate of these swaps as of October 2, 2021 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $19 million as of October 2, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of October 2, 2021, we had accrued liabilities of $37 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of October 2, 2021, we had a liability of $85 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. In 2021, we generated $338 million of cash from operations and had $650 million of cash and cash equivalents as October 2, 2021. Our primary sources of liquidity as of October 2, 2021 consisted of (1) cash and cash equivalents of $650 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $69 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by an additional $200 million.

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

As of October 2, 2021, 62% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of leases, the Term Loan, pension plan funding obligations and unrecognized tax benefits as of October 2, 2021.

A summary of our operating lease obligations as of October 2, 2021 can be found in Note 8, “Leases”, to the Consolidated Financial Statements contained in this report.

A summary of our long-term debt obligations as of October 2, 2021 can be found in Note 7, “Debt”, to the Consolidated Financial Statements contained in this report.

We have defined benefit pension plans with an underfunded amount of $46 million as of October 2, 2021. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. Additionally, as of October 2, 2021, we were unable to reliably estimate when cash settlements with taxing authorities may occur with respect to our long-term liabilities arising from unrecognized tax benefits of $85 million.

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

Off-Balance Sheet Arrangements

As of October 2, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan of $333 million under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of October 2, 2021, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. Accordingly, these forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of October 2, 2021, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $353 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in an aggregate notional amount of $110 million as of October 2, 2021.

The net impact of an immediate 10 percent change in exchange rates would not be material to our consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is included below and incorporated by reference from the financial statement schedule included in “Part IV-Item 15(a)(2)”.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and its subsidiaries (the “Company”) as of October 2, 2021 and October 3, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 2, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Cost-to-cost method for government contracts in the Defense and Aerospace division

As described in Notes 2 and 4 to the consolidated financial statements, revenues for the CPS segment were $1.3 billion for the year ended October 2, 2021, of which the defense and aerospace division represents a portion of the segment. The Company recognizes revenue for defense and aerospace government contracts on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion), which management believes best depicts the transfer of control to the customer. Recognition of revenue on government contracts requires the use of significant judgment with respect to estimated materials, labor, and subcontractor costs.

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
November 12, 2021

We have served as the Company’s auditor since 2016.

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	October 2, 2021	October 3, 2020
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$650,026	$480,526
Accounts receivable, net of allowances of approximately $7 million and $9 million as of October 2, 2021 and October 3, 2020, respectively	1,192,434	1,043,334
Contract assets	348,741	396,583
Inventories	1,036,511	861,281
Prepaid expenses and other current assets	53,952	37,718
Total current assets	3,281,664	2,819,442
Property, plant and equipment, net	532,985	559,242
Deferred income tax assets, net	235,117	273,470
Other	156,953	120,502
Total assets	$4,206,719	$3,772,656
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,464,693	$1,210,049
Accrued liabilities	161,896	171,761
Accrued payroll and related benefits	117,648	122,029
Short-term debt, including current portion of long-term debt	18,750	18,750
Total current liabilities	1,762,987	1,522,589
Long-term liabilities:
Long-term debt	311,572	329,249
Other	253,532	290,902
Total long-term liabilities	565,104	620,151
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 166,667 shares; 108,734 and 107,629 shares issued and 64,307 and 64,999 shares outstanding as of October 2, 2021 and October 3, 2020, respectively	643	650
Treasury stock, 44,427 and 42,630 shares as of October 2, 2021 and October 3, 2020, respectively, at cost	(1,047,202)	(983,143)
Additional paid-in capital	6,338,863	6,300,887
Accumulated other comprehensive income	40,690	34,886
Accumulated deficit	(3,454,366)	(3,723,364)
Total stockholders' equity	1,878,628	1,629,916
Total liabilities and stockholders' equity	$4,206,719	$3,772,656

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands, except per share amounts)

Net sales	$6,756,643	$6,960,370	$8,233,859
Cost of sales	6,204,838	6,434,663	7,641,921
Gross profit	551,805	525,707	591,938
Operating expenses:
Selling, general and administrative	234,537	240,931	260,032
Research and development	20,911	22,564	27,552
Restructuring and other	15,057	27,916	18,237
Goodwill impairment	—	6,609	—
Total operating expenses	270,505	298,020	305,821

Operating income	281,300	227,687	286,117

Interest income	925	2,322	1,111
Interest expense	(19,551)	(28,903)	(30,763)
Other income (expense), net	44,331	(348)	(10,846)
Interest and other, net	25,705	(26,929)	(40,498)
Income before income taxes	307,005	200,758	245,619
Provision for income taxes	38,007	61,045	104,104
Net income	$268,998	$139,713	$141,515

Net income per share:
Basic	$4.12	$2.02	$2.05
Diluted	$4.01	$1.97	$1.97

Weighted-average shares used in computing per share amounts:
Basic	65,318	69,041	69,129
Diluted	67,084	70,793	71,678

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)

Net income	$268,998	$139,713	$141,515
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,223)	(925)	(1,621)
Derivative financial instruments:
Change in net unrealized amount	3,034	(3,646)	(21,508)
Amount reclassified into net income	4,863	1,332	1,955
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition cost	4,713	(6,240)	(11,450)
Amortization of actuarial losses and transition cost	2,417	2,106	939
Total other comprehensive income (loss)	$5,804	$(7,373)	$(31,685)
Comprehensive income	$274,802	$132,340	$109,830

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT SEPTEMBER 29, 2018	103,128	$6,222,988	(35,351)	$(791,366)	$73,944	$(4,032,722)	$1,472,844
Issuances under stock plans	2,423	13,539	—	—	—	—	13,539
Stock-based compensation	—	30,844	—	—	—	—	30,844
Repurchases of treasury stock	—	138	(480)	(12,752)	—	—	(12,614)
Other comprehensive loss	—	—	—	—	(31,685)	—	(31,685)
Cumulative effect of new accounting pronouncement						28,130	28,130
Net income	—	—	—	—	—	141,515	141,515
BALANCE AT SEPTEMBER 28, 2019	105,551	$6,267,509	(35,831)	$(804,118)	$42,259	$(3,863,077)	$1,642,573
Issuances under stock plans	2,078	7,793	—	—	—	—	7,793
Stock-based compensation	—	26,235	—	—	—	—	26,235
Repurchases of treasury stock	—	—	(6,799)	(179,025)	—	—	(179,025)
Other comprehensive loss	—	—	—	—	(7,373)	—	(7,373)
Net income	—	—	—	—	—	139,713	139,713
BALANCE AT OCTOBER 3, 2020	107,629	$6,301,537	(42,630)	$(983,143)	$34,886	$(3,723,364)	$1,629,916
Issuances under stock plans	1,105	2,993	—	—	—	—	2,993
Stock-based compensation	—	34,976	—	—	—	—	34,976
Repurchases of treasury stock	—	—	(1,797)	(64,059)	—	—	(64,059)
Other comprehensive income	—	—	—	—	5,804	—	5,804
Net income	—	—	—	—	—	268,998	268,998
BALANCE AT OCTOBER 2, 2021	108,734	$6,339,506	(44,427)	$(1,047,202)	$40,690	$(3,454,366)	$1,878,628

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$268,998	$139,713	$141,515
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	109,656	114,218	116,949
Stock-based compensation expense	34,976	26,235	30,844
Deferred income taxes	33,724	13,567	54,668
Impairment of goodwill and other assets	—	8,409	—
Gain on sale of intellectual property	(15,000)	—	—
Gain on liquidation of foreign entity	(8,263)	—	—
Other, net	(1,371)	(239)	2,219
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(146,516)	83,623	54,947
Contract assets	47,842	(283)	(20,814)
Inventories	(167,186)	39,564	121,383
Prepaid expenses and other assets	(6,486)	17,798	10,018
Accounts payable	236,270	(106,640)	(182,521)
Accrued liabilities	(48,302)	(35,410)	53,757
Cash provided by operating activities	338,342	300,555	382,965
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net of proceeds from asset sales	(73,296)	(65,982)	(134,674)
Proceeds from sales of property, plant and equipment	1,084	1,573	7,532
Purchases of investments	(2,705)	(30,000)	(499)
Sale of investments	—	30,000	—
Cash paid for business acquisition, net of cash acquired	(21,408)	—	—
Proceeds from sale of intellectual property	5,000	—	—
Cash used in investing activities	(91,325)	(64,409)	(127,641)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	399,600	1,909,000	3,884,325
Repayments of revolving credit facility borrowings	(399,600)	(1,909,000)	(4,099,325)
Repayments of long-term debt	(18,752)	(39,048)	(378,416)
Proceeds from long-term debt	—	—	375,000
Debt issuance costs	—	—	(2,727)
Net proceeds from stock issuances	2,993	7,793	13,539
Repurchases of common stock	(64,059)	(179,025)	(12,614)
Proceeds from collection of notes receivable	2,500	—	—
Cash used in financing activities	(77,318)	(210,280)	(220,218)
Effect of exchange rate changes	(199)	(81)	107
Increase in cash and cash equivalents	169,500	25,785	35,213
Cash and cash equivalents at beginning of year	480,526	454,741	419,528
Cash and cash equivalents at end of year	$650,026	$480,526	$454,741

Cash paid during the year:
Interest, net of capitalized interest	$15,264	$20,477	$30,143
Income taxes, net of refunds	$33,358	$30,700	$32,132
Unpaid purchases of property, plant and equipment at end of period	$20,929	$12,371	$27,279

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

The Company's operations are managed as two businesses:

1)Integrated Manufacturing Solutions (IMS). IMS is a single operating segment consisting of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment.

2)Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplanes, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency (RF) and microelectronic (microE) design and manufacturing services from Advanced Micro Systems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering and logistics and repair.

The Company's only reportable segment is IMS, which represented approximately 80% of total revenue in 2021. The CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services”.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2021 and 2019 were each 52 weeks and fiscal 2020 was a 53-week year, with the extra week occurring during the fourth quarter of fiscal 2020. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation. The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances and transactions have been eliminated.

Note 2. Summary of Significant Accounting Policies

Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Due to the COVID-19 pandemic, the global economy and financial markets were disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for excess and obsolete inventories, environmental matters, and legal exposures; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; and determining fair values of tangible and intangible assets for purposes of impairment tests. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Financial Instruments and Concentration of Credit Risk. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, interest rate swap agreements, accounts payable and debt obligations. The fair value of these financial instruments approximates their carrying amount as of October 2, 2021 and

October 3, 2020 due to the nature or short maturity of these instruments, or because, in some cases, the instruments are recorded at fair value on the consolidated balance sheets.

Accounts Receivable and Other Related Allowances. The Company had allowances of approximately $7 million and $9 million as of October 2, 2021 and October 3, 2020, respectively, for uncollectible accounts, product returns and other net sales adjustments. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

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

Leases. The Company's leases consist primarily of operating leases for buildings and land and have initial lease terms of up to 44 years. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company's initial lease liability and corresponding right-of-use ("ROU") asset only if it is reasonably certain that the Company will exercise such options. Leases with lease terms of twelve months or less are not recorded on the Company's balance sheet.

The Company’s lease liability and ROU assets represent the present value of future lease payments which are a combination of lease components and non-lease components such as maintenance and utilities. Operating lease expense is recognized on a straight line basis over the term of the lease. Certain of the Company’s lease payments are variable because such payments adjust periodically based on changes in consumer price and other indexes. Variable payments are expensed as incurred and not included in the measurement of lease liabilities and ROU assets. Since the Company's leases generally do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date for purposes of determining the present value of lease payments. The Company's incremental borrowing rate is based on the term of the lease, the economic environment of the lease and the effect of collateralization, if any.

The Company adopted ASC 842 on September 29, 2019, the first day of fiscal 2020. Upon adoption of the new standard, the Company recognized approximately $65 million of ROU assets and lease liabilities. Adoption of the new standard did not have a material impact on the Company’s consolidated statements of income or consolidated statements of cash flows.

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

For purposes of determining when to recognize revenue, and in what amount, the Company applies a 5-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Each of these steps may involve the use of significant judgments.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with ten other operating segments and reported under Components, Products and Services ("CPS") for segment reporting purposes. In 2021, CPS revenue and gross profit was $1.3 billion and $177 million, respectively.

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

The Company's tax rate is dependent upon the geographic distribution of its worldwide income or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, including net operating losses, and the effectiveness of its tax planning strategies.

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

Recent Accounting Pronouncements Adopted in Fiscal Year 2021

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU was effective for the Company at the beginning of fiscal 2021. There was no impact upon adoption of this ASU.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the existing incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU was effective for the Company at the beginning of fiscal 2021.The impact of adoption of this ASU was not material.

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

Note 3. Balance Sheet and Income Statement Details

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	October 2, 2021	October 3, 2020
	(In thousands)
Machinery and equipment	$1,491,156	$1,479,768
Land and buildings	645,639	657,716
Leasehold improvements	44,899	44,786
Furniture and fixtures	25,394	24,501
Construction in progress	40,524	3,750
	2,247,612	2,210,521
Less: Accumulated depreciation and amortization	(1,714,627)	(1,651,279)
Property, plant and equipment, net	$532,985	$559,242

Depreciation expense was $109 million, $113 million and $115 million for 2021, 2020 and 2019, respectively.

Other Income (Expense), net

Other income (expense), net was primarily composed of the following in 2021:

The Company sold certain intellectual property assets for $15 million, of which $8 million was received in cash and $7 million is due in two remaining installments, the last of which is due August 31, 2022.

A foreign entity of the Company was substantially liquidated and the Company reclassified $8 million of cumulative translation adjustments associated with this entity from accumulated other comprehensive income to other income (expense), net in the consolidated statements of income. There were no other significant reclassifications from accumulated other comprehensive income to the consolidated statements of income for any period presented.

The Company received $16 million in connection with settlements of certain anti-trust class action matters.

Note 4. Revenue Recognition

The Company is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. For purposes of determining when to recognize revenue, and in what amount, the Company applies a 5-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Each of these steps may involve the use of significant judgments, as discussed below.
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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with ten other operating segments and reported under Components, Products and Services ("CPS") for segment reporting purposes. In 2021, CPS revenue and gross profit was $1.3 billion and $177 million, respectively.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Segments:
IMS	$5,454,269	$5,699,751	$6,858,676
CPS	1,302,374	1,260,619	1,375,183
Total	$6,756,643	$6,960,370	$8,233,859

End Markets:
Communications Networks and Cloud Infrastructure	$2,866,602	$2,832,650	$3,661,853
Industrial, Medical, Defense and Automotive	3,890,041	4,127,720	4,572,006
Total	$6,756,643	$6,960,370	$8,233,859

Geography:
Americas (1)	$3,182,849	$3,450,527	$4,194,652
EMEA	1,055,831	995,838	1,051,192
APAC	2,517,963	2,514,005	2,988,015
Total	$6,756,643	$6,960,370	$8,233,859
(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Note 5. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of October 2, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $46 million and $40 million as of October 2, 2021 and October 3, 2020, respectively. Defined benefit plan assets were $40 million and $39 million as of October 2, 2021 and October 3, 2020, respectively. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of October 2, 2021 or October 3, 2020. Interest rate swaps had a negative value of $19 million and $29 million, as of October 2, 2021 and October 3, 2020, respectively.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of October 2, 2021 or October 3, 2020.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets, such as intangible assets, goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded. During 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 pandemic. This commodity price decline resulted in a negative impact to the projected cash flows of the Company’s oil and gas reporting unit that is part of the Company's Components, Products and Services ("CPS") operating segment and, therefore, the Company performed a goodwill impairment test for this particular reporting unit. The Company concluded that the fair value of the reporting unit was below its carrying value, resulting in a goodwill impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. The Company also recorded an impairment charge of $2 million in 2020 for certain long-lived assets, which is included in "Restructuring and other" on the consolidated statements of income.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	October 2, 2021	October 3, 2020
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$110,098	$113,300
Number of contracts	48	48
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$353,108	$352,062
Number of contracts	46	45

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of October 2, 2021 and October 3, 2020. The aggregate effective interest rate of these swaps as of October 2, 2021 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $19 million as of October 2, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the consolidated balance sheets.

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

Nokia represented more than 10% of the Company's net sales in 2021, 2020 and 2019 and 10% or more of the Company's gross accounts receivable as of October 2, 2021 and October 3, 2020.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	October 2, 2021	October 3, 2020
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	$330,322	$347,999
Less: Current portion of long-term debt	18,750	18,750
Long-term debt	$311,572	$329,249

Secured Notes. In 2014, the Company issued $375 million of senior secured notes due 2019 ("Secured Notes"). The Secured Notes were repaid upon maturity on June 1, 2019. There was no gain or loss associated with the extinguishment of the Secured Notes.

Non-interest Bearing Promissory Notes. On February 1, 2016, the Company completed an acquisition and financed $15 million of the purchase price with the acquiree using a four-year non-interest bearing promissory note. The Company repaid these notes during 2020.

Revolving Credit Facility.

During the first quarter of 2019, the Company entered into a Fourth Amended and Restated Credit Agreement that provides for a committed $375 million term loan ("Term Loan"), which was further amended on April 5, 2019 to provide for a total of $700 million in revolving commitments, together with an accordion feature by which we can obtain, subject to the satisfaction of specified conditions and commitment of the lenders, additional revolving commitments in an aggregate amount of up to $200 million (the "Amended Cash Flow Revolver").

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

Maturities of the Term Loan as of October 2, 2021 by fiscal year are as follows:

(In Thousands)
2022	$18,750
2023	14,062
2024	300,000
$332,812

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

As of October 2, 2021, no borrowings and $8 million of letters of credit were outstanding under the Amended Cash Flow Revolver, under which $692 million was available to borrow. There were no borrowings outstanding under the Amended Cash Flow Revolver as of October 3, 2020.

Foreign Short-term Borrowing Facilities. As of October 2, 2021, certain foreign subsidiaries of the Company had a total of $69 million of short-term borrowing facilities available, under which no borrowings were outstanding. These facilities expire at various dates through the first quarter of 2023.

Debt Covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of October 2, 2021.

Note 8. Leases

ROU assets and lease liabilities recorded in the consolidated balance sheet as of October 2, 2021 are as follows:

	As of
	October 2, 2021	October 3, 2020
	(In thousands)
Other assets (1)	$68,012	$52,552

Accrued liabilities	$17,219	$16,659
Other long-term liabilities	38,587	37,015
Total lease liabilities	$55,806	$53,674

Weighted average remaining lease term (in years)	14.46	6.88
Weighted average discount rate	2.72%	3.13%

(1)    Net of accumulated amortization of $29 million and $16 million as of October 2, 2021 and October 3, 2020, respectively.

Cash paid for operating lease liabilities was $20 million and $19 million for the years ended October 2, 2021 and October 3, 2020, respectively. Operating lease expense, which includes immaterial amounts of short-term leases, variable lease costs and sublease income, was $21 million, $21 million and $26 million for the years ended October 2, 2021, October 3, 2020 and September 28, 2019, respectively.

Future lease payments under non-cancelable operating leases as of October 2, 2021, by fiscal year, are as follows:

Operating Leases
(In thousands)
2022	$18,475
2023	12,602
2024	8,366
2025	6,440
2026	4,155
Thereafter	11,341
Total lease payments	61,379
Less: imputed interest	5,573
Total	$55,806

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. For the years ended October 2, 2021 and October 3, 2020, the Company sold approximately $0.5 billion and approximately $1.7 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of October 2, 2021 and October 3, 2020, $7 million and $97 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of October 2, 2021 and October 3, 2020, $18 million and $39 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

Note 10. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of October 2, 2021 and October 3, 2020, the Company had reserves of $37 million for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of October 2, 2021, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of October 2, 2021. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017. In November 2017, the California Supreme Court denied the Company’s petition to review this decision and, in December 2017, the Court of Appeal remanded the case back to the Superior Court for further proceedings. The first phase of a multi-phase trial against the Company and several other defendants commenced on April 12, 2021 and is expected to last for several more months. Subsequent trial phases, if necessary, likely would occur in the 2022/2023 timeframe. The Company is contesting the plaintiff’s claims vigorously.

Other Matters

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency filed a lawsuit in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint sought certification of a class of all non-exempt employees. Although the Company continued to deny any wrongdoing, on November 19, 2020, the Company reached an agreement to resolve all claims (the “Settlement”), which is also expected to result in the dismissal of a suit alleging substantially similar claims filed in the Santa Clara County Superior Court in June 2021. The final amount of the judicially approved Settlement was approximately $3.8 million, which will be paid during the first quarter of fiscal 2022.

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

For each of the matters noted above, with the exception of the Settlement above, the Company is unable to reasonably estimate a range of possible loss at this time.

Note 11. Restructuring

Restructuring costs were $15 million, $27 million, and $14 million in 2021, 2020, and 2019, respectively.

The following table is a summary of restructuring costs:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Severance costs	$9,405	$17,919	$—
Other exit costs (recognized as incurred)	1,834	71	—
Total - Q1 FY20 Plan	11,239	17,990	—
Costs incurred for other plans	3,818	8,793	13,753
Total - all plans	$15,057	$26,783	$13,753
Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan ("Q1 FY20 Plan") under which the Company has incurred restructuring costs of approximately $29 million as of October 2, 2021. These costs consist primarily of severance, the majority of which had been paid as of the end of fiscal 2021. Remaining cash payments are expected to occur through the end of fiscal 2022. Actions under this plan are substantially complete.

Other plans

Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans
The Company’s Integrated Manufacturing Solutions ("IMS") segment incurred costs of $9 million and $13 million for the years ended October 2, 2021 and October 3, 2020, respectively. The Company’s CPS segment incurred costs of $5 million and $9 million for the years ended October 2, 2021 and October 3, 2020, respectively. In addition, the Company incurred costs of $1 million and $5 million for the years ended October 2, 2021 and October 3, 2020, respectively, for Corporate headcount reductions that were not allocated to the Company's IMS and CPS segments. The Company had accrued liabilities of $6 million and $9 million as of October 2, 2021 and October 3, 2020, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

The Company expects to incur restructuring costs in future periods primarily for vacant facilities and former sites for which the Company is or may be responsible for environmental remediation.

Note 12. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Domestic	$200,300	$96,993	$153,696
Foreign	106,705	103,765	91,923
Total	$307,005	$200,758	$245,619

The provision for income taxes consists of the following:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Federal:
Current	$705	$(917)	$868
Deferred	34,157	9,460	45,910
State:
Current	4,241	1,705	2,747
Deferred	(302)	2,579	2,961
Foreign:
Current	(906)	46,376	45,929
Deferred	112	1,842	5,689
Total provision for income taxes	$38,007	$61,045	$104,104

The Company's provision for income taxes for 2021, 2020 and 2019 was $38 million (12% of income before taxes), $61 million (30% of income before taxes) and $104 million (42% of income before taxes), respectively. The effective tax rate for 2021 is lower than the expected U.S. statutory rate of 21% primarily due to a $43 million tax benefit resulting from the release of foreign tax reserves in 2021.

The effective tax rate for 2020 is higher than the expected U.S. statutory rate of 21% primarily due to foreign operations that are taxed at rates higher than the U.S. statutory rate. During 2019, the Company recorded $22 million of deferred tax expense for a tax-related restructuring transaction.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	October 2, 2021	October 3, 2020
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$127,243	$168,570
Foreign net operating loss carryforwards	112,516	111,418
Intangibles	24,219	22,684
Accruals not currently deductible	43,932	49,022
Property, plant and equipment	25,494	24,545
Tax credit carryforwards	17,250	15,948
Reserves not currently deductible	11,534	13,389
Stock compensation expense	7,677	6,519
Federal benefit of foreign operations	18,336	16,973
Derivatives and other impacts of OCI	7,637	10,793
Lease deferred tax asset	11,563	10,929
Other	—	3,063
Valuation allowance	(115,258)	(111,127)
Total deferred tax assets	292,143	342,726
Deferred tax liabilities on undistributed earnings	(14,775)	(16,240)
Deferred tax liabilities on branch operations	(30,000)	(32,351)
Revenue recognition	(1,702)	(14,258)
Lease deferred tax liability	(11,349)	(10,781)
Other	(2,495)	—
Net deferred tax assets	$231,822	$269,096
Recorded as:
Deferred tax assets	$235,117	$273,470
Deferred tax liabilities	(3,295)	(4,374)
Net deferred tax assets	$231,822	$269,096

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing the Company's ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods. The Company's valuation allowance as of October 2, 2021 relates primarily to foreign net operating losses, with the exception of $14 million related to U.S. state net operating losses.

The Company provides deferred tax liabilities for the tax consequences associated with the undistributed earnings that are expected to be repatriated to subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. As of October 2, 2021, income taxes and foreign withholding taxes have not been provided for approximately $410 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of October 2, 2021, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $505 million, $353 million and $498 million, respectively. The federal and state net operating loss carryforwards begin expiring in fiscal years 2027 and 2024, respectively, and expire at various dates through September 29, 2035. Certain foreign net operating losses start expiring in 2022. However, the majority of foreign net operating losses carryforward indefinitely. As of October 2, 2021, the Company has federal tax credits of $14 million that expire between 2031 and 2041. There are certain restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
Federal tax at statutory tax rate	21.00%	21.00%	21.00%
Effect of foreign operations	7.33	13.02	10.28
Permanent items	(1.86)	(0.59)	0.40
Discrete charge for restructuring transaction	—	—	8.88
Federal credits	(0.50)	(1.31)	(0.07)
Other	(0.17)	(0.06)	0.68
State income taxes, net of federal benefit	1.01	1.96	2.19
Release of foreign tax reserves	(14.43)	(3.61)	(0.98)
Effective tax rate	12.38%	30.41%	42.38%

A reconciliation of the beginning and ending amount of total liabilities for unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Balance, beginning of year	$74,612	$66,677	$60,787
Increase (decrease) related to prior year tax positions	6,063	1,327	(1,731)
Increase related to current year tax positions	7,349	9,907	8,902
Settlements	—	—	(626)
Decrease related to lapse of time and expiration of statutes of limitations	(20,243)	(3,299)	(655)
Balance, end of year	$67,781	$74,612	$66,677

The Company had reserves of $17 million and $40 million as of October 2, 2021 and October 3, 2020, respectively, for the payment of interest and penalties relating to unrecognized tax benefits. During 2021, the Company recognized a net income tax benefit for interest and penalties of $23 million due to lapse of time and expiration of statutes of limitations compared to a net income tax expense of $1 million in 2020. The Company recognizes interest and penalties related to liabilities for unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income and a reduction of the effective tax rate of $58 million, $68 million and $62 million for years 2021, 2020 and 2019, respectively.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently being audited by the Internal Revenue Service for tax years 2008 through 2010. To the extent the final tax liabilities are different from the amounts accrued, this would result in an increase or decrease in net operating loss carryforwards which could materially impact tax expense. Additionally, the Company is being audited by various state tax agencies and certain foreign countries. To the extent the final tax liabilities are different from the amounts accrued, the increases or decreases would be recorded as income tax expense or benefit in the consolidated statements of income. Although the Company believes that the resolution of these audits will not have a material adverse impact on the Company’s results of operations, the outcome is subject to uncertainty.

In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, and to foreign examinations for years prior to 2005 in its major foreign jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits could decrease in the next 12 months by approximately $15 million related to the resolution of audits and expiration of statutes of limitations. In addition, there could be a corresponding decrease in accrued interest and penalties of approximately $8 million.

Note 13. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands, except per share amounts)
Numerator:
Net income	$268,998	$139,713	$141,515

Denominator:
Weighted average common shares outstanding	65,318	69,041	69,129
Effect of dilutive stock options and restricted stock units	1,766	1,752	2,549
Denominator for diluted earnings per share	67,084	70,793	71,678

Net income per share:
Basic	$4.12	$2.02	$2.05
Diluted	$4.01	$1.97	$1.97

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

As of October 2, 2021, an aggregate of 7.5 million shares were authorized for future issuance under the Company's stock plans, of which 3.7 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3.8 million shares of common stock were available for future grant. Awards other than stock options and stock appreciation rights reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2019 Plan and 2009 Plan that expire or are cancelled without delivery of shares generally become available for issuance under the 2019 Plan. The 2019 Plan will expire as to future grants in December 2028.

Stock Repurchase Program

During the first quarter of 2020, the Board of Directors authorized the Company to purchase $200 million of its common stock. During 2021, 2020 and 2019, the Company repurchased 1.5 million shares, 6.4 million shares and 0.3 million shares of its common stock for $54 million, $166 million and $7 million (including commissions), respectively, under the plan and as of October 2, 2021, $81 million remains available under such plan, which has no expiration date. Although stock repurchases are intended to increase stockholder value by reducing the number of outstanding shares and to offset the dilution that results from the issuance of shares under the Company’s equity plans, repurchases of shares also reduce the Company's liquidity. As a result, the timing of future repurchases depends upon the Company’s future capital needs, market conditions and other factors.

In addition to the repurchases discussed above, the Company repurchased 286,000, 398,000 and 207,000 shares of its common stock during 2021, 2020, and 2019, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $10 million, $13 million and $6 million, respectively, to applicable tax authorities in connection with these repurchases.
Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	October 2, 2021	October 3, 2020
	(In thousands)
Foreign currency translation adjustments	$76,120	$85,343
Unrealized holding losses on derivative financial instruments	(14,305)	(22,202)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(21,125)	(28,255)
Total	$40,690	$34,886

During the third quarter of 2021, a foreign entity of the Company was substantially liquidated and the Company reclassified $8 million of cumulative translation adjustments associated with this entity from accumulated other comprehensive income to other income (expense), net in the condensed consolidated statements of income. There were no other significant reclassifications from accumulated other comprehensive income to the condensed consolidated statements of income for any period presented.

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

The Company's operations are managed as two businesses:

1)Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, high-level assembly and test and direct order fulfillment.

2)Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplanes, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency (RF) and microelectronics (microE) design and manufacturing services from Advanced Micro Systems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering and logistics and repair.

The Company evaluated its operating segments to determine whether they can be aggregated into reportable segments. Factors considered in this evaluation were similarity of economic characteristics, products, production processes, type or classes of customers, distribution methods and regulatory environments. The Company determined that it has only one reportable segment - IMS, which generated approximately 80% of the Company's total revenue in 2021. The Company's CPS business consists of multiple operating segments which, based on this evaluation, do not meet the quantitative threshold for being presented individually as reportable segments. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services".

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

Segment information is as follows:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Gross sales:
IMS	$5,485,612	$5,733,180	$6,907,129
CPS	1,397,742	1,365,712	1,555,117
Intersegment revenue	(126,711)	(138,522)	(228,387)
Net Sales	$6,756,643	$6,960,370	$8,233,859

Gross Profit:
IMS	$391,339	$381,638	$444,168
CPS	177,248	156,844	156,221
Total	568,587	538,482	600,389
Unallocated items (1)	(16,782)	(12,775)	(8,451)
Total	$551,805	$525,707	$591,938

Depreciation and amortization:
IMS	$77,076	$81,169	$81,997
CPS	27,770	26,718	25,632
Total	104,846	107,887	107,629
Unallocated corporate items (2)	4,810	6,331	9,320
Total	$109,656	$114,218	$116,949

Capital expenditures (receipt basis):
IMS	$44,672	$23,933	$79,943
CPS	33,839	23,915	28,629
Total	78,511	47,848	108,572
Unallocated corporate items (2)	3,343	3,227	3,836
Total	$81,854	$51,075	$112,408

(1)    For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and litigation settlements.

(2)    Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales.

Net sales by geographic segment, determined based on the country in which a product is manufactured were as follows:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Net sales:
Americas (1)	$3,182,849	$3,450,527	$4,194,652
EMEA	1,055,831	995,838	1,051,192
APAC	2,517,963	2,514,005	2,988,015
Total	$6,756,643	$6,960,370	$8,233,859
(1)    Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	52.7%	55.5%	54.2%
Number of customers representing 10% or more of net sales	1	1	1

	As of
	October 2, 2021	October 3, 2020
	(In thousands)
Property, plant and equipment, net:
Americas	$322,545	$327,991
EMEA	67,329	63,089
APAC	143,111	168,162
Total	$532,985	$559,242

Note 16. Stock-Based Compensation

Stock-based compensation expense was attributable to:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Stock options	$—	$(1,145)	$1,250
Restricted stock units, including performance-based awards	34,976	27,380	29,594
Total	$34,976	$26,235	$30,844

Stock-based compensation expense was recognized as follows:

	Year Ended
	October 2, 2021	October 3, 2020	September 28, 2019
	(In thousands)
Cost of sales	$14,472	$10,099	$9,757
Selling, general and administrative	20,118	15,897	20,807
Research and development	386	239	280
Total	$34,976	$26,235	$30,844

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

During 2021 and 2020, the Company granted 373,000 and 304,500 PSUs shares, respectively, for which vesting is contingent on cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved, no shares will vest. If the minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 80% to 120% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company's total shareholder return relative to that of its peer group over this same period. These PSUs will be cancelled if such performance conditions have not been met during the measurement period.

 Activity with respect to the Company's restricted stock units and PSUs was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 29, 2018	3,303	30.33	1.21	97,913
Granted	1,843	25.09
Vested/Forfeited/Cancelled	(1,993)	29.46
Outstanding as of September 28, 2019	3,153	27.82	1.30	102,720
Granted	1,340	32.51
Vested/Forfeited/Cancelled	(1,925)	28.62
Outstanding as of October 3, 2020	2,568	29.67	1.23	71,571
Granted	1,529	34.26
Vested/Forfeited/Cancelled	(1,143)	29.27
Outstanding as of October 2, 2021	2,954	32.21	1.23	113,591
Expected to vest as of October 2, 2021	2,629	32.10	1.17	101,111

The fair value of restricted stock units that vested during the year was $32 million for 2021, $43 million for 2020 and $29 million for 2019. As of October 2, 2021, unrecognized compensation expense of $47 million is expected to be recognized over a weighted average period of 1.2 years.

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

The Company sponsors a deferred compensation plan for eligible employees that allows participants to defer payment of all or part of their compensation. Deferrals under this plan were immaterial. Assets associated with these plans were $46 million and $40 million as of October 2, 2021 and October 3, 2020, respectively. Liabilities associated with these plans were $46 million and $40 million as of October 2, 2021 and October 3, 2020, respectively. These amounts are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's defined benefit plans is October 2, 2021.

The funded status and plan assets for the defined benefit plans and amount reported on the consolidated balance sheets were as follows:

	As of
	October 2, 2021		October 3, 2020		September 28, 2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Plan Assets	$16,435	$23,575	$15,430	$23,575	$15,421	$23,877
Projected Benefit Obligation	22,943	63,217	25,704	64,453	24,221	58,842
Underfunded Status	$6,508	$39,642	$10,274	$40,878	$8,800	$34,965

Current Liabilities	$—	$2,674	$—	$2,054	$—	$1,443
Non-current liabilities	6,508	36,968	10,274	38,824	8,800	33,522
Total liabilities	$6,508	$39,642	$10,274	$40,878	$8,800	$34,965

The Company’s investment strategy is designed to help ensure that sufficient pension assets are available to pay benefits as they become due. Plan assets are invested in mutual funds that are valued using the NAV that is quoted in active markets (Level 1 input). These plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of October 2, 2021 there were no significant concentrations of credit risk related to pension plan assets. All other amounts and assumptions were not material for any period presented herein.

Note 18. Acquisition

On April 6, 2021, the Company purchased all of the outstanding stock of a European subsidiary of a multinational company. This acquisition is expected to increase the Company's IMS capabilities in Europe. The Company also entered into a master supply agreement with the seller in connection with this acquisition. Total consideration paid in this acquisition was $38 million of cash, of which $29 million was paid upon closing and $9 million is due in April 2023. The acquiree had $8 million of cash as of the acquisition date, resulting in a net cash outlay upon closing of $21 million. The pro-forma effect of the acquisition, as if it had occurred at the beginning of the year, was not material to the consolidated financial statements. The acquisition will be reported in the Company's IMS reportable segment.

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

Goodwill reflects the expectation that the acquisition will enable the Company to increase its IMS capabilities in Europe. Goodwill and identifiable intangible assets are recorded in other non-current assets on the consolidated balance sheets. Identifiable intangible assets are being amortized over four years.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2021, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 2, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of October 2, 2021, our internal control over financial reporting was effective based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of October 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts, Years Ended October 2, 2021, October 3, 2020 and September 28, 2019
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)     Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
3.8(8)	Certificate of Amendment of Amended and Restated Bylaws dated December 7, 2015
4.1(9)	Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(10)	Description of the Registrant's Securities
10.1(11)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan for Outside Directors.
10.2(12)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.3(13)*	Revised form of Officer and Director Indemnification Agreement.
10.4(14)*	2009 Incentive Plan, as amended on March 5, 2018.
10.5(15)*	Deferred Compensation Plan for Outside Directors amended and restated effective January 1, 2009.
10.6(16)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.7(17)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.8(18)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.9(19)*	Form of Change of Control Severance Benefit Agreement.
10.10(20)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.11(21)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
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

10.35(35)	Separation and Release Agreement dated January 10, 2020 between Sanmina Corporation and Michael Clarke
10.36(36)	Separation and Release Agreement dated August 14, 2020 between Sanmina Corporation and Hartmut Liebel
10.37(37) ±	Amendment No. 5 to the Receivables Purchase Agreement, dated December 17, 2020, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West
14.1	Code of Business Conduct and Ethics of the Registrant (filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
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

32.1(38)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(38)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Compensatory plan in which an executive officer or director participates.
‡ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment and this exhibit has been filed separately with the SEC.

± Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.
(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to same numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC on November 8, 2019.
(11)	Incorporated by reference to Exhibit 10.75 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(12)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(13)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(14)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC on November 15, 2018.
(15)	Incorporated by reference to Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(16)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(17)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(18)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(19)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(20)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(21)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(22)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(23)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(24)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first fiscal quarter ended December 29, 2018 filed with the SEC on February 7, 2019.
(25)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(26)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(27)	Incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.

(28)	Incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(29)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 13, 2017.
(30)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed with the SEC on May 2, 2018.
(31)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
(32)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed with the SEC on May 2, 2019.
(33)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2021 filed with the SEC on May 5, 2021.
(34)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 filed with the SEC on August 1, 2019.
(35)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2019 filed with the SEC on January 30, 2020.
(36)	Incorporated by reference to same numbered exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, filed with the SEC on November 13, 2020.
(37)	Incorporated by reference to same number exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2021 filed with the SEC on February 4, 2021.
(38)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

    (c)    Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanmina Corporation (Registrant)
By:	/s/ Jure Sola
Jure Sola
Chief Executive Officer
Date: November 12, 2021

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

Signature	Title	Date

/s/ JURE SOLA	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2021
Jure Sola

/s/ KURT ADZEMA	Chief Financial Officer (Principal Financial Officer)	November 12, 2021
Kurt Adzema

/s/ BRENT BILLINGER	Controller (Principal Accounting Officer)	November 12, 2021
Brent Billinger

/s/ EUGENE A. DELANEY	Director	November 12, 2021
Eugene A. Delaney

/s/ JOHN P. GOLDSBERRY	Director	November 12, 2021
John P. Goldsberry

/s/ RITA S. LANE	Director	November 12, 2021
Rita S. Lane

/s/ JOSEPH LICATA	Director	November 12, 2021
Joseph Licata

/s/ KRISH PRABHU	Director	November 12, 2021
Krish Prabhu

/s/ MARIO M. ROSATI	Director	November 12, 2021
Mario M. Rosati

/s/ JACKIE M. WARD	Director	November 12, 2021
Jackie M. Ward

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales Adjustments
Fiscal year ended September 28, 2019	$12,211	$270	$—	$12,481
Fiscal year ended October 3, 2020	$12,481	$(3,911)	$—	$8,570
Fiscal year ended October 2, 2021	$8,570	$(1,635)	$—	$6,935