Form 10-Q
period 2022-01-01
SANMINA CORP
filed 2022-02-02
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022
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

As of January 25, 2022, there were 63,556,479 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	January 1, 2022	October 2, 2021
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$627,717	$650,026
Accounts receivable, net of allowances of approximately $7 million as of January 1, 2022 and October 2, 2021	1,298,327	1,192,434
Contract assets	364,407	348,741
Inventories	1,242,440	1,036,511
Prepaid expenses and other current assets	59,188	53,952
Total current assets	3,592,079	3,281,664
Property, plant and equipment, net	525,159	532,985
Deferred tax assets	227,239	235,117
Other	157,533	156,953
Total assets	$4,502,010	$4,206,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,694,592	$1,464,693
Accrued liabilities	236,227	161,896
Accrued payroll and related benefits	115,738	117,648
Short-term debt, including current portion of long-term debt	18,750	18,750
Total current liabilities	2,065,307	1,762,987
Long-term liabilities:
Long-term debt	307,160	311,572
Other	248,326	253,532
Total long-term liabilities	555,486	565,104
Contingencies (Note 7)
Stockholders' equity	1,881,217	1,878,628
Total liabilities and stockholders' equity	$4,502,010	$4,206,719

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	January 1, 2022	January 2, 2021
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,757,325	$1,755,249
Cost of sales	1,612,836	1,614,014
Gross profit	144,489	141,235

Operating expenses:
Selling, general and administrative	61,475	58,967
Research and development	4,777	4,805
Restructuring and other	1,414	1,904
Gain on sale of long-lived assets	(4,610)	—
Total operating expenses	63,056	65,676

Operating income	81,433	75,559

Interest income	309	230
Interest expense	(4,877)	(4,954)
Other income, net	2,072	1,867
Interest and other, net	(2,496)	(2,857)

Income before income taxes	78,937	72,702
Provision for income taxes	20,303	24,681
Net income	$58,634	$48,021

Net income per share:
Basic	$0.91	$0.74
Diluted	$0.89	$0.72

Weighted average shares used in computing per share amounts:
Basic	64,399	65,243
Diluted	66,233	66,818

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	January 1, 2022	January 2, 2021
	(Unaudited)
	(In thousands)
Net income	$58,634	$48,021
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(2,047)	1,639
Derivative financial instruments:
Change in net unrealized amount	1,964	3,356
Amount reclassified into net income	2,063	(1,501)
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	478	(725)
Amortization of actuarial losses and transition costs	238	506
Total other comprehensive income	2,696	3,275
Comprehensive income	$61,330	$51,296

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended
	January 1, 2022	January 2, 2021
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,339,506	$6,301,537
Issuances under stock plans	1,050	1,050
Stock-based compensation expense	9,032	8,208
Balance, end of period	6,349,588	6,310,795
Treasury Stock
Balance, beginning of period	(1,047,202)	(983,143)
Repurchases of treasury stock	(68,823)	(12,522)
Balance, end of period	(1,116,025)	(995,665)
Accumulated Other Comprehensive Income
Balance, beginning of period	40,690	34,886
Other comprehensive income	2,696	3,275
Balance, end of period	43,386	38,161
Accumulated Deficit
Balance, beginning of period	(3,454,366)	(3,723,364)
Net income	58,634	48,021
Balance, end of period	(3,395,732)	(3,675,343)
Total stockholders' equity	$1,881,217	$1,677,948

Common Stock Shares Outstanding
Number of shares, beginning of period	108,734	107,629
Issuances under stock plans	784	369
Number of shares, end of period	109,518	107,998
Treasury Shares
Number of shares, beginning of period	(44,427)	(42,630)
Repurchases of treasury stock	(1,771)	(482)
Number of shares, end of period	(46,198)	(43,112)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	January 1, 2022	January 2, 2021
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$58,634	$48,021
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	27,465	27,635
Stock-based compensation expense	9,032	8,208
Deferred income taxes	6,707	3,447
Other, net	(3,638)	(99)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(106,972)	(64,217)
Contract assets	(15,666)	46,534
Inventories	(207,300)	42,282
Prepaid expenses and other assets	(2,939)	(9,400)
Accounts payable	234,525	(66,657)
Accrued liabilities	68,452	26,057
Cash provided by operating activities	68,300	61,811

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,376)	(11,343)
Proceeds from sales of property, plant and equipment	8,014	152
Cash used in investing activities	(17,362)	(11,191)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(4,688)	(4,688)
Proceeds from revolving credit facility borrowings	16,000	331,300
Repayments of revolving credit facility borrowings	(16,000)	(331,300)
Net proceeds from stock issuances	1,050	1,050
Repurchases of common stock	(68,823)	(12,522)
Cash used in financing activities	(72,461)	(16,160)

Effect of exchange rate changes	(786)	1,044
Increase (decrease) in cash and cash equivalents	(22,309)	35,504
Cash and cash equivalents at beginning of period	650,026	480,526
Cash and cash equivalents at end of period	$627,717	$516,030

Cash paid during the period for:
Interest, net of capitalized interest	$2,479	$1,096
Income taxes, net of refunds	$5,569	$5,205
Unpaid purchases of property, plant and equipment at the end of period	$17,431	$11,635

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 2, 2021, included in the Company's 2021 Annual Report on Form 10-K.

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

Results of operations for the first quarter of 2022 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2022 and 2021 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncement Not Yet Adopted

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with eleven other operating segments and reported under Components, Products and Services ("CPS") for segment reporting purposes. During the first quarter of 2022, CPS revenue and gross profit was $340 million and $43 million, respectively.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Segments:
IMS	$1,416,911	$1,452,120
CPS	340,414	303,129
Total	$1,757,325	$1,755,249

End Markets:
Industrial, Medical, Automotive and Defense	$1,054,971	$1,032,518
Communications Networks and Cloud Infrastructure	702,354	722,731
Total	$1,757,325	$1,755,249

Geography:
Americas (1)	$797,020	$831,822
EMEA	269,234	259,292
APAC	691,071	664,135
Total	$1,757,325	$1,755,249
(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 40%.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of January 1, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $52 million and $46 million as of January 1, 2022 and October 2, 2021, respectively. Defined benefit plan assets were $40 million as of October 2, 2021 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of January 1, 2022 or October 2, 2021. Interest rate swaps had a negative value of $13 million and $19 million as of January 1, 2022 and October 2, 2021, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of January 1, 2022 or October 2, 2021.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	January 1, 2022	October 2, 2021
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$109,775	$110,098
Number of contracts	50	48
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$285,555	$353,108
Number of contracts	39	46

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of January 1, 2022 and October 2, 2021. The aggregate effective interest rate of these swaps as of January 1, 2022 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $13 million as of January 1, 2022, of which $8 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	January 1, 2022	October 2, 2021
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	$325,910	$330,322
Less: Current portion of Term Loan	18,750	18,750
Long-term debt	$307,160	$311,572

Term Loan maturities as of January 1, 2022 by fiscal year are as follows:

(In Thousands)
Remainder of 2022	$14,063
2023	14,062
2024	300,000
$328,125

As of January 1, 2022, there were no borrowings and $8 million of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver").

As of January 1, 2022, certain foreign subsidiaries of the Company had a total of $70 million of short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of January 1, 2022.

Note 5. Leases

The Company's leases consist primarily of operating leases for buildings and land and have initial lease terms of up to 44 years. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company's initial lease liability and corresponding right-of-use ("ROU") assets only if it is reasonably certain that the Company will exercise such options. Leases with lease terms of twelve months or less are not recorded on the Company's balance sheet.

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet are as follows:

	As of
	January 1, 2022	October 2, 2021
	(In thousands)
Other assets	$63,658	$68,012

Accrued liabilities	$16,826	$17,219
Other long-term liabilities	34,764	38,587
Total lease liabilities	$51,590	$55,806

Weighted average remaining lease term (in years)	14.94	14.46
Weighted average discount rate	2.71%	2.72%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Operating lease expense (1)	$5,910	$5,344
Cash paid for operating lease liabilities	$4,809	$4,940
(1)    Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of January 1, 2022, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2022	$13,841
2023	12,704
2024	8,449
2025	6,464
2026	4,161
2027	1,601
Thereafter	9,791
Total lease payments	57,011
Less: imputed interest	5,421
Total	$51,590

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended January 1, 2022 and January 2, 2021, the Company sold approximately $93 million and $263 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of January 1, 2022 and October 2, 2021, $8 million and $7 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of January 1, 2022 and October 2, 2021, $17 million and $18 million, respectively, had been collected but not yet remitted. The unremitted amount was included in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of January 1, 2022 and October 2, 2021, the Company had reserves of $33 million and $37 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of January 1, 2022, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of January 1, 2022. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

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

Other Matters

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint sought certification of a class of all non-exempt employees. Although the Company continued to deny any wrongdoing, on November 19, 2020, the Company reached an agreement to resolve all claims, including claims under California's Private Attorneys General Act of 2004 (the “Settlement”), which also resulted in the dismissal of a suit alleging substantially similar claims filed in the Santa Clara County Superior Court in June 2021. The final amount of the judicially approved settlement was approximately $3.9 million and was paid during the first quarter of fiscal 2022.

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract, and gross negligence/willful misconduct, alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (the “Dialight MSA”), and then breached its obligations contained in the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks compensatory and punitive damages that it contends exceed $200 million, but which the Company believes are vastly overstated and are subject to a contractual limitation of liability that limits any Dialight recovery to less than $2 million. The Company continues to vigorously prosecute its claim against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and intends to defend against them vigorously. No trial date has been set in this matter.

For each of the pending matters noted above, the Company is unable to reasonably estimate a range of possible loss at this time.

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

The Company's provision for income taxes for the three months ended January 1, 2022 and January 2, 2021 was $20 million (26% of income before taxes) and $25 million (34% of income before taxes), respectively. The tax rate was higher for the three months ended January 2, 2021 due to approximately $4 million of unfavorable tax discrete items.

Note 9. Stockholders' Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	January 1, 2022	October 2, 2021
	(In thousands)
Foreign currency translation adjustments	$74,073	$76,120
Unrealized holding losses on derivative financial instruments	(10,278)	(14,305)
Unrecognized net actuarial losses and transition costs for benefit plans	(20,409)	(21,125)
Total	$43,386	$40,690

Stock Repurchase Program

During the three months ended January 1, 2022 and January 2, 2021, the Company repurchased 1.5 million and 0.4 million shares of its common stock for $60 million and $9 million, respectively, under a stock repurchase program authorized by the Board of Directors in October 2019. During the first quarter of 2022, the Board of Directors approved a new $200 million stock repurchase program. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company's business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce the Company's liquidity. As of January 1, 2022, an aggregate of $221 million remains available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.2 million and 0.1 million shares of its common stock during the three months ended January 1, 2022 and January 2, 2021, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $9 million and $3 million for the three months ended January 1, 2022 and January 2, 2021, respectively, to applicable tax authorities in connection with these repurchases.

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

During the first quarter of 2021, the Company's Viking Technology operating segment was aggregated and reported in the Company's IMS reportable segment. The Company began reporting Viking Technology under its CPS segment during the fourth quarter of 2021. Accordingly, the data presented in the table below reflects this change in segment reporting for all periods presented. The change in segment reporting does not affect the Company’s previously reported consolidated financial statements.

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Gross sales:
IMS	$1,425,010	$1,457,914
CPS	367,277	323,938
Intersegment revenue	(34,962)	(26,603)
Net sales	$1,757,325	$1,755,249

Gross profit:
IMS	$106,629	$105,920
CPS	42,738	40,284
Total	149,367	146,204
Unallocated items (1)	(4,878)	(4,969)
Total	$144,489	$141,235

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

	Three Months Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Net sales:
Americas (1)	$797,020	$831,822
EMEA	269,234	259,292
APAC	691,071	664,135
Total	$1,757,325	$1,755,249

(1)    Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 40%.

Percentage of net sales represented by ten largest customers	48%	58%
Number of customers representing 10% or more of net sales	1	1

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
	(In thousands, except per share data)
Numerator:
Net income	$58,634	$48,021

Denominator:
Weighted average common shares outstanding	64,399	65,243
Effect of dilutive stock options and restricted stock units	1,834	1,575
Denominator for diluted earnings per share	66,233	66,818

Net income per share:
Basic	$0.91	$0.74
Diluted	$0.89	$0.72

Note 12. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Cost of sales	$3,783	$3,421
Selling, general and administrative	5,135	4,717
Research and development	114	70
Total	$9,032	$8,208

As of January 1, 2022, an aggregate of 6.5 million shares were authorized for future issuance under the Company's stock plans, of which 3.6 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 2.9 million shares of common stock were available for future grant.

Restricted and Performance Stock Units

The Company grants restricted stock units and restricted stock units with performance conditions ("PSUs") to executive officers, directors and certain other employees. These units vest over periods ranging from one year to four years and/or upon achievement of specified performance criteria, with associated compensation expense recognized ratably over the vesting period.

The Company also grants shares for which vesting is contingent on cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved during the measurement period, the shares will be cancelled. If a minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 80% to 120% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company's total shareholder return relative to that of its peer group over this same period.

Activity with respect to the Company's restricted stock units and PSUs was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 2, 2021	2,954	32.21	1.23	113,591
Granted	689	39.37
Vested/Forfeited/Cancelled	(688)	28.35
Outstanding as of January 1, 2022	2,955	34.78	1.60	113,881
Expected to vest as of January 1, 2022	2,522	34.65	1.52	97,195

As of January 1, 2022, unrecognized compensation expense of $64 million is expected to be recognized over a weighted average period of 1.6 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and changes in component pricing on our business; any statements regarding the future impact of tariffs on our business; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

Sanmina Corporation and its subsidiaries (the “Company”, “we” or “us”) operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2022 and 2021 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

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

Our operations are managed as two businesses:

1.Integrated Manufacturing Solutions (IMS). Our IMS segment consists of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment.

2.Components, Products and Services (CPS). Components include interconnect systems (printed circuit board fabrication, backplane, cable assemblies and plastic injection molding) and mechanical systems (enclosures and precision machining). Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency RF, optical and microelectronic (microE) design and manufacturing services from our Advanced Micro Systems Technologies division; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering and logistics and repair.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in the first three months of 2022. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. The COVID-19 pandemic created a unique and challenging environment in which our results of operations in 2021 and 2020 were significantly and negatively impacted. These impacts arose from rapidly changing market and economic conditions caused by the pandemic, as well as by numerous measures imposed by government authorities to try to limit the spread of the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, reduced the capacity of our logistics providers to deliver components and products and resulted in temporary closures of manufacturing sites and reduced staffing of our plants. Although we have implemented infection control measures recommended or required by the applicable public health authorities, should infections or exposures among our employees increase significantly, whether due to workplace exposure or community spread, we could experience significant employee absenteeism as employees become required to temporarily quarantine or isolate, which would result in a reduction of production. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers' businesses, the number of employees who may become infected or exposed to infected persons, the need for temporary plant closures caused by large scale employee infections, the duration of the outbreak, the continued efficacy and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant, and actions that government authorities may take in response. However, we believe it is likely that the pandemic and related supply chain disruptions will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three months ended January 1, 2022 and January 2, 2021.

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

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021 filed with the Securities and Exchange Commission.

Results of Operations

Key Operating Results

	Three Months Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Net sales	$1,757,325	$1,755,249
Gross profit	$144,489	$141,235
Operating income	$81,433	$75,559
Net income	$58,634	$48,021

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	January 1, 2022	January 2, 2021	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$1,054,971	$1,032,518	$22,453	2.2%
Communications Networks and Cloud Infrastructure	702,354	722,731	(20,377)	(2.8)%
Total	$1,757,325	$1,755,249	$2,076	0.1%

Net sales increased 0.1% in the first quarter of 2022 compared to the first quarter of 2021.

Gross Margin

Gross margin increased to 8.2% for the first quarter of 2022 from 8.0% for the first quarter of 2021. IMS gross margin increased to 7.5% for the first quarter of 2022, from 7.3% for the first quarter of 2021 primarily due to improved operational efficiencies. CPS gross margin decreased to 11.6% for the first quarter of 2022, from 12.4% for the first quarter of 2021, primarily due to a less favorable mix of revenue between the various operating segments within CPS.

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

Selling, General and Administrative

Selling, General and Administrative expenses increased $2.5 million, from $59.0 million, or 3.4% of net sales, in the first quarter of 2021 to $61.5 million, or 3.5% of net sales, in the first quarter of 2022. The increase was primarily due to higher incentive compensation expense.

Gain on Sale of Long-lived Assets

During the first quarter of 2022, we recognized $5 million of gain primarily from the sale of a certain real property.

Provision for Income Taxes

Our provision for income taxes for the first quarter of 2022 and 2021 was $20 million (26% of income before taxes) and $25 million (34% of income before taxes), respectively. The tax rate was higher for the first quarter of 2021 due to approximately $4 million of unfavorable tax discrete items.

Liquidity and Capital Resources

	Three Months Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$68,300	$61,811
Investing activities	(17,362)	(11,191)
Financing activities	(72,461)	(16,160)
Effect of exchange rate changes on cash and cash equivalents	(786)	1,044
Increase (Decrease) in cash and cash equivalents	$(22,309)	$35,504

Key Working Capital Management Measures

	As of
	January 1, 2022	October 2, 2021
Days sales outstanding (1)	64	64
Contract asset days (2)	18	19
Inventory turns (3)	5.7	6.3
Days inventory on hand (4)	64	58
Accounts payable days (5)	89	83
Cash cycle days (6)	57	58

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

Cash and cash equivalents were $628 million at January 1, 2022 and $650 million at October 2, 2021. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.5 billion as of January 1, 2022 and October 2, 2021.

Net cash provided by operating activities was $68 million and $62 million for the three months ended January 1, 2022 and January 2, 2021, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the three months ended January 1, 2022, we generated $98 million of cash primarily from earnings, excluding non-cash items, and consumed $30 million of cash due primarily to increases in accounts receivable and inventory, partially offset by increased accounts payable. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The increase in accounts receivable is primarily attributable to an increase in sales and billings to customers for their inventory obligations. The increase in inventory is primarily due to shortages of certain components that prevented us from shipping all products for which we had both demand and the other components necessary to build such products. The increase in accounts payable was attributable to an increase in material receipts, consistent with the increase in inventory.

Net cash used in investing activities was $17 million and $11 million for the three months ended January 1, 2022 and January 2, 2021, respectively. During the three months ended January 1, 2022, we used $25 million of cash for capital expenditures and received proceeds of $8 million primarily from the sale of a certain property. During the three months ended January 2, 2021, we used $11 million of cash for capital expenditures.

Net cash used in financing activities was $72 million and $16 million for the three months ended January 1, 2022 and January 2, 2021, respectively. During the three months ended January 1, 2022, we used $69 million of cash to repurchase common stock (including $9 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $5 million of long-term debt and received $1 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the three months ended January 2, 2021, we used $13 million of cash to repurchase common stock (including $3 million related to employee tax withholdings on vested restricted stock units), repaid an aggregate of $5 million of long-term debt and received $1 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

During the three months ended January 1, 2022 and January 2, 2021, we repurchased 1.5 million and 0.4 million shares of our common stock for $60 million and $9 million, respectively, under a stock repurchase program authorized by the Board of Directors in October 2019. During the first quarter of 2022, the Board of Directors approved a new $200 million stock repurchase program. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors. As of January 1, 2022, an aggregate of $221 million remains available under these programs.

We entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of January 1, 2022, a maximum of $543 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended January 1, 2022 and January 2, 2021, we sold approximately $93 million and $263 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of January 1, 2022 and October 2, 2021, $8 million and $7 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute.

Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of January 1, 2022 and October 2, 2021, $17 million and $18 million, respectively, had been collected but not yet remitted. The unremitted amount was classified in accrued liabilities on the condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of January 1, 2022 and October 2, 2021. The aggregate effective interest rate under these swaps as of January 1, 2022 was approximately 4.3%. As of January 1, 2022, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $13 million as of January 1, 2022, of which $8 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of January 1, 2022, we had accrued liabilities of $33 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of January 1, 2022, we had a liability of $86 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $68 million of cash from operations in the first quarter of 2022. Our primary sources of liquidity as of January 1, 2022 consisted of (1) cash and cash equivalents of $628 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $70 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs, if accepted by the counterparties to such programs; and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by an additional $200 million.

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

As of January 1, 2022, 63% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of January 1, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan of $328 million under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of January 1, 2022, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. Accordingly, these forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income, net, in the condensed consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of January 1, 2022, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $286 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $110 million as of January 1, 2022.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that occurred during the quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 1, 2022, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

In October 2018, a contractor who had been retained by us through a third party temporary staffing agency filed a lawsuit against us in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint sought certification of a class of all non-exempt employees. Although we continued to deny any wrongdoing, on November 19, 2020, we reached an agreement to resolve all claims, including claims under California’s Private Attorneys General Act of 2004 which also resulted in the dismissal of a suit alleging substantially similar claims filed in the Santa Clara County Superior Court in June 2021. The final amount of the judicially approved settlement was approximately $3.9 million and was paid during the first quarter of fiscal 2022.

On December 20, 2019, we sued our former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and gross negligence/willful misconduct, alleges that we fraudulently misrepresented our capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“Dialight MSA”), and then breached our obligations under the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks compensatory and punitive damages that it contends exceed $200 million, but which we believe are vastly overstated and subject to a contractual limitation of liability that limits any Dialight recovery to less than $2 million. We continue to vigorously prosecute our claim against Dialight. Further, we strongly disagree with Dialight’s allegations and intend to defend against them vigorously. No trial date has been set in this matter.

In addition, from time to time, we may become involved in routine legal proceedings, demands, claims, threatened litigation and regulatory inquiries and investigations that arise in the normal course of our business. We record liabilities for such matters when a loss becomes probable and the amount of loss can be reasonably estimated. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. Regardless of outcome, litigation can have an adverse impact on us as a result of incurrence of litigation costs, diversion of management resources, and other factors.

Refer also to Note 7 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

End Market and Operational Risks

The COVID-19 pandemic has had, and will likely continue to have, a significant impact on our results of operations and financial condition by reducing demand from our customers, interrupting the flow of components needed for our customers’ products, limiting the operations or productivity of our manufacturing facilities and creating health risks to our employees.

Our business and operations have been significantly and negatively impacted by the COVID-19 pandemic. Among other impacts, the pandemic has:

•Resulted in the temporary closure of certain of our facilities;
•Reduced the amount of staffing at certain of our plants;
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

Pandemic-related conditions have reduced our revenue during the last 12 months and we cannot predict when these and other impacts from the pandemic will be fully resolved.

Although we have implemented the infection control measures recommended or required by the applicable public health authorities, should infections or exposures among our employees increase significantly, whether due to workplace exposure or community spread, we could experience significant absenteeism in our plants as employees become required to temporarily quarantine or isolate, which would result in a reduction of production. These risks have become more significant as the Omicron variant of COVID-19 has become more widespread globally.

Furthermore, various local, state and national governments and agencies issued various safety regulations and guidelines intended to help prevent the transmission of COVID-19 in the workplace. These regulations are complex, costly to implement, subject to frequent change and to audit and investigation by national, state and local governmental authorities. Any failure by us to materially comply with COVID-19-related safety rules and regulations in any of our facilities could result in sanctions, fines, as well as negative publicity for us. Recently, OSHA Emergency Temporary Standard (“ETS”) and Presidential Executive Order were issued that would require us to mandate that U.S. employees at our commercial plants and San Jose headquarters be vaccinated against COVID-19 (or tested weekly) and that all of our employees supporting certain federal contracts be vaccinated against COVID-19 without a testing option. Although courts have enjoined enforcement of both of these regulations (and OSHA withdrew its ETS as a result), should the Executive Order be reinstated, or a new OSHA rule become effective, employee reaction to the required mandate could be negative and we may be forced to terminate employees who do not comply with the mandate. In such event, we could experience labor shortages at certain of our facilities, which could impact production.

More generally, the continuation of the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which has affected and could continue to affect demand for our products and services and impact our results and financial condition for some time. For example, the pandemic has resulted in certain of our customers and suppliers experiencing financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations, respectively, to us in the future. Although we have not experienced any significant increase in customer defaults as a result of the pandemic to date, the risk of such defaults will increase if pandemic conditions continue indefinitely or if commercial and social restrictions originally put in place in response to pandemic conditions by local, state and national governments increase or are reinstated based on changes in community infection and hospitalization rates.

We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers’ businesses, the number of our employees who may become infected , the potential need for temporary plant closures caused by large scale employee infections, the duration of the acute phase of the pandemic, the continued efficacy and availability of COVID-19 vaccines and treatments, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant, and actions that government authorities may take in response. However, we believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Worldwide supply chain shortages are currently limiting our ability to manufacture and ship all of the product for which we have demand; our profitability will be reduced if we are unable to pass on increasing component costs.

Our supply chain is being significantly impacted by a number of factors relating to the COVID-19 pandemic, including interruptions in supplier and port operations due to infections during a time of a resumption of strong worldwide demand for electronic products and components. As a result, we are experiencing delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions are currently limiting our ability to manufacture and ship all of the product for which we have demand and are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components we incorporate into our products. We expect these delays and shortages to persist at least through the middle of calendar 2022 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.

In addition, inflationary pressures resulting from supply chain constraints and improving economic conditions in certain countries are leading to sustained increases in the prices we pay for components and materials used in production and in our labor costs. While we seek to pass on to our customers the increased prices for components and shipping caused by the supply chain constraints, our gross margins and profitability could decrease, perhaps significantly, over a sustained period of time if we are unable to do so.

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

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of numerous network security measures, both our internal and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing, business email compromise efforts and ransomware attacks. Recently, a cyberattack involving malware delivered through network monitoring software sold by SolarWinds resulted in the penetration of the systems of a multitude of governmental and commercial entities. While we were not affected by this cyberattack, there can be no assurance that a future malware attack will not be successful in breaching our systems. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense and aerospace businesses are subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance coverage for cyber-attacks is limited. There can be no assurance that our security measures will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be debarred from future participation in U.S. government programs.

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

Concern over climate change may lead to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions through incentives, taxes or mandates and there is increased stockholder interest generally in voluntary corporate commitments to reduce the generation of greenhouse gases. Collectively, such initiatives and commitments could lead to an increase in both the price of energy and our operating costs. A sustained increase in energy prices for any reason could increase our raw material, components, operations and transportation costs, which we may not be able to pass on to our customers and which would therefore reduce our profitability, as would increased operating costs and investments due to our adoption, whether voluntary or mandatory, of measures to reduce our carbon footprint. We could also suffer reputational damage if our practices are perceived to be inadequate.

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

Our system of internal and disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner.

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

Our Amended Cash Flow Revolver contains a maximum leverage and minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period, and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other strategic transactions. Such facility also contains customary events of default, including that a material business interruption or cessation has not occurred. Finally, such facility includes covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured, all of our outstanding debt would become immediately due and payable and the incurrence of additional debt under our Amended Cash Flow Revolver would not be allowed, either of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Malaysian ringgit, and Chinese renminbi. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover all of our exposure to exchange rate fluctuations. If our hedging activities are not successful, our net income may be reduced. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency, which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

Our activities, including manufacturing, administration and information technology management, can be adversely affected by natural disasters such as major earthquakes, hurricanes, floods, tsunamis, tornadoes, fires and epidemics or pandemics, such as the COVID-19 pandemic. Climate change may cause these events to become more severe and therefore more damaging. In the event of a major natural disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2019, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market (the “2019 Program”). The 2019 Program has no expiration date. During the first quarter of 2022, our Board of Directors authorized us to repurchase up to an additional $200 million of our common stock under a new program with the same terms as the 2019 Program. The table below sets forth information regarding our repurchases of our common stock under these programs during the first quarter of 2022.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
October 3, 2021 through October 30, 2021	11,107	$38.00	11,107	$280,377,679
Month #2
October 31, 2021 through November 27, 2021	685,541	$39.33	685,541	$253,416,420
Month #3
November 28, 2021 through January 1, 2022	853,082	$38.44	853,082	$220,623,019
Total	1,549,730	$38.83	1,549,730

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Item 6. Exhibits

Exhibit Number	Description

10.38 ±
Amendment No. 6 to the Receivables Purchase Agreement, dated November 26, 2021, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A. and Bank of the West (filed herewith).

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	February 2, 2022

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 2, 2022