Form 10-Q
period 2022-04-02
SANMINA CORP
filed 2022-05-04
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022
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

As of April 27, 2022, there were 60,844,138 shares outstanding of the issuer's common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	April 2, 2022	October 2, 2021
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$559,893	$650,026
Accounts receivable, net of allowances of approximately $7 million as of April 2, 2022 and October 2, 2021	1,270,494	1,192,434
Contract assets	417,286	348,741
Inventories	1,437,955	1,036,511
Prepaid expenses and other current assets	61,525	53,952
Total current assets	3,747,153	3,281,664
Property, plant and equipment, net	525,362	532,985
Deferred tax assets	220,532	235,117
Other	156,867	156,953
Total assets	$4,649,914	$4,206,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,817,465	$1,464,693
Accrued liabilities	314,648	161,896
Accrued payroll and related benefits	116,794	117,648
Short-term debt, including current portion of long-term debt	18,750	18,750
Total current liabilities	2,267,657	1,762,987
Long-term liabilities:
Long-term debt	302,751	311,572
Other	241,416	253,532
Total long-term liabilities	544,167	565,104
Contingencies (Note 7)
Stockholders' equity	1,838,090	1,878,628
Total liabilities and stockholders' equity	$4,649,914	$4,206,719

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,911,530	$1,699,677	$3,668,855	$3,454,926
Cost of sales	1,759,083	1,556,579	3,371,919	3,170,593
Gross profit	152,447	143,098	296,936	284,333

Operating expenses:
Selling, general and administrative	61,817	61,142	123,292	120,109
Research and development	5,472	5,353	10,249	10,158
Restructuring and other	2,932	11,880	4,346	13,784
Gain on sale of long-lived assets	—	—	(4,610)	—
Total operating expenses	70,221	78,375	133,277	144,051

Operating income	82,226	64,723	163,659	140,282

Interest income	349	244	658	474
Interest expense	(4,870)	(4,880)	(9,747)	(9,834)
Other income (expense), net	(1,408)	6,143	664	8,010
Interest and other, net	(5,929)	1,507	(8,425)	(1,350)

Income before income taxes	76,297	66,230	155,234	138,932
Provision for income taxes	23,077	19,193	43,380	43,874
Net income	$53,220	$47,037	$111,854	$95,058

Net income per share:
Basic	$0.85	$0.72	$1.76	$1.46
Diluted	$0.83	$0.70	$1.71	$1.42

Weighted average shares used in computing per share amounts:
Basic	62,845	65,249	63,622	65,244
Diluted	64,271	66,957	65,365	66,887

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(Unaudited)
	(In thousands)
Net income	$53,220	$47,037	$111,854	$95,058
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(1,069)	(1,561)	(3,116)	78
Derivative financial instruments:
Change in net unrealized amount	7,776	291	9,740	3,647
Amount reclassified into net income	337	2,530	2,400	1,029
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	183	680	661	(45)
Amortization of actuarial losses and transition costs	242	460	480	966
Total other comprehensive income	7,469	2,400	10,165	5,675
Comprehensive income	$60,689	$49,437	$122,019	$100,733

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,349,588	$6,310,795	$6,339,506	$6,301,537
Issuances under stock plans	352	1,023	1,402	2,073
Stock-based compensation expense	9,330	9,224	18,362	17,432
Balance, end of period	6,359,270	6,321,042	6,359,270	6,321,042
Treasury Stock
Balance, beginning of period	(1,116,025)	(995,665)	(1,047,202)	(983,143)
Repurchases of treasury stock	(113,498)	(2,525)	(182,321)	(15,047)
Balance, end of period	(1,229,523)	(998,190)	(1,229,523)	(998,190)
Accumulated Other Comprehensive Income
Balance, beginning of period	43,386	38,161	40,690	34,886
Other comprehensive income	7,469	2,400	10,165	5,675
Balance, end of period	50,855	40,561	50,855	40,561
Accumulated Deficit
Balance, beginning of period	(3,395,732)	(3,675,343)	(3,454,366)	(3,723,364)
Net income	53,220	47,037	111,854	95,058
Balance, end of period	(3,342,512)	(3,628,306)	(3,342,512)	(3,628,306)
Total stockholders' equity	$1,838,090	$1,735,107	$1,838,090	$1,735,107

Common Stock Shares Outstanding
Number of shares, beginning of period	109,518	107,998	108,734	107,629
Issuances under stock plans	393	283	1,177	652
Number of shares, end of period	109,911	108,281	109,911	108,281
Treasury Shares
Number of shares, beginning of period	(46,198)	(43,112)	(44,427)	(42,630)
Repurchases of treasury stock	(2,926)	(80)	(4,697)	(562)
Number of shares, end of period	(49,124)	(43,192)	(49,124)	(43,192)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 2, 2022	April 3, 2021
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$111,854	$95,058
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	55,032	54,831
Stock-based compensation expense	18,362	17,432
Deferred income taxes	11,071	13,641
Other, net	(1,903)	(19)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(79,705)	(79,166)
Contract assets	(68,545)	61,626
Inventories	(403,396)	75,303
Prepaid expenses and other assets	(11,334)	1,359
Accounts payable	357,176	(99,525)
Accrued liabilities	158,661	2,360
Cash provided by operating activities	147,273	142,900

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(52,650)	(25,718)
Proceeds from sales of property, plant and equipment	8,025	178
Purchases of investments	(1,000)	—
Cash used in investing activities	(45,625)	(25,540)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(9,376)	(9,376)
Proceeds from revolving credit facility borrowings	202,800	399,600
Repayments of revolving credit facility borrowings	(202,800)	(399,600)
Net proceeds from stock issuances	1,402	2,073
Repurchases of common stock	(182,321)	(15,047)
Cash used in financing activities	(190,295)	(22,350)

Effect of exchange rate changes	(1,486)	(360)
Increase (decrease) in cash and cash equivalents	(90,133)	94,650
Cash and cash equivalents at beginning of period	650,026	480,526
Cash and cash equivalents at end of period	$559,893	$575,176

Cash paid during the period for:
Interest, net of capitalized interest	$7,533	$3,082
Income taxes, net of refunds	$17,052	$18,675
Unpaid purchases of property, plant and equipment at the end of period	$18,264	$10,693

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

Results of operations for the second quarter of 2022 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with eleven other operating segments and reported under Components, Products and Services ("CPS") for segment reporting purposes. During the first half of 2022, CPS revenue and gross profit was $703 million and $90 million, respectively.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands)
Segments:
IMS	$1,549,416	$1,356,380	$2,966,327	$2,808,500
CPS	362,114	343,297	702,528	646,426
Total	$1,911,530	$1,699,677	$3,668,855	$3,454,926

End Markets:
Industrial, Medical, Automotive and Defense	$1,154,720	$980,794	$2,209,691	$2,013,312
Communications Networks and Cloud Infrastructure	756,810	718,883	1,459,164	1,441,614
Total	$1,911,530	$1,699,677	$3,668,855	$3,454,926

Geography:
Americas (1)	$898,571	$803,642	$1,695,591	$1,635,464
EMEA	298,580	272,167	567,814	531,459
APAC	714,379	623,868	1,405,450	1,288,003
Total	$1,911,530	$1,699,677	$3,668,855	$3,454,926
(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 40%.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of April 2, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $45 million and $46 million as of April 2, 2022 and October 2, 2021, respectively. Defined benefit plan assets were $40 million as of October 2, 2021 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of April 2, 2022 or October 2, 2021. Interest rate swaps had a negative value of $3 million and $19 million as of April 2, 2022 and October 2, 2021, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of April 2, 2022 or October 2, 2021.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	April 2, 2022	October 2, 2021
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$113,690	$110,098
Number of contracts	50	48
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$363,563	$353,108
Number of contracts	42	46

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of April 2, 2022 and October 2, 2021. The aggregate effective interest rate of these swaps as of April 2, 2022 was approximately 4.3%. Due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $3 million as of April 2, 2022, of which the majority is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	April 2, 2022	October 2, 2021
	(In thousands)
Term loan due 2023 ("Term Loan"), net of issuance costs	$321,501	$330,322
Less: Current portion of Term Loan	18,750	18,750
Long-term debt	$302,751	$311,572

Term Loan maturities as of April 2, 2022 by fiscal year are as follows:

(In Thousands)
Remainder of 2022	$9,375
2023	14,062
2024	300,000
$323,437

As of April 2, 2022, there were no borrowings and $8 million of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement (the "Amended Cash Flow Revolver").

As of April 2, 2022, certain foreign subsidiaries of the Company had a total of $70 million of short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of April 2, 2022.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet are as follows:

	As of
	April 2, 2022	October 2, 2021
	(In thousands)
Other assets	$67,729	$68,012

Accrued liabilities	$16,869	$17,219
Other long-term liabilities	38,989	38,587
Total lease liabilities	$55,858	$55,806

Weighted average remaining lease term (in years)	14.25	14.46
Weighted average discount rate	2.61%	2.72%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands)
Operating lease expense (1)	$5,860	$5,218	$11,770	$10,562

			Six Months Ended
			April 2, 2022	April 3, 2021
			(In thousands)
Cash paid for operating lease liabilities			$9,752	$9,891
(1)    Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of April 2, 2022, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2022	$9,612
2023	14,888
2024	10,785
2025	8,589
2026	5,352
2027	2,181
Thereafter	9,767
Total lease payments	61,174
Less: imputed interest	5,316
Total	$55,858

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During each of the six months ended April 2, 2022 and April 3, 2021, the Company sold approximately $371 million of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of April 2, 2022 and October 2, 2021, $92 million and $7 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of April 2, 2022 and October 2, 2021, $78 million and $18 million, respectively, had been collected but not yet remitted. The unremitted amount was included in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of April 2, 2022 and October 2, 2021, the Company had reserves of $31 million and $37 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of April 2, 2022, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of April 2, 2022. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that its actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017, remanding the case back to the Superior Court for trial. The first phase of a multi-phase trial against the Company and several other defendants commenced in April 2021 and is expected to conclude in the third quarter of fiscal 2022. Subsequent trial phases, if necessary, likely would occur later in 2022 and 2023. The Company is contesting the plaintiff’s claims vigorously.

Other Matters

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint sought certification of a class of all non-exempt employees. Although the Company continued to deny any wrongdoing, on November 19, 2020, the Company reached an agreement to resolve all claims, including claims under California's Private Attorneys General Act of 2004 (the “Settlement”), which also resulted in the dismissal of a suit alleging substantially similar claims filed in the Santa Clara County Superior Court in June 2021. The final amount of the judicially approved settlement was approximately $4 million and was paid during the first quarter of fiscal 2022.

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract, and gross negligence/willful misconduct, alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (the “Dialight MSA”), and then breached its obligations contained in the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks compensatory and punitive damages that it contends exceed $200 million, but which the Company believes are vastly overstated and are subject to a contractual limitation of liability that limits any Dialight recovery to less than $2 million. The Company continues to vigorously prosecute its claims against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and is defending against them vigorously. No trial date has been set in this matter.

For each of the pending matters noted above, the Company is unable to reasonably estimate a range of possible loss at this time.

Other Contingencies

During the three months ended April, 3, 2021, the Company received settlement payments of $5 million in connection with certain anti-trust class action matters. These payments are included in other income (expense), net in the condensed consolidated statements of income.

Note 8. Restructuring

The following table is a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands)
Severance costs	$80	$10,656	$(163)	$11,492
Other exit costs (recognized as incurred)	228	9	639	9
Total - Q1 FY20 Plan	308	10,665	476	11,501
Costs incurred for other plans	2,623	1,215	3,870	2,283
Total - all plans	$2,931	$11,880	$4,346	$13,784
Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan ("Q1 FY20 Plan"), under which the Company has incurred costs of approximately $30 million as of April 2, 2022. These costs consist primarily of severance, the majority of which had been paid as of the end of the second quarter of 2022. Remaining cash payments are expected to occur through the end of 2023. Actions under this plan are substantially complete.

Other Restructuring Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.

All Plans
The Company’s Integrated Manufacturing Solutions ("IMS") segment incurred costs of $9 million for the six months ended April 3, 2021 and none for the six months ended April 2, 2022. The Company’s CPS segment incurred costs of $4 million for each of the six months ended April 2, 2022 and April 3, 2021. The Company had accrued liabilities of $4 million and $6 million as of April 2, 2022 and October 2, 2021 for restructuring costs (exclusive of long-term environmental remediation liabilities).

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

The Company's provision for income taxes for the three months ended April 2, 2022 and April 3, 2021 was $23 million (30% of income before taxes) and $19 million (29% of income before taxes), respectively, and the Company’s provision for income taxes for the six months ended April 2, 2022 and April 3, 2021 was $43 million (28% of income before taxes) and $44 million (32% of income before taxes), respectively. The tax rate was lower for the six months ended April 2, 2022 compared to the six months ended April 3, 2021 due to a $3 million decrease in unfavorable discrete items.

It is reasonably possible that the Company's liability for uncertain tax positions could decrease materially during the quarter ending July 2, 2022 based upon the resolution of audits and expiration of statutes of limitations, which would result in a decrease in income tax expense at that time.

Note 10. Stockholders' Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	April 2, 2022	October 2, 2021
	(In thousands)
Foreign currency translation adjustments	$73,004	$76,120
Unrealized holding losses on derivative financial instruments	(2,165)	(14,305)
Unrecognized net actuarial losses and transition costs for benefit plans	(19,984)	(21,125)
Total	$50,855	$40,690

Unrealized holding losses on derivative financial instruments includes losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of April 2, 2022 and October 2, 2021. The aggregate effective interest rate of these swaps as of April 2, 2022 was approximately 4.3%. These interest rate swaps had a negative value of $19 million as of October 2, 2021. Due to an increase in interest rates since October 2, 2021, the negative value of these interest rate swaps has decreased to $3 million as of April 2, 2022, of which the majority is included in accrued liabilities and the remaining amount is included in other long-term liabilities in the condensed consolidated balance sheets.

Stock Repurchase Program

During the six months ended April 2, 2022 and April 3, 2021, the Company repurchased 4.4 million and 0.4 million shares of its common stock for $169 million and $9 million, respectively, under stock repurchase programs authorized by the Board of Directors in October 2019 and during the first quarter of 2022. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company's business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce the Company's liquidity. As of April 2, 2022, an aggregate of $111 million remains available under these programs. Subsequent to the end of the second quarter of fiscal 2022, the Board of Directors approved a new $200 million stock repurchase program containing the same terms as the previously approved plans.

In addition to the repurchases discussed above, the Company withheld 0.3 million and 0.2 million shares of its common stock during the six months ended April 2, 2022 and April 3, 2021, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $13 million and $6 million for the six months ended April 2, 2022 and April 3, 2021, respectively, to applicable tax authorities in connection with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands)
Gross sales:
IMS	$1,558,125	$1,365,207	$2,983,135	$2,823,121
CPS	389,867	365,973	757,144	689,911
Intersegment revenue	(36,462)	(31,503)	(71,424)	(58,106)
Net sales	$1,911,530	$1,699,677	$3,668,855	$3,454,926

Gross profit:
IMS	$108,660	$94,326	$215,289	$200,246
CPS	46,998	52,105	89,736	92,389
Total	155,658	146,431	305,025	292,635
Unallocated items (1)	(3,211)	(3,333)	(8,089)	(8,302)
Total	$152,447	$143,098	$296,936	$284,333

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

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands)
Net sales:
Americas (1)	$898,571	$803,642	$1,695,591	$1,635,464
EMEA	298,580	272,167	567,814	531,459
APAC	714,379	623,868	1,405,450	1,288,003
Total	$1,911,530	$1,699,677	$3,668,855	$3,454,926

(1)    Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 40%.

Percentage of net sales represented by ten largest customers	50%	54%	49%	56%
Number of customers representing 10% or more of net sales	2	1	2	1

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands, except per share data)
Numerator:
Net income	$53,220	$47,037	$111,854	$95,058

Denominator:
Weighted average common shares outstanding	62,845	65,249	63,622	65,244
Effect of dilutive stock options and restricted stock units	1,426	1,708	1,743	1,643
Denominator for diluted earnings per share	64,271	66,957	65,365	66,887

Net income per share:
Basic	$0.85	$0.72	$1.76	$1.46
Diluted	$0.83	$0.70	$1.71	$1.42

Note 13. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands)
Cost of sales	$2,948	$3,629	$6,731	$7,050
Selling, general and administrative	6,276	5,479	11,411	10,196
Research and development	106	116	220	186
Total	$9,330	$9,224	$18,362	$17,432

During the second quarter of 2022, the Company's stockholders approved the reservation of an additional 1.3 million shares of common stock for future issuance under the Company's 2019 Equity Incentive Plan. As of April 2, 2022, an aggregate of 7 million shares of common stock were authorized for future issuance under the Company's stock plans, of which 4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3 million shares of common stock were available for future grant.

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

Activity with respect to the Company's restricted stock units and PSUs was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 2, 2021	2,954	32.21	1.23	113,591
Granted	1,374	39.42
Vested/Forfeited/Cancelled	(1,141)	29.68
Outstanding as of April 2, 2022	3,187	36.23	1.66	133,629
Expected to vest as of April 2, 2022	2,703	36.13	1.59	113,359

As of April 2, 2022, unrecognized compensation expense of $78 million is expected to be recognized over a weighted average period of 1.6 years.

Note 14. Strategic Transaction

On March 2, 2022, the Company entered into a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders' Agreement (the "Shareholders' Agreement") with Reliance Strategic Business Ventures Limited (“RSVL”), a wholly-owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders' Agreement, the parties will establish Sanmina SCI India Private Limited ("SIPL"), the Company's existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment.

Pursuant to the terms of the SSPA, RSVL will acquire shares of SIPL such that immediately after the closing of this transaction, RSVL will hold 50.1% of the outstanding shares of SIPL and the Company will hold 49.9% of the outstanding shares of SIPL. The Company expects the transaction to close during the fourth quarter of 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including the joint venture with Reliance Strategic Business Ventures Limited, any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs on our business; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in the first half of 2022. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, the COVID-19 pandemic created a unique and challenging environment in which our results of operations in 2021 and 2020 were significantly and negatively impacted. These impacts arose from rapidly changing market and economic conditions caused by the pandemic, as well as by numerous measures imposed by government authorities to try to limit the spread of the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, reduced the capacity of our logistics providers to deliver components and products and resulted in temporary closures of manufacturing sites and reduced staffing of our plants. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers' businesses, the number of employees who may become infected or exposed to infected persons, the need for temporary plant closures caused by large scale employee infections, the duration of the outbreak, the continued efficacy and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant and the BA.2 subvariant, and actions that government authorities may take in response. For example, although acute pandemic conditions have abated in many regions in which we operate, recent increases in infections in China, and the measures being taken by the government in response, have disrupted the operations of certain of our plants. We believe it is likely that the pandemic and related supply chain disruptions will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. Two customers represented 10% or more of our net sales for the three and six months ended April 2, 2022. One customer represented 10% or more of our net sales for the three and six months ended April 3, 2021.

We typically generate about 80% of our net sales from products manufactured in our non-U.S. operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to manufacture in lower cost regions such as Asia, Latin America and Eastern Europe.

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

On March 2, 2022, we entered into a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders' Agreement (the "Shareholders' Agreement") with Reliance Strategic Business Ventures Limited (“RSVL”), a wholly-owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders' Agreement, the parties will establish Sanmina SCI India Private Limited ("SIPL"), our existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment.

Pursuant to the terms of the SSPA, RSVL will acquire shares of SIPL such that immediately after the closing of this transaction, RSVL will hold 50.1% of the outstanding shares of SIPL and we will hold 49.9% of the outstanding shares of SIPL. We expect the transaction to close during the fourth quarter of 2022.

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

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands)
Net sales	$1,911,530	$1,699,677	$3,668,855	$3,454,926
Gross profit	$152,447	$143,098	$296,936	$284,333
Operating income	$82,226	$64,723	$163,659	$140,282
Net income	$53,220	$47,037	$111,854	$95,058

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	April 2, 2022	April 3, 2021	Increase/(Decrease)		April 2, 2022	April 3, 2021	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$1,154,720	$980,794	$173,926	17.7%	$2,209,691	$2,013,312	$196,379	9.8%
Communications Networks and Cloud Infrastructure	756,810	718,883	37,927	5.3%	1,459,164	1,441,614	17,550	1.2%
Total	$1,911,530	$1,699,677	$211,853	12.5%	$3,668,855	$3,454,926	$213,929	6.2%

Net sales increased 12.5% in the second quarter of 2022 compared to the second quarter of 2021. Net sales increased 6.2% in the six months ended April 2, 2022 compared to the six months ended April 3, 2021. These increases were primarily due to stronger demand overall and new programs in our industrial and data communications segments.

Gross Margin

Gross margin decreased to 8.0% for the second quarter of 2022 from 8.4% for the second quarter of 2021. IMS gross margin increased to 7.0% for the second quarter of 2022, from 6.9% for the second quarter of 2021. CPS gross margin decreased to 12.1% for the second quarter of 2022, from 14.2% for the second quarter of 2021, primarily due to less favorable mix.

Gross margin decreased to 8.1% for the six months ended April 2, 2022 from 8.2% for the six months ended April 3, 2021. IMS gross margin increased to 7.2% for the six months ended April 3, 2021, from 7.1% for the six months ended April 3,

2021. CPS gross margin decreased to 11.9% for the six months ended April 3, 2021, from 13.4% for the six months ended April 3, 2021, primarily due to a less favorable mix of revenue between the various operating segments within CPS and unfavorable product mix within the Printed Circuit Boards operating segment of CPS.

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

Selling, General and Administrative

Selling, General and Administrative expenses increased $0.7 million, from $61.1 million, or 3.6% of net sales, in the second quarter of 2021 to $61.8 million, or 3.2% of net sales, in the second quarter of 2022.

Selling, General and Administrative expenses increased $3.2 million, from $120.1 million, or 3.5% of net sales, in the six months ended April 3, 2021 to $123.3 million, or 3.4% of net sales, in the six months ended April 2, 2022. The increase was primarily due to higher incentive compensation and certain other expenses, partially offset by reduced headcount expenses.

Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands)
Severance costs	$80	$10,656	$(163)	$11,492
Other exit costs	228	9	639	9
Total - Q1 FY20 Plan	308	10,665	476	11,501
Costs incurred for other plans	2,623	1,215	3,870	2,283
Total - all plans	$2,931	$11,880	$4,346	$13,784
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan ("Q1 FY20 Plan"), under which we had incurred costs of approximately $30 million as of April 2, 2022. These costs consist primarily of severance, the majority of which had been paid as of the end of the second quarter of 2022. Remaining cash payments are expected to occur through the end of 2023. Actions under this plan are substantially complete.

Other Restructuring Plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.

All Plans
Our IMS segment incurred costs of $9 million for the six months ended April 3, 2021 and none for the six months ended April 2, 2022. Our CPS segment incurred costs of $4 million for each of the six months ended April 2, 2022 and April 3, 2021. We had accrued liabilities of $4 million and $6 million as of April 2, 2022 and October 2, 2021 for restructuring costs (exclusive of long-term environmental remediation liabilities).

We expect to incur restructuring costs in future periods primarily for vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Gain on Sale of Long-lived Assets

During the first quarter of 2022, we recognized $5 million of gain primarily from the sale of a certain real property.

Other Income (Expense), Net

Other income (expense), net for the three months ended April 2, 2022 and April 3, 2021, was a net expense of $1 million and a net income of $6 million, respectively. Other income (expense), net for the six months ended April 2, 2022 and April 3, 2021, was a net income of $1 million and $8 million, respectively. We received settlement payments in connection with certain anti-trust class action matters during the second quarter of 2021 of approximately $5 million. In addition, there was a $3 million decline in the market value of participant investment accounts in our deferred compensation plan in the second quarter of 2022 compared to the second quarter of 2021.

Provision for Income Taxes

Our provision for income taxes for the second quarter of 2022 and 2021 was $23 million (30% of income before taxes) and $19 million (29% of income before taxes), respectively. Our provision for income taxes for the six months ended April 2, 2022 and April 3, 2021 was $43 million (28% of income before taxes) and $44 million (32% of income before taxes), respectively. The tax rate was lower for the six months ended April 2, 2022 compared to the six months ended April 3, 2021 due to a $3 million decrease in unfavorable discrete items.

It is reasonably possible that our liability for uncertain tax positions could decrease materially during the quarter ending July 2, 2022 based upon the resolution of audits and expiration of statutes of limitations.

Liquidity and Capital Resources

	Six Months Ended
	April 2, 2022	April 3, 2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$147,273	$142,900
Investing activities	(45,625)	(25,540)
Financing activities	(190,295)	(22,350)
Effect of exchange rate changes on cash and cash equivalents	(1,486)	(360)
Increase (Decrease) in cash and cash equivalents	$(90,133)	$94,650

Key Working Capital Management Measures

	As of
	April 2, 2022	October 2, 2021
Days sales outstanding (1)	60	64
Contract asset days (2)	18	19
Inventory turns (3)	5.3	6.3
Days inventory on hand (4)	70	58
Accounts payable days (5)	91	83
Cash cycle days (6)	57	58

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

Cash and cash equivalents were $560 million at April 2, 2022 and $650 million at October 2, 2021. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.5 billion as of April 2, 2022 and October 2, 2021.

Net cash provided by operating activities was $147 million and $143 million for the six months ended April 2, 2022 and April 3, 2021, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense, and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended April 2, 2022, we generated $194 million of cash primarily from earnings, excluding non-cash items, and used $47 million of cash due primarily to increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The increase in accounts receivable is primarily attributable to an increase in sales and billings to customers for their inventory obligations. The increase in inventory is primarily due to shortages of certain components that prevented us from shipping all products for which we had both demand and the other components necessary to build such products. The increase in accounts payable was primarily attributable to an increase in material receipts, consistent with the increase in inventory. The increase in accrued liabilities was primarily due to an increase in advance payments from customers and an increase in amounts collected under our accounts receivable purchasing program that had not been remitted as of the end of the quarter to the financial institutions that purchased the receivables.

Net cash used in investing activities was $46 million and $26 million for the six months ended April 2, 2022 and April 3, 2021, respectively. During the six months ended April 2, 2022, we used $53 million of cash for capital expenditures, purchased $1 million of long-term investments and received proceeds of $8 million primarily from the sale of a certain property. During the six months ended April 3, 2021, we used $26 million of cash for capital expenditures.

Net cash used in financing activities was $190 million and $22 million for the six months ended April 2, 2022 and April 3, 2021, respectively. During the six months ended April 2, 2022, we used $182 million of cash to repurchase common stock (including $13 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $9 million of long-term debt and received $1 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the six months ended April 3, 2021, we used $15 million of cash to repurchase common stock (including $6 million related to employee tax withholdings on vested restricted stock units), repaid an aggregate of $9 million of long-term debt and received $2 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

During the six months ended April 2, 2022 and April 3, 2021, we repurchased 4.4 million and 0.4 million shares of our common stock for $169 million and $9 million, respectively, under stock repurchase programs authorized by the Board of Directors in October 2019 and during the first quarter of 2022. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors. As of April 2, 2022, an aggregate of $111 million remains available under these programs. Subsequent to the end of the second quarter of fiscal 2022, the Board of Directors approved a new $200 million stock repurchase program containing the same terms as the previously approved plans.

We entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of April 2, 2022, a maximum of $543 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During each of the six months ended April 2, 2022 and April 3, 2021, we sold approximately $371 million of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of April 2, 2022 and October 2, 2021, $92 million and $7 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of April 2, 2022 and October 2, 2021, $78 million and $18 million, respectively, had been collected but not yet remitted. The unremitted amount was classified in accrued liabilities on the condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of April 2, 2022 and October 2, 2021. The aggregate effective interest rate under these swaps as of April 2, 2022 was approximately 4.3%. As of April 2, 2022, due to a decline in interest rates since the time the swaps were put in place, these interest rate swaps had a negative value of $3 million as of April 2, 2022, of which the majority is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of April 2, 2022, we had accrued liabilities of $31 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of April 2, 2022, we had a liability of $89 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur. It is reasonably possible that our liability for uncertain tax positions could decrease materially during the quarter ending July 2,
2022 based upon the resolution of audits and expiration of statutes of limitations.

Our liquidity needs are largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $147 million of cash from operations in the second quarter of 2022. Our primary sources of liquidity as of April 2, 2022 consisted of (1) cash and cash equivalents of $560 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $70 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs, if accepted by the counterparties to such programs; and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by an additional $200 million.

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

As of April 2, 2022, 54% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our

Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of April 2, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan of $323 million under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of April 2, 2022, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. Accordingly, these forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of April 2, 2022, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $364 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $114 million as of April 2, 2022.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that occurred during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2022, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2008, we were named by the Orange County Water District in a suit alleging that our actions contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater within the plaintiff’s control. In April 2013, all claims against us were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017, remanding the case back to the Superior Court for trial. The first phase of a multi-phase trial commenced in April 2021 and is expected to conclude in the third quarter of fiscal 2022. Subsequent trial phases, if necessary, likely would occur later in 2022 and 2023. We are contesting the plaintiff’s claims vigorously.

On December 20, 2019, we sued our former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and gross negligence/willful misconduct, alleges that we fraudulently misrepresented our capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“Dialight MSA”), and then breached our obligations under the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks compensatory and punitive damages that it contends exceed $200 million, but which we believe are vastly overstated and subject to a contractual limitation of liability that limits any Dialight recovery to less than $2 million. We continue to vigorously prosecute our claims against Dialight. Further, we strongly disagree with Dialight’s allegations and are defending against them vigorously. No trial date has been set in this matter.

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

Refer also to Note 7 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

End Market and Operational Risks

Worldwide supply chain shortages caused by supply/demand imbalances most notably in the semiconductor industry, the COVID-19 pandemic and geopolitical events are collectively limiting our ability to manufacture and ship all of the product for which we have demand; our profitability will be reduced if we are unable to pass on increasing component costs.

Our supply chain is being significantly impacted by a number of factors, including supply/demand imbalances most notably in the semiconductor industry, interruptions in supplier and port operations due to the COVID-19 pandemic during a time of a resumption of strong worldwide demand for electronic products and components and geopolitical events, such as the war in Ukraine. As a result, we are experiencing delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions have limited our ability to manufacture and ship all of the product for which we had demand and have resulted in an increase in our inventories. These factors are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components we incorporate into our products. We expect these delays and shortages to persist through the remainder of 2022 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.

In addition, inflationary pressures resulting from supply chain constraints and generally improved economic conditions exiting the acute phase of the COVID-19 pandemic are leading to sustained increases in the prices we pay for components and materials used in production and in our labor costs. While we seek to pass on to our customers the increased prices for components and shipping, plus a margin, our gross margins and profitability could decrease, perhaps significantly, over a sustained period of time if we are unable to do so.

We rely on a variety of common carriers to transport our raw materials and components from our suppliers to us, and to transport our products to our customers. The use of common carriers is subject to a number of risks, including increased costs due to rising energy prices and labor, vehicle and insurance costs, and hijacking and theft resulting in losses of shipments, delivery delays resulting from port congestion, labor shortages and other factors beyond our control. Although we attempt to mitigate our liability for any losses resulting from these risks through use of multiple carriers and modes of transport, as well as insurance, any costs or losses relating to demand or shipping or shipping delays that cannot be mitigated, avoided or passed on to our customers could reduce our profitability, require us to manufacture replacement product or damage our relationships with our customers.

The COVID-19 pandemic has had, and will likely continue to have, a significant impact on our results of operations and financial condition by reducing demand from our customers, interrupting the flow of components needed for our customers’ products, limiting the operations or productivity of our manufacturing facilities and creating health risks to our employees.

Our business, operations and results of operations have been significantly and negatively impacted by the COVID-19 pandemic over the past two years. Among other impacts, the pandemic has:

•Resulted in the temporary closure of certain of our facilities;
•Temporarily reduced the amount of staffing at certain of our plants;
•Required us in some cases to pay staff who are not able to work due to government orders or illness;
•Limited the capacity of logistics providers to deliver components for and the products we manufacture;
•Reduced demand for certain of our customers’ products;
•Resulted in interruptions of supply of components, either because our suppliers have themselves been prevented from operating or because major distribution channels (e.g., sea transport) have been disrupted by the pandemic; and
•Resulted in certain of our customers and suppliers experiencing financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations, respectively, to us in the future.

These impacts have reduced our revenue during the last 12 months and we cannot predict when these and other impacts from the pandemic will be fully resolved.

Should infections or exposures among our employees increase significantly, whether due to workplace exposure or community spread, we could experience significant absenteeism in our plants as employees temporarily quarantine or isolate, which would result in a reduction of production. These risks became more significant as the Omicron variant of COVID-19 spread globally.

We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers’ businesses, the number of our employees who may become infected, the potential need for temporary plant closures caused by large scale employee infections, the continued efficacy and availability of COVID-19 vaccines and treatments, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant and the BA.2 subvariant, and actions that government authorities may take in response. For example, while acute pandemic conditions have abated in many regions in which we operate, recent increases in infections in China, and the measures being taken by the government in response, have disrupted the operations of certain of our plants, as well as certain of our suppliers' plants. We believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

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
•failure of our customers' products to gain widespread commercial acceptance, which could decrease the volume of orders customers place with us;
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
•conditions in the global economy as a whole and in the industries we serve, which have been significantly impacted by the COVID-19 pandemic;
•fluctuations in component prices, component shortages and extended component lead times caused by high demand, disruptions relating to the COVID-19 pandemic, geopolitical events, such as the war in Ukraine, natural disasters or otherwise;

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
•resolution of quality or other claims made by our customers;
•the degree to which we are able to fully utilize our available manufacturing capacity;
•customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;
•our ability to efficiently move manufacturing operations to lower cost regions when requested by our customers;
•changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, uncertain tax positions, and our ability to utilize our deferred tax assets; and
•political and economic developments in countries in which we or our customers or our suppliers have operations, which could restrict our operations or those of our suppliers and/or customers or increase our costs.

Variability in our operating results may also lead to variability in cash generated by operations, which can adversely affect our ability to make capital expenditures, engage in strategic transactions and repurchase stock.

We are subject to risks arising from our international operations.

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are or can be negatively impacted by economic, political and other conditions in the foreign countries in which we do business, including:

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
•security concerns;
•political instability and/or regional military tension or hostilities, such as the war in Ukraine, the possibility of such conflict broadening to areas outside of Ukraine, and the actions taken by national governments in response to such hostilities, such as sanctions and export bans;
•fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;
•the imposition of currency controls, which would have the effect of preventing us from repatriating profits from our foreign subsidiaries;
•exposure to heightened corruption risks;
•aggressive, selective or lax enforcement of laws and regulations by national governmental authorities; and
•potentially increased risk of misappropriation of intellectual property.

We operate in countries that have experienced labor unrest, political instability or conflict and strife in the past, including China, India, Israel, Malaysia, Mexico and Thailand, and we have experienced work stoppages and similar disruptions at our plants in these countries. To the extent these factors prevent us from adequately staffing our plants and manufacturing and shipping products in those jurisdictions, our margins and net income could be reduced and our reputation as a reliable supplier could be negatively impacted.

We rely on a relatively small number of customers for a substantial portion of our sales, and declines in sales to these customers could significantly reduce our net sales and net income.

Sales to our ten largest customers have historically represented approximately half of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales for the foreseeable future. The loss of, or a significant reduction in sales or pricing to, our largest customers could therefore substantially reduce our revenue and margins.

Current U.S. trade policy could increase the cost of using both our onshore and offshore manufacturing services for our U.S. customers, leading them to reduce their orders to us.

Although we maintain significant manufacturing capacity in the U.S., the majority of our manufacturing operations are located outside the U.S. The U.S., China, the E.U. and several other countries have imposed tariffs on certain imported products. In particular, the U.S. has imposed tariffs impacting certain components and products imported from China by us into the U.S. These tariffs apply to both components imported into the U.S. from China for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in China and that are then imported into the U.S. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs would materially reduce our revenue and net income. In addition, our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incurred to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we were for any reason unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from customers until sometime later, if at all, which would adversely impact our operating cash flow in a given period.

Cancellations, reductions in production quantities, delays in production by our customers and changes in customer requirements could reduce our sales and net income.

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although customers are generally liable for raw materials we procure on their behalf, finished goods and work-in-process at the time of cancellation, customers may fail to honor this commitment or we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers could increase our inventory levels, lead to write-offs of inventory that we are not able to resell to our customers, reduce our sales and net income, delay or eliminate recovery of our expenditures for inventory purchased in preparation for customer orders and lower our asset utilization, all of which could result in lower gross margins and lower net income.

Our strategy to pursue higher margin business depends in part on the success of our CPS businesses, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy to capitalize on our ability to provide end-to-end manufacturing solutions is to grow our CPS business, which supplies printed circuit boards, backplane and cable assemblies and plastic injection molding, mechanical systems, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continually make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to purchase our components rather than those of third parties for use in the manufacture of their products, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers' designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce our CPS business revenue and margins, which in turn would have an adverse and potentially disproportionate effect on our overall revenues and profitability.

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

Transfers of our operations to other facilities caused by lease terminations could cause disruptions in our ability to service our customers

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

Regulatory, Compliance and Litigation Risks

We are subject to a number of U.S. export control and other regulatory requirements, the failure to comply with which could result in fines and reduction of future revenue.

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations (ITAR), the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department (OFAC). We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Should we be found to have violated one or more of such laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

If we manufacture or design defective products, if there are manufacturing defects in the components we incorporate into customer products or if our manufacturing processes do not comply with applicable statutory and regulatory requirements and standards, we could be subject to claims, damages and fines and lose customers.

We manufacture products to our customers' specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements and standards. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, must comply with standards established by the U.S. Food and Drug Administration and products we manufacture for the automotive end market are generally subject to the IATF 16949:2016 standard. In addition, our customers' products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements and standards. Finally, customer products can experience quality problems or failures as a result of defects in the components they specify to be included in the products we manufacture for them. Defects in the products we design or manufacture, even if caused by components specified by the customer, may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements and standards may subject us to legal fines or penalties, cause us to lose business and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us by third parties. The risk and magnitude of such claims may increase as we continue to expand our presence in the medical and automotive end markets since defects in these types of products can result in death or significant injury to end users of these products. Even when our customers are contractually responsible for defects in the design of a product and defects in components used in the manufacture of such products, there is no guarantee that these customers will have the financial resources to indemnify us for such liabilities and we could nonetheless be required to expend significant resources to defend ourselves if named in a product liability suit over such defects.

If we are unable to protect our intellectual property or if we infringe, or are alleged to infringe, upon the intellectual property of others, we could be required to pay significant amounts in costs or damages.

We rely on a combination of copyright, patent, trademark and trade secret laws and contractual restrictions to protect our intellectual property rights. However, a number of our patents covering certain aspects of our manufacturing processes or products have expired and will continue to expire in the future. Such expirations reduce our ability to assert claims against competitors or others who use or sell similar technology. Any inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology. In addition, should a current or former employee use or disclose any of our or our customers' proprietary information, we could become subject to legal action by our customers or others, our key technologies could become compromised and our ability to compete could be adversely impacted.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, harassment, organizing, whistleblowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with plaintiffs or federal, state or foreign regulatory authorities, the amounts of which could be substantial, and which would reduce our net income.

Cyberattacks and other disruptions of our information technology network and systems could interrupt our operations, lead to loss of our customer and employee data and subject us to damages.

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including maintaining redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, despite the implementation of numerous network security measures, both our internal and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing, business email compromise efforts and ransomware attacks. Recently, a cyberattack involving malware delivered through network monitoring software sold by SolarWinds resulted in the penetration of the systems of a multitude of governmental and commercial entities. While we were not affected by this cyberattack, there can be no assurance that a future malware attack will not be successful in breaching our systems. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense and aerospace business is subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance coverage for cyberattacks is limited. There can be no assurance that our cybersecurity measures will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be barred from future participation in U.S. government programs.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has recently proposed rules requiring that issuers provide significantly increased disclosures concerning cybersecurity matters and the impact of climate changes on their business. Increasing regulatory burdens and corporate governance requirements could also make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

Liquidity and Credit Risks

Our customers could experience credit problems, which could reduce our future revenues and net income.

Certain of our customers have experienced significant financial difficulties in the past, with a few filing for bankruptcy. The COVID-19 pandemic has exacerbated financial difficulties for certain of our customers. Financial difficulties experienced by one or more of our customers, could negatively affect our business by decreasing demand from such customers and through the potential inability of these companies to make full payment on amounts owed to us. Customer bankruptcies entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that additional customers will not declare bankruptcy or suffer financial distress, in which case our future revenues, net income and cash flow could be reduced.

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

Although we believe our existing cash resources and sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months, should demand for our services increase significantly over the next 12 months or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including in particular worsening economic conditions caused by the COVID-19 pandemic or otherwise, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level. In such a case, there can be no assurance that such additional sources of financing would be available.

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

Approximately 46% of our cash is held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase, which could result in a small number of very large electronics companies offering products in multiple sectors of the electronics industry. If one of our customers is acquired by another company that does not rely on us to provide EMS services, we may lose that customer's business. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers' products. Any such consolidation could cause us to be required to pay increased prices for such components, which could reduce our gross margin and profitability if we are unable to pass on the corresponding cost to our customers.

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

Our success depends upon the continued service of our key personnel, particularly our highly skilled sales and operations executives, managers and engineers with many years of experience in the EMS industry. Such individuals can be difficult to identify, recruit and retain and are heavily recruited by our competitors. As our key employees choose to retire or terminate their employment with us, we will be required to replace them with new employees with the required experience. Should we be unable to recruit new employees to fill key positions with us, our operations and growth prospects could be negatively impacted.

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

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. Recent stock market fluctuations related to the COVID-19 pandemic have been particularly significant. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, suppliers, competitors or other events affecting companies in the electronics industry, such as component shortages, currency fluctuations, the impact of natural disasters and global events, such as the COVID-19 pandemic, geopolitical tensions, such as the war in Ukraine, general market fluctuations and macroeconomic conditions, including concerns about inflation, any of which may cause the market price of our common stock to fluctuate widely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2019, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market (the “2019 Program”). The 2019 Program has no expiration date. During the first quarter of 2022, our Board of Directors authorized us to repurchase up to an additional $200 million of our common stock under a new program with the same terms as the 2019 Program. Subsequent to the end of the second quarter of fiscal 2022, the Board of Directors approved a new $200 million stock repurchase program containing the same terms as the previously approved plans.

The table below sets forth information regarding our repurchases of our common stock under these programs during the second quarter of 2022.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
January 2, 2022 through January 29, 2022	558,205	$37.65	558,205	$199,604,016
Month #2
January 30, 2022 through February 26, 2022	1,238,851	$38.80	1,238,851	$151,539,628
Month #3
February 27, 2022 through April 2, 2022	1,016,923	$39.38	1,016,923	$111,493,067
Total	2,813,979	$38.78	2,813,979

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

Item 6. Exhibits

Exhibit Number	Description

10.29*	2019 Equity Incentive Plan, as amended (filed herewith).

10.39±
Share Subscription and Purchase Agreement dated as of March 3, 2022 by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd, AET Holdings Limited and Sanmina-SCI India Private Limited (filed herewith).

10.39.1±
Joint Venture and Shareholders’ Agreement dated as of March 3, 2022 by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited (filed herewith).

10.39.2±
Form of Management Services Agreement by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited (filed herewith).

10.39.3±
Form of Business Transfer Agreement by and between Sanmina-SCI Technology India Private Limited and a wholly-owned subsidiary of Sanmina Corporation to be incorporated under the laws of India (filed herewith).

10.39.4±	Form of Services Agreement by and between Sanmina Corporation and Sanmina-SCI India Private Limited (filed herewith).

10.39.5±	Form of Services Agreement by and between Sanmina-SCI India Private Limited and Sanmina Corporation (filed herewith).

10.39.6	Form of IP and Know-How License Agreement by and between Sanmina Corporation and Sanmina-SCI India Private Limited (filed herewith).

10.39.7	Form of Trademark License Agreement among Sanmina Corporation and Sanmina-SCI India Private Limited (filed herewith).

10.40±
Amendment No. 3 to the Fourth Amended and Restated Credit Agreement dated as of March 8, 2022 by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America N.A. as Administrative Agent (filed herewith).

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

________________________

*    Compensatory plan in which an executive officer or director participates.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2022

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2022