Form 10-Q
period 2022-07-02
SANMINA CORP
filed 2022-08-03
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]    No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
As of July 27, 2022, there were 57,804,334 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 2, 2022	October 2, 2021
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$493,305	$650,026
Accounts receivable, net of allowances of approximately $7 million as of July 2, 2022 and October 2, 2021	1,228,435	1,192,434
Contract assets	459,306	348,741
Inventories	1,591,111	1,036,511
Prepaid expenses and other current assets	63,827	53,952
Total current assets	3,835,984	3,281,664
Property, plant and equipment, net	545,673	532,985
Deferred tax assets	212,407	235,117
Other	149,608	156,953
Total assets	$4,743,672	$4,206,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,976,533	$1,464,693
Accrued liabilities	303,076	161,896
Accrued payroll and related benefits	133,319	117,648
Short-term debt, including current portion of long-term debt	18,750	18,750
Total current liabilities	2,431,678	1,762,987
Long-term liabilities:
Long-term debt	298,345	311,572
Other	209,716	253,532
Total long-term liabilities	508,061	565,104
Contingencies (Note 7)
Stockholders’ equity	1,803,933	1,878,628
Total liabilities and stockholders’ equity	$4,743,672	$4,206,719

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,019,059	$1,657,741	$5,687,914	$5,112,667
Cost of sales	1,853,870	1,521,151	5,225,789	4,691,744
Gross profit	165,189	136,590	462,125	420,923

Operating expenses:
Selling, general and administrative	61,506	57,438	184,798	177,547
Research and development	5,071	5,269	15,320	15,427
Restructuring and other	3,994	(382)	8,340	13,402
Gain on sale of long-lived assets	—	—	(4,610)	—
Total operating expenses	70,571	62,325	203,848	206,376

Operating income	94,618	74,265	258,277	214,547

Interest income	540	217	1,198	691
Interest expense	(5,615)	(4,823)	(15,362)	(14,657)
Other income (expense), net	(7,774)	29,258	(7,110)	37,268
Interest and other, net	(12,849)	24,652	(21,274)	23,302

Income before income taxes	81,769	98,917	237,003	237,849
Provision for (benefit from) income taxes	2,226	(18,458)	45,606	25,416
Net income	$79,543	$117,375	$191,397	$212,433

Net income per share:
Basic	$1.33	$1.79	$3.07	$3.25
Diluted	$1.29	$1.74	$2.98	$3.17

Weighted average shares used in computing per share amounts:
Basic	59,970	65,427	62,404	65,306
Diluted	61,702	67,352	64,292	67,055

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(Unaudited)
	(In thousands)
Net income	$79,543	$117,375	$191,397	$212,433
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(3,819)	(8,132)	(6,935)	(8,054)
Derivative financial instruments:
Change in net unrealized amount	(2,497)	1,294	7,243	4,941
Amount reclassified into net income	5,351	243	7,751	1,272
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	719	(213)	1,380	(258)
Amortization of actuarial losses and transition costs	228	424	708	1,390
Total other comprehensive income (loss)	(18)	(6,384)	10,147	(709)
Comprehensive income	$79,525	$110,991	$201,544	$211,724

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,359,270	$6,321,042	$6,339,506	$6,301,537
Issuances under stock plans	72	681	1,474	2,754
Stock-based compensation expense	10,683	8,715	29,045	26,147
Repurchases of treasury stock	(144)	—	(144)	—
Balance, end of period	6,369,881	6,330,438	6,369,881	6,330,438
Treasury Stock
Balance, beginning of period	(1,229,523)	(998,190)	(1,047,202)	(983,143)
Repurchases of treasury stock	(124,293)	(16,379)	(306,614)	(31,426)
Balance, end of period	(1,353,816)	(1,014,569)	(1,353,816)	(1,014,569)
Accumulated Other Comprehensive Income
Balance, beginning of period	50,855	40,561	40,690	34,886
Other comprehensive income (loss)	(18)	(6,384)	10,147	(709)
Balance, end of period	50,837	34,177	50,837	34,177
Accumulated Deficit
Balance, beginning of period	(3,342,512)	(3,628,306)	(3,454,366)	(3,723,364)
Net income	79,543	117,375	191,397	212,433
Balance, end of period	(3,262,969)	(3,510,931)	(3,262,969)	(3,510,931)
Total stockholders’ equity	$1,803,933	$1,839,115	$1,803,933	$1,839,115

Common Stock Shares Outstanding
Number of shares, beginning of period	109,911	108,281	108,734	107,629
Issuances under stock plans	99	397	1,276	1,049
Number of shares, end of period	110,010	108,678	110,010	108,678
Treasury Shares
Number of shares, beginning of period	(49,124)	(43,192)	(44,427)	(42,630)
Repurchases of treasury stock	(3,096)	(401)	(7,793)	(963)
Number of shares, end of period	(52,220)	(43,593)	(52,220)	(43,593)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 2, 2022	July 3, 2021
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$191,397	$212,433
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	82,097	82,204
Stock-based compensation expense	29,045	26,147
Deferred income taxes	18,522	32,142
Equipment impairment	1,848	—
Gain on sale of intellectual property	—	(15,000)
Gain on liquidation of foreign entity	—	(8,263)
Other, net	(3,146)	(633)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(39,850)	(108,277)
Contract assets	(110,565)	51,487
Inventories	(559,118)	(22,606)
Prepaid expenses and other assets	(13,269)	(3,574)
Accounts payable	507,632	61,524
Accrued liabilities	144,363	(60,963)
Cash provided by operating activities	248,956	246,621

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(90,398)	(43,424)
Proceeds from sales of property, plant and equipment	8,339	702
Purchases of investments	(1,700)	(1,705)
Proceeds from sale of intellectual property	—	5,000
Cash paid for business acquisition, net of cash acquired	—	(21,408)
Cash used in investing activities	(83,759)	(60,835)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(14,064)	(14,064)
Proceeds from revolving credit facility borrowings	926,500	399,600
Repayments of revolving credit facility borrowings	(926,500)	(399,600)
Net proceeds from stock issuances	1,474	2,754
Repurchases of common stock	(306,758)	(31,426)
Proceeds from collection of notes receivable	500	—
Cash used in financing activities	(318,848)	(42,736)

Effect of exchange rate changes	(3,070)	268
Increase (decrease) in cash and cash equivalents	(156,721)	143,318
Cash and cash equivalents at beginning of period	650,026	480,526
Cash and cash equivalents at end of period	$493,305	$623,844

Cash paid during the period for:
Interest, net of capitalized interest	$12,155	$11,477
Income taxes, net of refunds	$33,801	$24,462
Unpaid purchases of property, plant and equipment at the end of period	$28,831	$26,499

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 2, 2021, included in the Company’s 2021 Annual Report on Form 10-K.

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

Results of operations for the third quarter of 2022 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2022 and 2021 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recent Accounting Pronouncement Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. These expedients and exceptions are effective for the Company as of March 12, 2020 through December 31, 2022. The Company has not yet applied any of the expedients and exceptions and is currently evaluating the impact of the provisions of this ASU.

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

The Company has determined that revenue for the majority of its contracts is required to be recognized on an over time basis. This determination is based on the fact that 1) the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancellation of a contract for convenience or 2) the Company’s customer simultaneously receives and consumes the benefits provided by the Company’s services. For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. At least 95% of the Company’s revenue is recognized on an over time basis, which is as products are manufactured or services are performed. Because of this, and the fact that there is no work-in-process or finished goods inventory associated with contracts for which revenue is recognized on an over-time basis, 99% or more of the Company’s inventory at the end of a given period is in the form of raw materials. For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are aggregated with eleven other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes. During the nine months ended July 2, 2022, CPS revenue and gross profit was $1 billion and $141 million, respectively.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Segments:
IMS	$1,617,858	$1,333,093	$4,584,185	$4,141,593
CPS	401,201	324,648	1,103,729	971,074
Total	$2,019,059	$1,657,741	$5,687,914	$5,112,667

End Markets:
Industrial, Medical, Automotive and Defense	$1,217,687	$957,095	$3,427,378	$2,970,407
Communications Networks and Cloud Infrastructure	801,372	700,646	2,260,536	2,142,260
Total	$2,019,059	$1,657,741	$5,687,914	$5,112,667

Geography:
Americas (1)	$984,870	$774,483	$2,680,461	$2,409,947
EMEA	295,105	277,360	862,919	808,819
APAC	739,084	605,898	2,144,534	1,893,901
Total	$2,019,059	$1,657,741	$5,687,914	$5,112,667
(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 40%.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of July 2, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $39 million and $46 million as of July 2, 2022 and October 2, 2021, respectively. Defined benefit plan assets were $40 million as of October 2, 2021 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of July 2, 2022 or October 2, 2021. Interest rate swaps had a positive value of $1 million and a negative value of $19 million as of July 2, 2022 and October 2, 2021, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of July 2, 2022 or October 2, 2021.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	July 2, 2022	October 2, 2021
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$118,456	$110,098
Number of contracts	49	48
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$334,446	$353,108
Number of contracts	44	46

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

For derivative instruments that are designated and qualify as cash flow hedges, the Company excludes time value from its assessment of hedge effectiveness and recognizes the amount of time value in earnings over the life of the derivative instrument. Gains or losses on the derivative not caused by changes in time value are recorded in Accumulated Other Comprehensive Income (“AOCI”), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain or loss recognized in Other Comprehensive Income on derivative instruments and the amount of gain or loss reclassified from AOCI into income were not material for any period presented herein.

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net, in the condensed consolidated statements of income. The amount of gains or losses associated with these forward contracts was not material for any period presented herein. From an economic perspective, the objective of the Company’s hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of July 2, 2022 and October 2, 2021. The aggregate effective interest rate of these swaps as of July 2, 2022 was approximately 4.3%. These interest rate swaps had a negative value of $19 million as of October 2, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets. Given the recent rise in interest rates and the continued signaling of additional rate hikes, these interest rate swaps had a positive value of $1 million as of July 2, 2022.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	July 2, 2022	October 2, 2021
	(In thousands)
Term loan due 2023 (“Term Loan”), net of issuance costs	$317,095	$330,322
Less: Current portion of Term Loan	18,750	18,750
Long-term debt	$298,345	$311,572

Term Loan maturities as of July 2, 2022 by fiscal year are as follows:

(In Thousands)
Remainder of 2022	$4,688
2023	14,062
2024	300,000
$318,750

As of July 2, 2022, there were no borrowings and $8 million of letters of credit outstanding under the Fourth Amended and Restated Credit Agreement (the “Amended Cash Flow Revolver”).

As of July 2, 2022, certain foreign subsidiaries of the Company had a total of $70 million of short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Company's Amended Cash Flow Revolver requires the Company to comply with certain financial covenants, namely a maximum leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of July 2, 2022.

Note 5. Leases

The Company’s leases consist primarily of operating leases for buildings and land and have initial lease terms of up to 44 years. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company’s initial lease liability and corresponding right-of-use (“ROU”) assets only if it is reasonably certain that the Company will exercise such options. Leases with lease terms of twelve months or less are not recorded on the Company’s balance sheet.

ROU assets and lease liabilities recorded in the condensed consolidated balance sheet are as follows:

	As of
	July 2, 2022	October 2, 2021
	(In thousands)
Other assets	$66,829	$68,012

Accrued liabilities	$15,784	$17,219
Other long-term liabilities	38,053	38,587
Total lease liabilities	$53,837	$55,806

Weighted average remaining lease term (in years)	14.41	14.46
Weighted average discount rate	2.53%	2.72%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Operating lease expense (1)	$6,009	$5,297	$17,779	$15,859

			Nine Months Ended
			July 2, 2022	July 3, 2021
			(In thousands)
Cash paid for operating lease liabilities			$14,566	$14,725
(1)    Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of July 2, 2022, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2022	$4,654
2023	15,415
2024	11,564
2025	9,046
2026	5,771
2027	2,664
Thereafter	9,658
Total lease payments	58,772
Less: imputed interest	4,935
Total	$53,837

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

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company’s customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended July 2, 2022 and July 3, 2021, the Company sold approximately $1 billion and $406 million of accounts receivable under these programs, respectively. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of July 2, 2022 and October 2, 2021, $167 million and $7 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of July 2, 2022 and October 2, 2021, $79 million and $18 million, respectively, had been collected but not yet remitted. The unremitted amount was included in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of July 2, 2022 and October 2, 2021, the Company had reserves of $38 million and $37 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of July 2, 2022, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of July 2, 2022. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017, remanding the case back to the Superior Court for trial. The first phase of a multi-phase trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On June 28, 2022, the Court issued a tentative ruling finding Sanmina and the other defendants liable for certain past investigation costs incurred by the plaintiff. A final statement of decision in this phase of the trial is expected on or about the middle of calendar year 2023. Based upon the Court’s tentative ruling, the Company believes a loss in this matter is probable and has recorded an estimated loss. Subsequent trial phases to assess the Company’s and certain other defendants’ liability for the plaintiff’s future remediation and other costs, and the allocation of damages among the liable defendants, are anticipated to occur in 2024 and beyond. It is probable that the Company will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, at the current time, the Company is unable to estimate the amount of such additional losses or a range of losses. The Company intends to continue defending the case vigorously and to seek appellate review of any adverse liability rulings or judgment at the appropriate time.

Other Matters

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint sought certification of a class of all non-exempt employees. Although the Company continued to deny any wrongdoing, on November 19, 2020, the Company reached an agreement to resolve all claims, including claims under California’s Private Attorneys General Act of 2004 (the “Settlement”), which also resulted in the dismissal of a suit alleging substantially similar claims filed in the Santa Clara County Superior Court in June 2021. The final amount of the judicially approved settlement was approximately $4 million and was paid during the first quarter of fiscal 2022.

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

Other Contingencies

During the nine months ended July 3, 2021, the Company received settlement payments of $8 million in connection with certain anti-trust class action matters. These payments are included in other income (expense), net in the condensed consolidated statements of income.

Note 8. Restructuring

The following table is a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Severance costs	$326	$(1,618)	$163	$9,874
Other exit costs (recognized as incurred)	608	989	1,247	998
Total - Q1 FY20 Plan	934	(629)	1,410	10,872
Costs incurred for other plans	3,060	247	6,930	2,530
Total - all plans	$3,994	$(382)	$8,340	$13,402
Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan (“Q1 FY20 Plan”), under which the Company has incurred costs of approximately $31 million as of July 2, 2022. These costs consist primarily of severance, the majority of which had been paid as of the end of the third quarter of 2022. Remaining cash payments are expected to occur through the end of 2023. Actions under this plan are substantially complete.

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

All Plans
The Company’s Integrated Manufacturing Solutions (“IMS”) segment incurred costs of $9 million for the nine months ended July 3, 2021 and none for the nine months ended July 2, 2022. The Company’s CPS segment incurred costs of $8 million and $4 million for the nine months ended July 2, 2022 and July 3, 2021, respectively. The Company had accrued liabilities of $7 million and $6 million as of July 2, 2022 and October 2, 2021, respectively for restructuring costs (exclusive of long-term environmental remediation liabilities).

The Company expects to incur restructuring costs, which could be material, in future periods primarily relating to vacant facilities and former sites for which the Company is or may be responsible for environmental remediation.

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

The Company’s provision for (benefit from) income taxes for the three months ended July 2, 2022 and July 3, 2021 was $2 million (3% of income before taxes) and $(18) million ((19)% of income before taxes), respectively. The income tax expense (benefit) for the three months ended July 2, 2022 and July 3, 2021 included the recognition of tax benefits of approximately $15 million and $43 million, respectively, that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

The Company’s provision for income taxes for the nine months ended July 2, 2022 and July 3, 2021 was $46 million (19% of income before taxes) and $25 million (11% of income before taxes), respectively. The tax rate was higher for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021 due to a $20 million decrease in favorable discrete items in 2022 as compared to 2021.

Note 10. Stockholders’ Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	July 2, 2022	October 2, 2021
	(In thousands)
Foreign currency translation adjustments	$69,185	$76,120
Unrealized holding gains (losses) on derivative financial instruments	689	(14,305)
Unrecognized net actuarial losses and transition costs for benefit plans	(19,037)	(21,125)
Total	$50,837	$40,690

Unrealized holding losses on derivative financial instruments includes losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (LIBOR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of July 2, 2022 and October 2, 2021. The aggregate effective interest rate of these swaps as of July 2, 2022 was approximately 4.3%. These interest rate swaps had a negative value of $19 million as of October 2, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets. Given the recent rise in interest rates and the continued signaling of additional rate hikes, these interest rate swaps had a positive value of $1 million as of July 2, 2022.

Stock Repurchase Program

During the nine months ended July 2, 2022 and July 3, 2021, the Company repurchased 7.4 million and 0.7 million shares of its common stock for $293 million and $22 million, respectively, under stock repurchase programs authorized by the Board of Directors in October 2019 and the first and third quarters of 2022. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce the Company’s liquidity. As of July 2, 2022, an aggregate of $188 million remains available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.4 million and 0.3 million shares of its common stock during the nine months ended July 2, 2022 and July 3, 2021, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $13 million and $10 million for the nine months ended July 2, 2022 and July 3, 2021, respectively, to applicable tax authorities in connection with these repurchases.

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

The Company’s operations are managed as two businesses: IMS and CPS. The Company’s CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented individually as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “CPS” and the Company has only one reportable segment - IMS.

During the first quarter of 2021, the Company’s Viking Technology operating segment was aggregated and reported in the Company’s IMS reportable segment. The Company began reporting Viking Technology under its CPS segment during the fourth quarter of 2021. Accordingly, the data presented in the table below reflects this change in segment reporting for all periods presented. The change in segment reporting does not affect the Company’s previously reported consolidated financial statements.

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Gross sales:
IMS	$1,624,760	$1,342,027	$4,607,895	$4,165,148
CPS	427,756	350,412	1,184,900	1,040,323
Intersegment revenue	(33,457)	(34,698)	(104,881)	(92,804)
Net sales	$2,019,059	$1,657,741	$5,687,914	$5,112,667

Gross profit:
IMS	$118,359	$101,563	$333,648	$301,809
CPS	50,805	39,023	140,541	131,412
Total	169,164	140,586	474,189	433,221
Unallocated items (1)	(3,975)	(3,996)	(12,064)	(12,298)
Total	$165,189	$136,590	$462,125	$420,923

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

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Net sales:
Americas (1)	$984,870	$774,483	$2,680,461	$2,409,947
EMEA	295,105	277,360	862,919	808,819
APAC	739,084	605,898	2,144,534	1,893,901
Total	$2,019,059	$1,657,741	$5,687,914	$5,112,667

(1)    Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 40%.

Percentage of net sales represented by ten largest customers	48%	51%	49%	54%
Number of customers representing 10% or more of net sales	1	1	2	1

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands, except per share data)
Numerator:
Net income	$79,543	$117,375	$191,397	$212,433

Denominator:
Weighted average common shares outstanding	59,970	65,427	62,404	65,306
Effect of dilutive stock options and restricted stock units	1,732	1,925	1,888	1,749
Denominator for diluted earnings per share	61,702	67,352	64,292	67,055

Net income per share:
Basic	$1.33	$1.79	$3.07	$3.25
Diluted	$1.29	$1.74	$2.98	$3.17

Note 13. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Cost of sales	$3,724	$3,712	$10,455	$10,762
Selling, general and administrative	6,819	4,913	18,230	15,109
Research and development	140	90	360	276
Total	$10,683	$8,715	$29,045	$26,147

During the second quarter of 2022, the Company’s stockholders approved the reservation of an additional 1.3 million shares of common stock for future issuance under the Company’s 2019 Equity Incentive Plan. As of July 2, 2022, an aggregate of 7 million shares of common stock were authorized for future issuance under the Company’s stock plans, of which 4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3 million shares of common stock were available for future grant.

Restricted and Performance Stock Units

The Company grants restricted stock units and restricted stock units with performance conditions (“PSUs”) to executive officers, directors and certain other employees. These units vest over periods ranging from one year to four years and/or upon achievement of specified performance criteria, with associated compensation expense recognized ratably over the vesting period.

The Company also grants shares for which vesting is contingent on cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved during the measurement period, the shares will be cancelled. If a minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 80% to 120% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company’s total shareholder return relative to that of its peer group over this same period.

Activity with respect to the Company’s restricted stock units and PSUs was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 2, 2021	2,954	32.21	1.23	113,591
Granted	1,404	39.46
Vested/Forfeited/Cancelled	(1,254)	30.27
Outstanding as of July 2, 2022	3,104	36.28	1.45	122,480
Expected to vest as of July 2, 2022	2,723	36.15	1.39	107,454

As of July 2, 2022, unrecognized compensation expense of $68 million is expected to be recognized over a weighted average period of 1.4 years.

Note 14. Strategic Transactions

India Joint Venture

On March 2, 2022, the Company entered into a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) with Reliance Strategic Business Ventures Limited (“RSVL”), a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholder’ Agreement, the parties will establish Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment.

Pursuant to the terms of the SSPA, RSVL will acquire shares of SIPL such that immediately after the closing of the transaction, RSVL will hold 50.1% of the outstanding shares of SIPL and the Company will hold 49.9% of the outstanding shares of SIPL. The Company expects the transaction to close during the fourth quarter of 2022.

Acquisition

On April 6, 2021, the Company purchased all outstanding stock of a European subsidiary of a multinational company in the industrial end market. This acquisition increased the Company’s IMS capabilities in Europe. The Company also entered into a master supply agreement with the seller in connection with this acquisition. Total consideration paid for this acquisition was $38 million of cash, of which $29 million was paid upon closing and $9 million is due in April 2023. The acquiree had $8 million of cash as of the acquisition date, resulting in a net cash outlay upon closing of $21 million. The pro-forma effect of the acquisition, as if it had occurred at the beginning of the year, was not material to the consolidated financial statements. The acquisition is reported in the Company’s IMS reportable segment.

The Company’s allocation of the purchase price was based on management’s estimate of the acquisition-date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed.

The following represents the allocation of the purchase price to the acquired assets and liabilities assumed.

(In thousands)
Current assets, including cash acquired of $8.1 million	$18,696
Noncurrent assets, including identifiable intangible assets of $4.4 million and goodwill of $8.5 million	30,711
Current liabilities	(10,671)
Noncurrent liabilities	(152)
Total net assets acquired	$38,584

Goodwill reflects the expectation that the acquisition enables the Company to increase its IMS capabilities in Europe. Goodwill and identifiable intangible assets are recorded in other non-current assets on the condensed consolidated balance sheets. Identifiable intangible assets are being amortized over four years.

Note 15. Other Income (Expense), net

During the third quarter of 2021, the Company sold intellectual property for $15 million, of which $5 million was received in cash and $10 million is due in three installments, with the last installment due December 30, 2022. The sale of intellectual property is included in other income (expense), net in the condensed consolidated statements of income.

During the third quarter of 2021, a foreign entity of the Company was substantially liquidated and the Company reclassified $8 million of cumulative currency translation adjustments associated with this entity from accumulated other comprehensive income to other income (expense), net in the condensed consolidated statements of income. There were no other significant reclassifications from accumulated other comprehensive income to the condensed consolidated statements of income for any period presented herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including the joint venture with RSVL, any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs on our business; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in the first nine months of 2022. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments under the accounting rules for segment reporting. Therefore, financial information for these operating segments is aggregated and presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, the COVID-19 pandemic created a unique and challenging environment in which our results of operations in 2022, 2021 and 2020 were significantly and negatively impacted. These impacts arose from rapidly changing market and economic conditions caused by the pandemic, as well as by numerous measures imposed by government authorities to try to limit the spread of the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, reduced the capacity of our logistics providers to deliver components and products and resulted in temporary closures of manufacturing sites and reduced staffing of our plants. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers’ businesses, the number of employees who may become infected or exposed to infected persons, the need for temporary plant closures caused by large scale employee infections, the duration of the outbreak, the continued efficacy and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant and its subvariants, and actions that government authorities may take in response. For example, although acute pandemic conditions have abated in many regions in which we operate, recent increases in infections in China, and the measures being taken by the government in response, have disrupted the operations of certain of our plants. We believe it is likely that the pandemic and related supply chain disruptions will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three months ended July 2, 2022 and July 3, 2021 and nine months ended July 3, 2021. Two customers represented 10% or more of our net sales for the nine months ended July 2, 2022.

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

On March 2, 2022, we entered into a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) with Reliance Strategic Business Ventures Limited (“RSVL”), a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders’ Agreement, the parties will establish Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment.

Pursuant to the terms of the SSPA, RSVL will acquire shares of SIPL such that immediately after the closing of the transaction, RSVL will hold 50.1% of the outstanding shares of SIPL and we will hold 49.9% of the outstanding shares of SIPL. We expect the transaction to close during the fourth quarter of 2022.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates related to accounts receivable, inventories, income taxes, environmental matters, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Due to the COVID-19 pandemic, the global economy and financial markets have been disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. We have considered information available to us as of the date of issuance of these financial statements and are not aware of any specific events or circumstances that would require an update to our estimates or judgments, or a revision to the carrying value of our assets or liabilities. Our estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2021 filed with the Securities and Exchange Commission.

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Net sales	$2,019,059	$1,657,741	$5,687,914	$5,112,667
Gross profit	$165,189	$136,590	$462,125	$420,923
Operating income	$94,618	$74,265	$258,277	$214,547
Net income	$79,543	$117,375	$191,397	$212,433

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	July 2, 2022	July 3, 2021	Increase/(Decrease)		July 2, 2022	July 3, 2021	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$1,217,687	$957,095	$260,592	27.2%	$3,427,378	$2,970,407	$456,971	15.4%
Communications Networks and Cloud Infrastructure	801,372	700,646	100,726	14.4%	2,260,536	2,142,260	118,276	5.5%
Total	$2,019,059	$1,657,741	$361,318	21.8%	$5,687,914	$5,112,667	$575,247	11.3%

Net sales increased 21.8% in the third quarter of 2022 compared to the third quarter of 2021. Net sales increased 11.3% for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021. These increases were primarily due to stronger demand overall, our ability to pass to our customers the increased cost of components caused by supply constraints and new programs in our industrial and data communications segments.

Gross Margin

Gross margin was 8.2% for the third quarter of 2022 and the third quarter of 2021. IMS gross margin decreased to 7.3% for the third quarter of 2022, from 7.6% for the third quarter of 2021. Despite an increase in revenue, IMS gross margin decreased primarily because there was little to no markup on the increased cost of components that we were able to pass on to our customers. CPS gross margin increased to 11.9% for the third quarter of 2022, from 11.1% for the third quarter of 2021, primarily due to higher revenues and a more favorable mix.

Gross margin was 8.1% for the nine months ended July 2, 2022 and 8.2% for the nine months ended July 3, 2021. IMS gross margin was 7.2% for each of the nine months ended July 2, 2022 and the nine months ended July 3, 2021. Despite significantly higher revenues, CPS gross margin decreased to 11.9% for the nine months ended July 2, 2022, from 12.6% for the nine months ended July 3, 2021 due to a less favorable mix.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may also be caused by a number of other factors, including:

•the ongoing impacts of the COVID-19 pandemic and related supply chain constraints on our operations, the operations of our suppliers and on our customers’ businesses;
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

Selling, General and Administrative

Selling, General and Administrative expenses increased $4.1 million, from $57.4 million, or 3.5% of net sales, in the third quarter of 2021 to $61.5 million, or 3.0% of net sales, in the third quarter of 2022. The increase was primarily due to higher incentive compensation, partially offset by a decrease in our deferred compensation liability resulting from a decline in the market value of participant accounts in the third quarter of 2022.

Selling, General and Administrative expenses increased $7.3 million, from $177.5 million, or 3.5% of net sales, in the nine months ended July 3, 2021 to $184.8 million, or 3.2% of net sales, in the nine months ended July 2, 2022. The increase was primarily due to higher incentive compensation, partially offset by a decrease in our deferred compensation liability resulting from a decline in the market value of participant accounts in the nine months ended July 2, 2022.

Restructuring

The following table provides a summary of restructuring costs:

	Restructuring Expense
	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Severance costs	$326	$(1,618)	$163	$9,874
Other exit costs	608	989	1,247	998
Total - Q1 FY20 Plan	934	(629)	1,410	10,872
Costs incurred for other plans	3,060	247	6,930	2,530
Total - all plans	$3,994	$(382)	$8,340	$13,402

Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan (“Q1 FY20 Plan”), under which we had incurred costs of approximately $31 million as of July 2, 2022. These costs consist primarily of severance, the majority of which had been paid as of the end of the third quarter of 2022. Remaining cash payments are expected to occur through the end of 2023. Actions under this plan are substantially complete.

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

All Plans
Our IMS segment incurred costs of $9 million for the nine months ended July 3, 2021 and none for the nine months ended July 2, 2022. Our CPS segment incurred costs of $8 million and $4 million for the nine months ended July 2, 2022 and July 3, 2021, respectively. We had accrued liabilities of $7 million and $6 million as of July 2, 2022 and October 2, 2021, respectively, for restructuring costs (exclusive of long-term environmental remediation liabilities).

We expect to incur restructuring costs, which could be material, in future periods primarily relating to vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Gain on Sale of Long-lived Assets

During the first quarter of 2022, we recognized a gain of $5 million, primarily from the sale of a certain real property.

Other Income (Expense), Net

Other income (expense), net for the three months ended July 2, 2022 and July 3, 2021, was $(8) million and $29 million, respectively. The change for the three month period is primarily due to a $15 million sale of intellectual property in the third quarter of 2021, an $8 million gain on liquidation of a foreign entity in the third quarter of 2021, receipt of settlement payments of $3 million in the third quarter of 2021 in connection with certain anti-trust class action matters, and a $7 million decline in the market value of participant investment accounts in our deferred compensation plan in the third quarter of 2022 compared to the third quarter of 2021.

Other income (expense), net for the nine months ended July 2, 2022 and July 3, 2021, was $(7) million and $37 million, respectively. The change for the nine month period was primarily due to the intellectual property sale and gain on the liquidation of a foreign entity referenced above and receipt of settlement payments of $8 million in 2021 in connection with certain anti-trust class action matters. In addition, there was an $11 million decline in the market value of participant investment accounts in our deferred compensation plan in the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021.

Provision for Income Taxes

Our provision for (benefit from) income taxes for the three months ended July 2, 2022 and July 3, 2021 was $2 million (3% of income before taxes) and $(18) million ((19)% of income before taxes), respectively. The income tax expense (benefit) for the three months ended July 2, 2022 and July 3, 2021 included the recognition of tax benefit of approximately $15 million and $43 million, respectively, that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

Our provision for income taxes for the nine months ended July 2, 2022 and July 3, 2021 was $46 million (19% of income before taxes) and $25 million (11% of income before taxes), respectively. The tax rate was lower for the nine months ended July 2, 2022 compared to the nine months ended July 3, 2021 due to a $20 million decrease in favorable discrete items in 2022 as compared to 2021.

Liquidity and Capital Resources

	Nine Months Ended
	July 2, 2022	July 3, 2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$248,956	$246,621
Investing activities	(83,759)	(60,835)
Financing activities	(318,848)	(42,736)
Effect of exchange rate changes on cash and cash equivalents	(3,070)	268
Increase (Decrease) in cash and cash equivalents	$(156,721)	$143,318

Key Working Capital Management Measures

	As of
	July 2, 2022	October 2, 2021
Days sales outstanding (1)	56	64
Contract asset days (2)	19	19
Inventory turns (3)	4.9	6.3
Days inventory on hand (4)	74	58
Accounts payable days (5)	93	83
Cash cycle days (6)	56	58

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

(5)    Accounts payable days (a measure of how quickly we pay our suppliers), or “DPO”, is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.

(6)    Cash cycle days (a measure of how quickly we convert investments in inventory to cash) is calculated as days inventory on hand plus days sales outstanding and contract assets days minus accounts payable days.

Cash and cash equivalents were $493 million at July 2, 2022 and $650 million at October 2, 2021. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.4 billion and $1.5 billion as of July 2, 2022 and October 2, 2021, respectively.

Net cash provided by operating activities was $249 million and $247 million for the nine months ended July 2, 2022 and July 3, 2021, respectively. Cash flows from operating activities consist of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes, gain on liquidation of a foreign entity, gain on sale of intellectual property, impairments and stock-based compensation expense, and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended July 2, 2022, we generated $320 million of cash primarily from earnings, excluding non-cash items, and used $71 million of cash due primarily to increases in accounts receivable, contract assets and inventory, partially offset by increases in accounts payable and accrued liabilities. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The increase in accounts receivable is primarily attributable to an increase in sales and billings to customers for their inventory obligations. The increase in inventory is primarily due to shortages of certain components that prevented us from shipping all products for which we had both demand and the other components necessary to build such products. The increase in accounts payable was primarily attributable to an increase in material receipts, consistent with the increase in inventory. The increase in accrued liabilities was primarily due to an increase in advance payments from customers and an increase in amounts collected under our accounts receivable purchasing program that had not been remitted as of the end of the quarter to the financial institutions that purchased the receivables.

Net cash used in investing activities was $84 million and $61 million for the nine months ended July 2, 2022 and July 3, 2021, respectively. During the nine months ended July 2, 2022, we used $90 million of cash for capital expenditures, purchased $2 million of long-term investments and received proceeds of $8 million primarily from the sale of a certain property. During the nine months ended July 3, 2021, we used $43 million of cash for capital expenditures, paid $21 million in connection with a business combination and received $5 million from the sale of intellectual property.

Net cash used in financing activities was $319 million and $43 million for the nine months ended July 2, 2022 and July 3, 2021, respectively. During the nine months ended July 2, 2022, we used $307 million of cash to repurchase common stock (including $13 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $14 million of long-term debt and received $1 million of net proceeds from issuances of common stock pursuant to stock option exercises. During the nine months ended July 3, 2021, we used $31 million of cash to repurchase common stock (including $10 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $14 million of long-term debt and received $3 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

During the nine months ended July 2, 2022 and July 3, 2021, we repurchased 7.4 million and 0.7 million shares of our common stock for $293 million and $22 million, respectively, under stock repurchase programs authorized by the Board of Directors in October 2019 and the first and third quarters of 2022. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors. As of July 2, 2022, an aggregate of $188 million remains available under these programs.

We entered into a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of July 2, 2022, a maximum of $541 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Amended Cash Flow Revolver. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. On January 16, 2019, we entered into an amendment to our Amended Cash Flow Revolver which increased the percentage of our total accounts receivable that can be sold and outstanding at any time from 30% to 40%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended July 2, 2022 and July 3, 2021, we sold approximately $1 billion and $406 million of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of July 2, 2022 and October 2, 2021, $167 million and $7 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of July 2, 2022 and October 2, 2021, $79 million and $18 million, respectively, had been collected but not yet remitted. The unremitted amount was classified in accrued liabilities on the condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (“LIBOR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of July 2, 2022 and October 2, 2021. The aggregate effective interest rate under these swaps as of July 2, 2022 was approximately 4.3%. Given the recent rise in interest rates and the continued signaling of additional rate hikes, these interest rate swaps had a positive value of $1 million as of July 2, 2022, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other assets on the condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of July 2, 2022, we had accrued liabilities of $38 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of July 2, 2022, we had a liability of $59 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity needs are largely dependent on changes in our working capital, including the amount of manufacturing inventory we carry, sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $249 million of cash from operations in the third quarter of 2022. Our primary sources of liquidity as of July 2, 2022 consisted of (1) cash and cash equivalents of $493 million; (2) our Amended Cash Flow Revolver, under which $692 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $70 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs, if accepted by the counterparties to such programs; and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Amended Cash Flow Revolver by an additional $200 million.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. However, should demand for our services decrease significantly over the next 12 months, especially without a commensurate decrease in inventory levels, or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including in particular continued or worsening economic conditions caused by the COVID-19 pandemic, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level.

We distribute our cash among a number of financial institutions that we believe to be of high quality. However, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost.

As of July 2, 2022, 49% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of July 2, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan of $319 million under our Amended Cash Flow Revolver for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of July 2, 2022, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. Accordingly, these forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the condensed consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of July 2, 2022, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $334 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $118 million as of July 2, 2022.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that occurred during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2022, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2008, we were named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant we sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against us were dismissed. The plaintiff appealed this dismissal and the appellate court reversed the judgment in August 2017, remanding the case back to the Superior Court for trial. The first phase of a multi-phase trial commenced in April 2021 and the submission of evidence concluded in May 2022. On June 28, 2022, the Court issued a tentative ruling finding Sanmina and the other defendants liable for certain past investigation costs incurred by the plaintiff. A final statement of decision in this phase of the trial is expected on or about the middle of calendar year 2023. Based upon the Court’s tentative ruling, we believe a loss in this matter is probable and have recorded an estimated loss. Subsequent trial phases to assess Sanmina’s and certain other defendants’ liability for the plaintiff’s future remediation and other costs, and the allocation of damages among the liable defendants are anticipated to occur in 2024 and beyond. It is probable that we will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, at the current time, we are unable to estimate the amount of such additional losses or a range of losses. We intend to continue defending the case vigorously and to seek appellate review of any adverse liability rulings or judgment at the appropriate time.

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

Refer also to Note 7 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

End Market and Operational Risks

Worldwide supply chain shortages caused by supply/demand imbalances, most notably in the semiconductor industry, the COVID-19 pandemic and geopolitical events are collectively limiting our ability to manufacture and ship all of the product for which we have demand; our profitability will be reduced if we are unable to pass on increasing component costs.

Our supply chain is being significantly impacted by a number of factors, including supply/demand imbalances, most notably in the semiconductor industry, interruptions in supplier and port operations due to the COVID-19 pandemic during a time when strong worldwide demand for electronic products and components has resumed and geopolitical events, such as the war in Ukraine. As a result, we are experiencing delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions have limited our ability to manufacture and ship all of the product for which we have had demand and have resulted in an increase in our inventories. These factors are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components, which we incorporate into our products. We expect these delays and shortages to persist through the remainder of 2022 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.

In addition, inflationary pressures resulting from supply chain constraints and generally improved economic conditions are leading to sustained increases in the prices we pay for components and materials used in production and in our labor and transportation costs. While we seek to pass on to our customers the increased prices for components and shipping, plus a margin, our gross margins and profitability could decrease, perhaps significantly, over a sustained period of time if we are unable to do so.

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
•Limited the capacity of logistics providers to deliver the components we use for and the products we manufacture;
•Reduced demand for certain of our customers’ products;
•Resulted in interruptions in supply of components, either because our suppliers have themselves been prevented from operating or because major distribution channels (e.g., sea transport) have been disrupted by the pandemic; and
•Resulted in certain of our customers and suppliers experiencing financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations, respectively, to us in the future.

These impacts have reduced our revenue during the last 12 months and we cannot predict when these and other impacts from the pandemic will be fully resolved.

Should infections or exposures among our employees increase significantly, whether due to workplace exposure or community spread, we could experience significant absenteeism in our plants as employees temporarily quarantine or isolate, which would result in a reduction of production. These risks became more significant as the Omicron variant of COVID-19 and its subvariants spread globally.

We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers’ businesses, the number of our employees who may become infected, the potential need for temporary plant closures caused by large scale employee infections, the continued efficacy and availability of COVID-19 vaccines and treatments, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant of COVID-19 and its subvariants, and actions that government authorities may take in response. For example, while acute pandemic conditions have abated in many regions in which we operate, recent increases in infections in China, and the measures being taken by the government in response, have disrupted the operations of certain of our plants, as well as certain of our suppliers’ plants. We believe it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide products and services to companies that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure industries. Adverse changes in any of these end markets could reduce demand for our customers’ products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect these industries in general and our customers in particular, leading to reductions in net sales. These factors include:

•intense competition among our customers and their competitors, leading to reductions in prices for their products and increases in pricing pressure placed on us;
•failure of our customers’ products to gain widespread commercial acceptance, which could decrease the volume of orders customers place with us;
•changes in regulatory requirements affecting the products we build for our customers, leading to product redesigns or obsolescence and potentially causing us to lose business; and
•the negative effects of inflation and any potential resultant recession on customer demand.

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
•our inventory levels, which have been driven higher as a result of ongoing supply chain disruptions, with higher levels of inventory reducing our operating cash flow;
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

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are or can be negatively impacted by economic, political and other conditions in the foreign countries in which we do business, including:

•changes in trade and tax laws that may result in us or our customers being subject to increased taxes, duties and tariffs and import restrictions, which could increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;
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

A key part of our strategy to capitalize on our ability to provide end-to-end manufacturing solutions is to grow our CPS business, which supplies printed circuit boards, backplane and cable assemblies and plastic injection molding, mechanical systems, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continually make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS business also depends on our ability to increase sales of our proprietary products, convince our customers to purchase our components rather than those of third parties for use in the manufacture of their products, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers’ designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce our CPS business revenue and margins, which in turn would have an adverse and potentially disproportionate effect on our overall revenues and profitability.

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

Regulatory, Compliance and Litigation Risks

We are subject to a number of U.S. export control and other regulatory requirements, with which the failure to comply could result in fines and reduction of future revenue.

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations (“ITAR”), the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department (“OFAC”). We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Should we be found to have violated one or more of such laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

If we manufacture or design defective products, if there are manufacturing defects in the components we incorporate into customer products or if our manufacturing processes do not comply with applicable statutory and regulatory requirements and standards, we could be subject to claims, damages and fines and lose customers.

We manufacture products to our customers’ specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements and standards. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, must comply with standards established by the U.S. Food and Drug Administration and products we manufacture for the automotive end market are generally subject to the IATF 16949:2016 standard. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements and standards. Finally, customer products can experience quality problems or failures as a result of defects in the components they specify to be included in the products we manufacture for them. Defects in the products we design or manufacture, even if caused by components specified by the customer, may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements and standards may subject us to legal fines or penalties, cause us to lose business and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us by third parties. The risk and magnitude of such claims may increase as we continue to expand our presence in the medical and automotive end markets since defects in these types of products can result in death or significant injury to end users of these products. Even when our customers are contractually responsible for defects in the design of a product and defects in components used in the manufacture of such products, there is no guarantee that these customers will have the financial resources to indemnify us for such liabilities and we could nonetheless be required to expend significant resources to defend ourselves if named in a product liability suit over such defects.

If we are unable to protect our intellectual property or if we infringe, or are alleged to infringe, upon the intellectual property of others, we could be required to pay significant amounts in costs or damages.

We rely on a combination of copyright, patent, trademark and trade secret laws and contractual restrictions to protect our intellectual property rights. However, a number of our patents covering certain aspects of our manufacturing processes or products have expired and will continue to expire in the future. Such expirations reduce our ability to assert claims against competitors or others who use or sell similar technology. Any inability to protect our intellectual property rights could diminish or eliminate the competitive advantages that we derive from our proprietary technology. In addition, should a current or former employee use or disclose any of our or our customers’ proprietary information, we could become subject to legal action by our customers or others, our key technologies could become compromised and our ability to compete could be adversely impacted.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past, a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. For example, in June 2022, we were found tentatively liable for certain costs relating to a site owned by a predecessor company in Southern California from which a discharge was alleged to have occurred. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

Partly as a result of certain of our acquisitions, we have incurred liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of current and former sites. The time required to perform environmental remediation can be lengthy and there can be no assurance that the scope, and therefore cost, of these activities will not increase as a result of the discovery of new contamination or contamination on adjoining landowners’ properties or the adoption of more stringent regulatory standards covering sites at which we are currently performing remediation activities.

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

We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets, liabilities and net income during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, in fiscal 2019, we implemented the new revenue recognition standard, which is complex and requires significant management judgment. Although we believe the judgments we applied in implementation of the new revenue recognition standard are appropriate, there can be no assurance that we will not be required to change our judgments relating to implementation of such standard in the future, whether as a result of new guidance or otherwise. A significant change in our accounting judgments could have a significant impact on our reported revenue, gross profit, assets and liabilities. In general, changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, availability under our Amended Cash Flow Revolver and the amount of accounts receivable eligible for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. Any failure to maintain adequate liquidity would prevent us from maintaining operations at current or desired levels, which in turn would reduce both our revenue and profitability.

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

Approximately 51% of our cash is held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

Consolidation in the electronics industry among our customers, our suppliers and/or our competitors may increase, which could result in a small number of very large electronics companies offering products in multiple sectors of the electronics industry. If one of our customers is acquired by another company that does not rely on us to provide EMS services, we may lose that customer’s business. Similarly, consolidation among our suppliers could result in a sole or limited source for certain components used in our customers’ products. Any such consolidation could cause us to be required to pay increased prices for such components, which could reduce our gross margin and profitability if we are unable to pass on the corresponding cost to our customers.

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

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Malaysian ringgit and Chinese renminbi. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and monetary assets and liabilities. As such, our foreign currency hedging program may not fully cover all of our exposure to exchange rate fluctuations. If our hedging activities are not successful, our net income may be reduced. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency, which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

We may not have sufficient insurance coverage for potential claims and losses, which could leave us responsible for certain costs and damages.

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, our insurance program does not generally cover losses due to failure to comply with typical customer warranties for workmanship, product and medical device liability, intellectual property infringement, product recall claims, or environmental contamination. In particular, our insurance coverage with respect to damages to or closure of our facilities, or damages to our customers’ products caused by cyberattacks and certain natural disasters, such as earthquakes, epidemics and pandemics (such as the COVID-19 pandemic), is limited and is subject to policy deductibles, coverage limits, and exclusions, and as a result, may not be sufficient to cover all of our losses. For example, our policies have very limited coverage for damages due to earthquakes or losses caused by business disruptions. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. Our policies generally have deductibles and/or limits or may be limited to certain lines or business or customer engagements that reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income will be reduced. Additionally, if one or more counterparties to our insurance coverage were to fail, we would bear the entire amount of an otherwise insured loss.

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

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, suppliers, competitors or other events affecting companies in the electronics industry, such as component shortages, currency fluctuations, the impact of natural disasters and global events, such as the COVID-19 pandemic, geopolitical tensions, such as the war in Ukraine, general market fluctuations and macroeconomic conditions, including concerns about inflation and recession, any of which may cause the market price of our common stock to fluctuate widely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the third quarter of 2022:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
April 3, 2022 through April 30, 2022	1,138,940	$39.32	1,138,940	$266,711,606
Month #2
May 1, 2022 through May 28, 2022	1,105,870	$41.01	1,105,870	$221,364,349
Month #3
May 29, 2022 through July 2, 2022	825,995	$40.93	825,995	$187,555,875
Total	3,070,805	$40.36	3,070,805

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

(3)    In the first quarter of 2022, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market (the “2022 Program”). The 2022 Program has no expiration date. During the third quarter of 2022, our Board of Directors authorized us to repurchase up to an additional $200 million of our common stock under a new program with the same terms as the 2022 Program.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2022

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2022