Form 10-K
period 2022-10-01
SANMINA CORP
filed 2022-11-10
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
				Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,453,429,173 as of April 2, 2022 based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on April 1, 2022.
As of November 3, 2022, the number of shares outstanding of the registrant's common stock was 57,429,717.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina” or the “Company”) is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers, or OEMs, in the following industries: industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers. We were originally incorporated in Delaware in May 1989.

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

We operate in the Electronics Manufacturing Services (EMS) industry and manage our operations as two businesses:

1)     Integrated Manufacturing Solutions (IMS). Our IMS business consists of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment. This segment generated approximately 80% of our total revenue in 2022.

2)    Components, Products and Services (CPS). Components include printed circuit boards, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency (RF) and microelectronic (microE) design and manufacturing services from Advanced Microsystems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering and logistics and repair. CPS generated approximately 20% of our total revenue in 2022.

We service our customers from 24 countries on five continents. We locate our facilities near our customers and their end markets in major centers for the electronics industry or in lower cost locations. Many of our operations located near our customers and their end markets are focused primarily on new product introduction, lower-volume, higher-complexity component and subsystem manufacturing and assembly, and high-level assembly and test. Our operations located in lower cost areas engage primarily in higher-volume component and subsystem manufacturing and assembly for both higher and lower complexity products.

As one of the largest global manufacturing solutions providers, we are able to capitalize on our competitive strengths including our:

•customer-focused organization with 34,000 employees;
•mission critical end-to-end solutions;
•product design and engineering resources;
•vertically integrated global/regional manufacturing capabilities;
•comprehensive IT systems and flexible global supplier base;
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

Attracting and Retaining Long-Term Customer Partnerships. A core component of our strategy is to attract, build and retain long-term partnerships with companies in growth industries that will benefit from our global/regional footprint and unique value proposition in advanced electronics manufacturing.

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

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-effective services for our customers. We continue to invest in factory automation, process improvements, robotics and AI to further enhance our efficiency output. We maintain extensive operations in lower cost locations, including Latin America, Eastern Europe, China, Southeast Asia and India, and we plan to expand our presence in these lower cost locations as appropriate to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global/regional basis.

Our Competitive Strengths

We believe our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

End-to-End Solutions. We provide solutions throughout the world to support our customers' products during their entire life cycle, from product design and engineering, through manufacturing, to direct order fulfillment, logistics and after-market product service and support. Our end-to-end solutions are among the most comprehensive in the industry because we focus on adding value before and after the actual manufacturing of our customers' products. These solutions also enable us to 1) provide our customers with a single source of supply for their design, supply chain and manufacturing needs, 2) reduce the time required to bring products to market and 3) lower product costs, while allowing our customers to focus on those activities they expect to add the highest value to their business. We believe our end-to-end solutions allow us to develop closer relationships with our customers and more effectively compete for their future business.

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

Our engineering engagement models include Joint Design Manufacturing (JDM), Contract Design Manufacturing (CDM) and consulting engineering for DFx, Value Engineering (cost reduction re-design), and design for global environmental compliance regulations such as the European Union's Restrictions of Hazardous Substances (RoHS) and Waste Electrical and Electronic Equipment (WEEE). We focus on industry segments that include industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure. System solutions for these industry segments are supported by our vertically integrated component technologies, namely printed circuit boards, backplanes, enclosures, cable assemblies, precision machining, plastics, memory modules, and optical, RF and microelectronics modules.

In these engagement models, our customers bring market knowledge and product requirements and we provide complete design engineering and new product introductions (NPI) services. For JDM products, the intellectual property is typically jointly owned by us and the customer, and we perform manufacturing and logistics services. For CDM projects, customers pay for all services and own the intellectual property.

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions, including high-technology components, new product introduction and test development services. These solutions are provided in every major region worldwide, with design and prototyping close to our customer’s product development centers. Our customers benefit significantly from our experience in these areas, including product cost reduction, minimization of assets deployed for manufacturing, accelerated time-to-market and a simplified supply chain. Key system components we manufacture include high-technology printed circuit boards and printed circuit board assemblies, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, plastic injected molded parts, and optical and RF modules and memory modules. These components and sub-assemblies are integrated into a final product or system, configured and tested to our customer’s or the end-customer’s specifications and delivered to the final point of use, with us managing the entire supply chain. By manufacturing system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers.

Customers also benefit from our combined design, technology and manufacturing experience with specific products and markets. For example, in communications networks, we have over 40 years of experience in developing high-speed printed circuit boards (PCBs) and backplanes. Examples of products for which our experience and vertically integrated model provide competitive advantage include wireless base stations, network switches, routers and gateways, optical switches, servers and storage appliances, automotive products, avionics and satellite systems, magnetic resonance imaging (MRI) and computer tomography (CT) scanners, and equipment used in semiconductor manufacturing processes, including equipment for photolithography, chemical mechanical polishing, vapor deposition and robotics for wafer transfer. For these and many other products, customers can gain a competitive advantage with our manufacturing technology, while reducing the capital requirements associated with manufacturing and global supply chain management.

Advanced Component Technologies. We provide advanced component technologies, which we believe allow us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards, backplanes and backplane assemblies, cable assemblies fabricated metal parts, precision machined parts, plastic injected molded parts, memory modules, and optical, RF and microelectronics modules. For example, we produce some of the most advanced printed circuit boards and backplanes in the world that are manufactured with a range of low signal loss, high-performance materials and include features such as buried capacitance and thin-film resistors, high-density interconnects and micro via technology. We also manufacture high-density rigid-flex printed circuit boards with up to 32 layers and 8 transition layers for the defense and aerospace markets and high-end medical electronics market.

Our printed circuit board assembly technologies include micro ball grid arrays, chip scale packages, fine-pitch discretes and small form factor radio frequency and optical components, chip on board, as well as advanced packaging technologies used in high pin count applications for specific integrated circuits and network processors. We use innovative design solutions and advanced metal forming techniques to develop and fabricate high-performance indoor and outdoor chassis, enclosures, racks and frames. Our assembly services use advanced technologies, including precision optical alignment, multi-axis precision stages and machine vision technologies. We use sophisticated procurement and production management tools to manage inventories for our customers and ourselves as effectively as possible. We have also developed build-to-order (BTO) and configure-to-order (CTO) systems and processes that enable us to manufacture and ship finished systems in as little as 8 hours after receipt of an order. We utilize a centralized Technology Council to coordinate the development and introduction of new technologies to meet our customers' needs in various locations and to increase technical collaboration among our facilities and divisions.

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and low cost solutions are critical objectives. Our global network of manufacturing facilities provides our customers a combination of sites to maximize both the benefits of regional and low cost manufacturing solutions and repair services. In addition to our manufacturing and repair locations, we support our customers’ logistics and repair requirements through a certified partner network.

To manage and coordinate our global operations, we employ an enterprise-wide Enterprise Resource Planning (ERP) system at substantially all of our manufacturing locations that operates on a single IT platform and provides us with company-wide inventory planning and purchasing capabilities. This system enables us to standardize planning and purchasing at the facility level and to optimize inventory visibility and management, improve asset utilization worldwide and reduce risk throughout the entire product lifecycle. Our systems also enable our customers to receive key information regarding the status of their programs.

We purchase large quantities of electronic components and other materials from a wide range of suppliers. We are committed to selecting ethical business partners that adhere to the Responsible Business Alliance (RBA) Code of Conduct. Our primary supply chain goal is to consolidate our global spend to create the synergy and leverage to drive our supply base for better cost competitiveness, more favorable terms and leading-edge supply chain solutions. As a result, we often receive favorable terms and supply chain solutions from suppliers, which generally enables us to provide our customers with greater total cost reductions than they could obtain themselves. Our strong supplier relationships are beneficial when electronic components and other materials are in short supply and provide us the necessary support to better optimize the use of our inventories.

Supply chain management also involves the planning, purchasing, transportation and warehousing of product components. We use state of the art production management systems to manage our procurement and manufacturing processes in an efficient and cost-effective manner. We collaborate with our customers to enable us to respond to their changing component requirements and to reflect any changes in these requirements in our ERP system. This system enables us to forecast future supply and demand imbalances and develop strategies to help our customers manage their component requirements, especially during supply shortages that have affected our industry in the recent past. Our enterprise-wide ERP systems provide us with company-wide information regarding component inventories and orders to help optimize inventories, planning and purchasing at the facility level.

Customer-Focused Organization. We believe customer relationships are critical to our success and we are focused on providing a high level of customer service. Account teams led by global account managers are directly responsible for account management. Global account managers coordinate the additional resources required to facilitate customer-specific solutions. As needed, these teams may include subject matter experts in design, specific technology components, services, products, and supply chain. These teams create the hub for interaction between the customer and our locations, providing local support to customers worldwide.

Expertise in Serving Diverse End Markets. We have experience in serving customers in the industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure end markets. Our diversification across end markets reduces our dependence upon any one customer or end market. In order to service to the specialized needs of customers in particular market segments, we have dedicated personnel, and in some cases facilities, with industry-specific capabilities and expertise.

Expertise in Industry Standards and Regulatory Requirements. We maintain compliance with industry standards and regulatory requirements applicable to certain markets, including, among others, medical, automotive and defense and aerospace.

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

Integrated Manufacturing Solutions includes:

Printed Circuit Board Assembly and Test. To meet the ever-changing needs across our diverse customer base, we continue to evolve in support of their current and future requirements. PCBAs are at the core of all electronic systems, and we continue to work to ensure that our PCBA manufacturing capabilities are aligned with the requirements for such systems. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors, memory modules, and connectors to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology (SMT) and pin-through-hole assembly (PTH) and press-fit technology for connectors. We use SMT, PTH, press-fit and other attachment technologies focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies that all components are properly inserted and attached and that electrical circuits are complete. Functional tests are performed to confirm the board or assembly operates in accordance with its final design and manufacturing specifications. We design and procure test fixtures and develop our own test software or use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subjected.

High-Level Assembly and Test. We provide high-level assembly and test in which assemblies and modules are combined to form complete, finished products. Examples include complex electro-mechanical assemblies, fluid and blood analysis systems, food dispensing equipment, diagnostic medical devices, high-voltage power management systems, rotating x-ray equipment for airport security, particle analyzers for homeland security and motorized magnetic resonance imaging units. Our facilities also support full system level assembly and test and logistic support for a variety of complex electronic systems, including radio base stations and transmission equipment for 5G wireless networks, optical central offices and wireline switching and routing hardware, server and storage systems for data centers, carriers central offices and video streaming service providers, surgical controllers, ultrasound systems, patient monitoring systems, automotive sensor assemblies, and electric vehicle power control systems and modules. With decades of experience in automated system assembly and test, we have focused on glucose meters, disposable sensors, IOT communication modules and disposable drug delivery systems. These products require highly specialized manufacturing capabilities and processes, as well as integrated IT systems and, in some cases, industry-specific certifications.

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

Printed Circuit Boards. We produce a wide range of multilayer printed circuit boards on a global basis with high layer counts and fine line circuitry. Specialized production equipment along with an in-depth understanding of high performance laminate materials allow us to fabricate some of the largest form factor and highest speed circuit boards in the industry.

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

Backplanes and Backplane Assemblies. Backplanes are typically very large printed circuit boards that serve as the backbones of sophisticated electronics products, such as internet routers. Backplanes provide interconnections for printed circuit board assemblies, power supplies, and other electronic components. We fabricate backplanes in our printed circuit board factories. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press-fitting high density connectors into plated through-holes in the fabricated backplane. In addition, many of the newer, advanced technology backplanes require surface-mounted attachment of components, including active high-pin count packages that come in a variety of sophisticated package types. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We often perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technologies and process “know-how” which enable backplanes to run at data rates in excess of 50 gigahertz. We currently have capabilities to manufacture backplanes at greater than 60 layers in sizes up to 26x40 inches and up to a nominal thickness of 0.425 inches and in a wide variety of high performance laminate materials. These are among the largest and most complex commercially manufactured backplanes and the test equipment we have ensures the quality and performance of these backplane systems is “world class.” We are capable of testing the signal integrity of these backplanes, and often also utilize state of the art x-ray equipment to verify defect-free installation of the new high density/high speed connectors.

Cable Assemblies. Cable assemblies are used to connect modules, assemblies and subassemblies, including backplane assemblies in electronic systems. We provide a broad range of cable assembly products and services, from cable assemblies and harnesses for automobiles to very complex harnesses for industrial products and semiconductor manufacturing equipment. We also provide mechanical assembly and integration services where we often assemble, integrate and test cables with electromechanical systems or sub-systems. We design and manufacture a broad range of high-speed data, radio frequency and fiber optic cabling products. We build cable assemblies that are used in power systems typically classified as low and medium voltage. Our manufacturing footprint with facilities in the U.S., the EU, Mexico and China enables us to support our customers’ NPI and volume production needs on a global basis.

Fabricated Metal Parts. Parts that are fabricated from metal are often used in sub-assemblies and full enclosures, racks or cabinets that are used to house and protect complex, critical and fragile electronic components, modules and sub-systems so that the system's functional performance is not compromised due to mechanical, environmental or any other use conditions. Our mechanical systems manufacturing services are capable of fabricating mechanical components that range from single parts to complex enclosures, racks or cabinets and we often integrate these with various electronic components and sub-systems including backplane assemblies and cables with power and thermal management, and other sensor and control systems. Our services often will include overseeing specialist cleaning or surface treatments with our suppliers as well as painting using a variety of techniques in our own facilities.

Precision Machined Parts. We offer a suite of world-class precision machining services in the U.S. and Israel. We use advanced numerically controlled machines enabling the manufacture of components that are machined to very tight tolerances and we often perform further assembly services with these components in clean-room environments. Our capabilities include complex medium and large format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we oversee lapping, anodizing, electrical discharge machining (EDM), heat-treating, cleaning, laser inspection, painting and packaging. We have specialized facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality and meet very tight tolerance specifications. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial, medical and AS9100-certified aerospace markets.

Plastic Injection Molded Parts. Plastic injection molded parts are used to create a vast array of everyday items, from very small intricate plastic parts to cosmetic enclosures designed to protect sensitive electronic equipment. Our diverse capability within the plastic injection molding space spans all major markets and industries. We are equipped with nearly 80 plastic injection molding machines with a wide variety of clamping pressures. Our experienced tooling, process, quality and resin engineers work concurrently using a scientific molding approach to develop cost-effective, highly reliable manufacturing solutions for medical, industrial, defense, multimedia, computing and data storage customers. Strategic relationships with U.S. and Asian toolmakers allow us to deliver cost-effective high-quality plastic manufacturing solutions.

Advanced Microsystems Technologies. Optical and radio frequency (RF) components built off of advanced micro-electronics are key building blocks of many systems. Our Advanced Microsystems Technologies product technology and engineering division focuses on optical, RF and microelectronics (microE) design and manufacturing services. Our mission is to deliver leading-edge technology solutions that enable our customer products while optimizing the value and performance of our customers’ applications.

Based on our microelectronic design and advanced manufacturing technologies, built off Advanced Microsystems Technologies foundational IP, we provide RF and optical components, modules and systems for customers across many industries including the communications, networking, automotive, medical, industrial, military and aerospace markets. Within the Advanced Microsystems Technologies Division, we produce both passive and active optical components as well as modules that are built from a combination of industry standard and/or custom components and interconnected using microelectronic and micro-optic technologies to achieve a unique function. Our experience in RF and optical communication and networking products spans across long-haul/ultra-long-haul and metro applications for transport/transmission, as well as broadband access and switching applications, including last-mile solutions. We currently supply optical products ranging from 10G to 800G to the optical communication marketplace. For the medical end market, we develop components and subassemblies that support Sanmina’s medical manufacturing operations for products such as blood analyzers, food contamination analyzers, and specialized optical spectrometers and fluorometers utilizing the latest optical technologies. In the automotive and industrial end markets, we are working with customers on next generation photonics based Lidar product offerings.

Our Advanced Microsystems Technologies service offerings are designed to deliver end-to-end solutions with special focus on product design, test infrastructure development and commercialization, along with optical module and mmWave RF components and module manufacturing. Customers can couple these components with Sanmina’s broader IMS services of blade server manufacturing, as well as system integration and test, providing a complete end-to-end solution for their customers.

Viking Technology. Viking Technology supplies leading-edge Solid State Drives (SSD), DRAM memory modules and Non-Volatile DIMMs (NVDIMM), along with state-of-the-art ruggedized Microelectronics Multi-Chip Package (MCP) memory solutions.

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

VES provides end-to-end, design and manufacturing solutions for both platform-based and fully customized data center products. From our US-based design and development team, we provide a full array of services from early product conceptualization, through design, product validation and world-wide product certifications. In addition, VES supports all phases of product manufacturing, including NPI, support for unique product configurations, RMA and product end-of-life support.

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

Global Services. Sanmina Global Services complements our end-to-end manufacturing strategy by integrating engineering, supply chain, manufacturing, logistics, repair and environmentally friendly disposition into a seamless solution for customers, for both Sanmina manufactured, and non-Sanmina manufactured products around the world. We provide a wide range of services, including new product introduction, high-level assembly, distribution services and warranty management, life-extension services and end-of-life management as well as programs that focus on reuse, repair, refurbishment, recycle, recover and redesign.

42Q. 42Q provides an innovative, world-class cloud-based manufacturing execution solution (MES) that is scalable, flexible, secure and easy to implement. Our solution provides customers advantages in efficiencies and costs relative to legacy systems and offers traceability and genealogy, multi-plant visibility, compliance management and on-demand work instructions.

Our End Markets

We target markets that we believe offer significant growth opportunities and in which OEMs sell complex mission critical products that are subject to strict regulatory requirements and/or rapid technological change. We believe that markets involving complex, rapidly changing products offer opportunities to produce products with higher margins because they require higher value-added manufacturing services and may also include our advanced vertically integrated components. Our diversification across the industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure market segments and customers helps mitigate our dependence on any particular market or customer.

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

Customers and Marketing

A key component of our strategy is to attract and retain long-term customer partnerships with leading companies in growth industries that will benefit from our global/regional footprint and unique value proposition in advanced electronics manufacturing. We develop relationships with our customers and market our vertically integrated manufacturing solutions through our sales and marketing staff. Our sales team works closely with our customers' engineering and technical personnel to understand their strategy and roadmaps to enable their go-to-market strategy. Our sales and marketing staff supports our business strategy of providing end-to-end solutions by encouraging cross-selling vertically integrated manufacturing solutions and component manufacturing across a broad range of major OEM products. We utilize our existing technical capabilities in design, technology components, and complex assembly, integration, and after-sales services to provide tailored solutions to our customers. With our extensive market knowledge and global/regional footprint, we can align these solutions to our facilities in each region around the world.

Sales to our ten largest customers typically represent approximately 50% of our net sales. Nokia and Motorola each represented 10% or more of our net sales in 2022. Nokia represented 10% or more of our net sales in 2021 and 2020.

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

We compete with different companies depending on the type of solution or geographic area. We believe the primary competitive factors in our industry include manufacturing technology, quality, global/regional footprint, delivery, responsiveness, provision of value-added solutions and price. We believe our primary competitive strengths include our ability to provide mission critical end-to-end solutions, product design and engineering resources, vertically integrated manufacturing solutions, advanced technologies, global manufacturing capabilities, global supplier base, customer focus and responsiveness, expertise in serving diverse end markets, and expertise in industry standards and regulatory requirements.

Intellectual Property

We hold U.S. and foreign patents and patent applications relating to, among other things, printed circuit board manufacturing technology, enclosures, cables, memory modules, optical technology, medical devices and computing and storage. For other proprietary processes, we rely primarily on trade secret protection. A number of our patents have expired or will expire in the near term. The expiration and abandonment of patents reduces our ability to assert claims against competitors or others who use similar technologies and to license such patents to third parties. We have registered a number of trademarks and have pending trademark applications in both the U.S. and internationally. Sanmina, Viking, Viking Enterprise Solutions, Viking Technology and 42Q are registered trademarks of Sanmina Corporation.

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

Other Regulations

We are also subject to a number of domestic and foreign regulations relating to our operations worldwide. In particular, our sales activities must comply with restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the U.S. International Traffic in Arms Regulations (ITAR), U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Asset Controls of the U.S. Treasury Department (OFAC). We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These regulations are complex, require extensive compliance efforts and expenditures in the form of additional personnel, systems and processes, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with these regulations is subject to audit or investigation by governmental authorities and, from time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Finally, the design, manufacture and repair of products that we conduct for the medical industry often requires compliance with domestic and foreign regulations, including the Food and Drug Administration’s (FDA’s) quality system regulations and the European Union’s medical device directive. In addition to complying with these standards, our medical facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001, where required. Should we be found to have violated one or more of such regulations, we could become subject to civil damages (which in some cases can be trebled) or criminal penalties and administrative sanctions, including fines, penalties, appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

Human Capital Resources

General Information About Our Human Capital Resources

As of October 1, 2022, we had approximately 34,000 employees and approximately 4,000 temporary employees, in 24 countries.

Region	Approximate Breakdown of Employees
Americas	51%
APAC	37%
EMEA	12%
Total	100%

Core Principles

At Sanmina, we believe our employees are the key to our success. We cultivate an agile, innovative workplace culture fueled by collaboration, diversity, equity and inclusion. Having highly engaged employees is essential to our culture and achieving our mission. We embrace diverse perspectives and empower our employees to improve our organization, help us innovate, and continuously strengthen our workplace.

As a founding member of the Responsible Business Alliance (“RBA”), the principles of the RBA are fundamental to our corporate culture and core values and are reflected in our commitments to our customers, stakeholders, employees and communities in which we do business around the world. We have aligned our work programs, processes and procedures to the RBA Code of Conduct to help ensure a safe and positive work environment for our employees that emphasizes learning and professional development, respect for individuals and ethical conduct, and that is facilitated by a direct management-employee engagement model.

For over a decade, we have tracked human capital metrics that we consider to be key to our business, including health and safety, career growth and development, turnover, hiring and diversity, equity and inclusion. Management regularly reviews these metrics and seeks to improve them.

Health and Safety

The health and safety of our employees is of utmost importance to us. In the U.S., we are subject to the requirements of the United States Department of Labor’s Occupational Safety & Health Administration (“OSHA”) and we are guided by the Environmental Health and Safety principles as described in the RBA’s Code of Conduct worldwide. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties. Additionally, during the COVID-19 pandemic, we have invested heavily to help ensure the health of our employees. Through the use of education and awareness, provision of necessary PPE, and changes to our manufacturing sites and screening, we strive to make our workplaces a safe place for employees during the workday.

Career Growth and Development

We invest resources in professional development and growth as a means of improving employee performance and retaining our employees. We leverage both formal and informal programs, including in-person, virtual, social and self-directed learning, mentoring, coaching, and outside seminars and educational programs, when applicable, to identify, foster, and retain top talent. Employees have access to courses through our learning and development platforms including Pilgrim, Sanmina Online Education and Sanmina University.

Our performance review process is intended to promote transparent communication of team member performance, which we believe is a key factor in our success. The performance reviews enable ongoing assessments, reviews, and mentoring to identify career development and learning opportunities for our employees. Our emphasis on employee retention, talent reviews, employee evaluations and succession planning contributed to a promotion rate of approximately 5% in 2022.

Turnover

We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained manufacturing and operating personnel. We believe the combination of competitive compensation, career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately seven years and approximately 30% of our employees have been employed by us for more than ten years.

Hiring Practices

We recruit the best people for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace.

Diversity, Equity and Inclusion

At Sanmina, we are focused on creating a culture of belonging where employees can be their authentic selves and cultivate a workplace where everyone has an opportunity to succeed. Recognizing and respecting our global presence, we strive to maintain a diverse, equitable and inclusive workforce everywhere we operate. Almost 50% of our employees worldwide are female and, in the U.S., non-Caucasian employees account for almost 55% of the employee base. Our diversity, equity and inclusion principles are reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

Management Engagement Practices

We believe in a direct management-employee engagement model by which managers and employees maintain a regular dialogue about working conditions, compensation, compliance with laws and applicable standards, safety and advancement opportunities. This model is also reflected in our training and compliance programs, which emphasize the need to report concerns about violations of policy or law. None of our U.S. employees are represented by a labor union. In some international locations, our employees are represented by labor unions on either a national or plant level or are subject to collective bargaining agreements.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the name, position and age of our current executive officers and their ages as of October 1, 2022.

Name	Age	Position
Jure Sola	71	Chairman and Chief Executive Officer
Kurt Adzema	53	Executive Vice President, Chief Financial Officer
Alan Reid	59	Executive Vice President, Global Human Resources

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

Item 1A. Risk Factors

End Market and Operational Risks

Worldwide supply chain shortages caused by supply/demand imbalances, most notably in the semiconductor industry, the COVID-19 pandemic and geopolitical events are collectively limiting our ability to manufacture and ship all of the products, for which we have demand; our profitability will be reduced if we are unable to pass on increasing component costs.

Our supply chain is being significantly impacted by a number of factors, including supply/demand imbalances, most notably in the semiconductor industry, interruptions in supplier and port operations due to the COVID-19 pandemic during a time when strong worldwide demand for electronic products and components has resumed and geopolitical events, such as the war in Ukraine. As a result, we are experiencing delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions have limited our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components, which we incorporate into our products. We expect these delays and shortages to persist through at least the remainder of calendar year 2022 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue, margins and operating cash flow for the periods affected.

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

The COVID-19 pandemic has had, and may continue to have, a significant impact on our results of operations and financial condition by reducing demand from our customers, interrupting the flow of components needed for our customers’ products, limiting the operations or productivity of our manufacturing facilities and creating health risks to our employees.

Our business, operations and results of operations were significantly and negatively impacted by the COVID-19 pandemic over the past two years. Among other impacts, the pandemic:

•Resulted in the temporary closure of certain of our facilities;
•Temporarily reduced the amount of staffing at certain of our plants;
•Required us in some cases to pay staff who are not able to work due to government orders or illness;
•Limited the capacity of logistics providers to deliver the components we use and ship the products we manufacture;
•Reduced demand for certain of our customers’ products;
•Resulted in interruptions in supply of components, either because our suppliers have themselves been prevented from operating or because major distribution channels (e.g. sea transport) were disrupted by the pandemic; and
•Resulted in certain of our customers and suppliers experiencing financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations, respectively, to us in the future.

Although conditions have improved in many of the regions in which we operate, we cannot predict when the COVID-19 pandemic will cease to present risks to our business due to a large number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers’ businesses, the number of our employees who may become infected, the continued efficacy and availability of COVID-19 vaccines and treatments, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant of COVID-19 and its subvariants, and actions that government authorities may take in response. For example, China continues to maintain a “zero tolerance” policy towards COVID-19 infections, which has disrupted and could continue to disrupt our operations and our suppliers operations there. Thus, we believe that the pandemic could continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

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
•failure of our customers’ products to gain widespread commercial acceptance, which could decrease the volume of orders our customers place with us;
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
•fluctuations in component prices, component shortages and extended component lead times caused by high demand and supply chain constraints, disruptions relating to the COVID-19 pandemic, geopolitical events, such as the war in Ukraine, natural disasters or otherwise;
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
•our ability to pass tariffs and price increases of components through to our customers;
•resolution of quality or other claims made by our customers;
•the degree to which we are able to fully utilize our available manufacturing capacity;
•customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;
•our ability to efficiently move manufacturing operations to lower cost regions when requested by our customers;
•changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, uncertain tax positions and our continued ability to utilize our deferred tax assets; and
•political and economic developments in countries in which we or our customers or our suppliers have operations, which could restrict our operations or those of our suppliers and/or customers or increase our costs.

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

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are or can be negatively impacted by economic, political and other conditions in the foreign countries in which we do business, including:

•changes in trade and tax laws that may result in us or our customers being subject to increased taxes, duties and tariffs and import and export restrictions, which could increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;
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

Sales to our ten largest customers have historically represented approximately half of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales for the foreseeable future. The loss of, a significant reduction in sales or pricing to, or an inability to recover components liabilities from our largest customers could therefore substantially reduce our revenue and margins.

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

Customer order cancellations, push-outs and reduced forecasts could reduce our sales, net income and liquidity.

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although customers are generally liable for components we procure on their behalf, finished goods and work-in-process at the time of cancellation, customers may fail to honor this commitment or we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or push-outs of orders by customers and reduced customer forecasts customers could cause our inventory levels to increase, consuming working capital, lead to write-offs of inventory that customers fail to purchase for any reason and reduce our sales, net income and liquidity.

Our strategy to pursue higher margin business depends in part on the success of our CPS businesses, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy to capitalize on our ability to provide end-to-end manufacturing solutions is to grow our Components, Products and Services (“CPS”) businesses, which supplies printed circuit boards, backplane and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continually make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS businesses also depends on our ability to increase sales of our proprietary products, convince our customers to purchase our components rather than those of third parties for use in the manufacture of their products, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers’ designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce the revenue and margins of our CPS businesses, which in turn would have an adverse and potentially disproportionate effect on our overall revenues and profitability.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations (“ITAR”), the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department (“OFAC”). The U.S. Commerce Department recently released rules that in some cases significantly restrict the export of U.S. technology to or from China. These laws could negatively impact our operations in China by making it more difficult to import components containing U.S. technology into China and to export finished products containing such components out of China. Any failure to comply with export control laws could result in significant fines or penalties. We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Should we be found to have violated one or more of such laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, harassment, organizing, whistleblowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with plaintiffs or federal, state or foreign regulatory authorities, the amounts of which could be substantial, and which would reduce our net income. For example, in the first quarter of 2022, we paid approximately $4 million in a judicially approved settlement in connection with a lawsuit against the Company alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursements of business expenses.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past, a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. For example, in June 2022, a court issued a tentative ruling finding us liable for certain investigation costs relating to a site owned by a predecessor company in Southern California at which a disposal was alleged to have occurred. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory requirements, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, availability under the Fifth Amended and Restated Credit Agreement, dated as of September 27, 2022, as amended (the “Amended Cash Flow Revolver”), and the amount of accounts receivable eligible for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. Any failure to maintain adequate liquidity would prevent us from maintaining operations at current or desired levels, which in turn would reduce both our revenue and profitability.

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

Approximately 50% of our cash is held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

Because we manufacture and sell the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Malaysian ringgit and Chinese renminbi. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and assets and liabilities. As such, our foreign currency hedging program may not fully cover all of our exposure to exchange rate fluctuations. If our hedging activities are not successful, our net income may be reduced. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency, which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

Our success depends upon the continued service of our key personnel, particularly our highly skilled sales and operations executives, managers and engineers with many years of experience in the EMS industry. Such individuals can be difficult to identify, recruit and retain and are heavily recruited by our competitors. As our key employees choose to retire or terminate their employment with us, we will be required to replace them with new employees with the required experience. This has become more difficult in the U.S. recently due to the strong employment market. Should we be unable to recruit new employees to fill key positions with us, our operations and growth prospects could be negatively impacted.

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

As of October 1, 2022, the approximate square footage of our active manufacturing facilities by region was as follows:

Approximate Square Footage
Americas	5,717,385
APAC	3,938,308
EMEA	1,640,780
Total	11,296,473

As of October 1, 2022, our active manufacturing facilities consist of nine million square feet in facilities that we own and two million square feet in leased facilities with lease terms expiring between 2022 and 2042.

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

In addition to ISO 9001:2015, many of our facilities are TL 9000 6.3 certified. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also compliant with the standards set by Underwriters Laboratories (UL). These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

Our medical systems division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are ISO 13485:2016 certified and, where appropriate, FDA registered and MDSAP certified. All such facilities are fully compliant with the FDA's quality systems regulations.

Our defense and aerospace operations are headquartered in Huntsville, Alabama in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. These defense and aerospace operations are AS9100 2016 certified and maintain other certifications in accordance with various U.S. military specifications, ANSI and other standards as appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100 Rev. D certified.

Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are certified to IATF16949:2016, the automotive industry standard.

Our oil and gas related manufacturing operations are, as applicable, certified to American Petroleum Institute (API) requirements.

Item 3.   Legal Proceedings

In June 2008, we were named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant we sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against us were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The first phase of a multi-phase trial commenced in April 2021 and the submission of evidence concluded in May 2022. On June 28, 2022, the Court issued a tentative ruling finding Sanmina and the other defendants liable for certain past investigation costs incurred by the plaintiff. A final statement of decision in this phase of the trial is expected on or about the middle of calendar year 2023. Based upon the Court’s tentative ruling, we believe a loss in this matter is probable and have recorded an estimated loss. Subsequent trial phases to assess Sanmina’s and certain other defendants’ liability for the plaintiff’s future remediation and other costs, and the allocation of damages among the liable defendants, are anticipated to occur in 2024 and beyond. It is probable that we will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, at the current time, we are unable to estimate the amount of such additional losses or a range of losses. We intend to continue defending the case vigorously and to seek appellate review of any adverse liability rulings or judgment at the appropriate time.

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

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. As of November 3, 2022, we had approximately 789 holders of record of our common stock.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock on September 30, 2017 and in each of such indices at month end starting on September 30, 2017 and its relative performance is tracked through October 1, 2022.

Comparison of 5 Year Cumulative Total Return *

Index Value
400
350
300
250
200
150
100
50
0
09/30/17
09/29/18
09/28/19
10/03/20
10/02/21
10/01/22
Sanmina Corporation
S&P 500 Index
NASDAQ Electronic Components Index

* $100 invested on 9/30/2017, including reinvestment of dividends, as applicable. Indexes calculated on a month-end basis.

Copyright @ 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	9/30/2017	9/29/2018	9/28/2019	10/3/2020	10/2/2021	10/1/2022
Sanmina Corporation	100.00	74.29	86.46	71.47	105.46	124.04
S&P 500	100.00	117.91	122.93	141.55	184.02	155.55
NASDAQ Electronic Components	100.00	114.71	119.95	174.67	250.16	176.17

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

Stock Repurchases

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2022.

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
July 3, 2022 through July 30, 2022	131,756	$39.79	131,756	$182,312,678
Month #2
July 31, 2022 through August 27, 2022	—	$—	—	$182,312,678
Month #3
August 28, 2022 through October 1, 2022	402,765	$46.19	402,765	$163,710,163
Total	534,521	$44.61	534,521
(1)     All months shown are our fiscal months.

(2)     Amounts do not include commissions payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

(3)    During the third quarter of 2022, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated transactions off the market. This program has no expiration date.

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs and export controls on our business; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this annual report on Form 10-K or in any other report or document we file with the SEC.

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

2) Components, Products and Services (CPS). Components include printed circuit boards, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency (RF) and microelectronic (microE) design and manufacturing services from Advanced Microsystems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering and logistics and repair.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in 2022. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”.

All references in this section to years refer to our fiscal years ending on the Saturday nearest to September 30. Fiscal 2022 and 2021 were each 52-weeks and fiscal 2020 was a 53-week year, with the extra week occurring during the fourth quarter of fiscal 2020. All references to years relate to fiscal years unless otherwise noted.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, the COVID-19 pandemic created a unique and challenging environment in which our revenue and profitability in 2021 and 2020 were significantly and negatively impacted. These impacts arose from rapidly changing market and economic conditions caused by the pandemic, as well as by numerous measures imposed by government authorities to try to limit the spread of the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, reduced the capacity of our logistics providers to deliver the components we use and ship the products we manufacture and resulted in temporary closures of manufacturing sites and reduced staffing of our plants. Although conditions have improved in many of the regions in which we operate, we cannot predict when the COVID-19 pandemic will cease to present risks to our business due to a large number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers’ businesses, the number of employees who may become infected or exposed to infected persons, the need for temporary plant closures caused by large scale employee infections, the duration of the outbreak, the continued efficacy and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant and its subvariants, and actions that government authorities may take in response. For example, China continues to maintain a “zero tolerance” policy towards COVID-19 infections, which has disrupted and could continue to disrupt our operations and our suppliers’ operations there. Thus, we believe the pandemic and related supply chain disruptions could continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Separately, over the past three years, we incurred restructuring charges of $31 million under our company-wide restructuring plan adopted in October 2019 (“Q1 FY20 Plan”). These charges consist primarily of severance. Substantially all cash payments have occurred.

Sales to our ten largest customers typically represent approximately 50% of our net sales in any given year. Sales to Nokia and Motorola each represented 10% or more of our net sales in 2022. Nokia represented 10% or more of our net sales in 2021 and 2020.

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

The U.S., China, the E.U. and several other countries have imposed tariffs impacting certain imported products. Although our customers are generally liable to us for reimbursement of tariffs we pay on components imported for the manufacture of their products, there can be no assurance that we will be successful in recovering all of the tariffs that are owed to us. Unrecovered tariffs paid on behalf of our customers reduce our gross margins. Also, although we are required to pay tariffs upon importation of the components, we may not recover these amounts from customers until sometime later, which adversely impacts our operating cash flow in a given period. However the net impact of tariffs, after recovery from customers, has not been, and is not expected to be, material to us.

On October 3, 2022, subsequent to the end of the fourth quarter of 2022, we completed a joint venture transaction in which we entered into a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) with Reliance Strategic Business Ventures Limited (“RSBVL”), a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders’ Agreement, the parties established Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment. As a result of the transaction, RSBVL acquired shares of SIPL for approximately $215 million of cash such that immediately after the closing of the transaction, RSBVL holds 50.1% of the outstanding shares of SIPL and Sanmina holds the remaining 49.9% of the outstanding shares of SIPL. The amount received from RSBVL was based on preliminary calculations and is subject to adjustment based on final calculations. Given the terms of the agreements entered into by the parties concerning management of the joint venture, we expect to continue to consolidate SIPL in future periods.

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

Application of the cost-to-cost method for government contracts in our Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are combined with eleven other operating segments and reported under CPS. In 2022, CPS revenue and gross profit were $1.5 billion and $194 million, respectively.

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

Results of Operations

Years Ended October 1, 2022, October 2, 2021 and October 3, 2020.

The following table presents our key operating results.

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Net sales	$7,890,475	$6,756,643	$6,960,370
Gross profit	$640,514	$551,805	$525,707
Gross margin	8.1%	8.2%	7.6%
Operating expenses	$272,727	$270,505	$298,020
Operating income	$367,787	$281,300	$227,687
Operating margin	4.7%	4.2%	3.3%
Net income	$256,121	$268,998	$139,713

 Net Sales

Net sales increased from $6.8 billion for 2021 to $7.9 billion for 2022, an increase of 16.8%. Net sales decreased from $7.0 billion for 2020 to $6.8 billion for 2021, a decrease of 2.9%. Sales by end market were as follows:

	Year Ended			2022 vs. 2021		2021 vs. 2020
	October 1, 2022	October 2, 2021	October 3, 2020	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Industrial, Defense, Medical and Automotive	$4,714,941	$3,890,041	$4,127,720	$824,900	21.2%	$(237,679)	(5.8)%
Communications Networks and Cloud Infrastructure	3,175,534	2,866,602	2,832,650	308,932	10.8%	33,952	1.2%
Total	$7,890,475	$6,756,643	$6,960,370	$1,133,832	16.8%	$(203,727)	(2.9)%

Comparison of 2022 to 2021 by End Market

The increase in sales was primarily due to three factors. First, there was stronger demand overall in each of our end markets, driven in part by the continued stabilization of lead times for supply constrained parts. Secondly, we were able to pass to our customers the vast majority of the increased cost of components caused by supply constraints. Lastly, we added several new programs that contributed to increased sales in 2022.

Comparison of 2021 to 2020 by End Market

The decrease in sales in our industrial, defense, medical and automotive end market was caused primarily by the continuing negative impact of the COVID-19 pandemic in 2021, which resulted in supply shortages, restrictions on the types of products we could manufacture and disruptions to our operations and those of our customers. In particular, there was a shortage of components in our industrial segment starting in the second half of 2021 that prevented us from shipping all of the product for which we had demand. The slight increase in sales in our communications networks and cloud infrastructure end market was primarily due to a more significant impact from the COVID-19 pandemic in 2020 than in 2021.

Gross Margin

Gross margin was 8.1%, 8.2% and 7.6% in 2022, 2021 and 2020, respectively. IMS gross margin increased to 7.2% in 2022 from 7.1% in 2021. Despite an increase in revenue, IMS gross margin increased only slightly because there was little to no markup on the increased cost of components that we were able to pass on to our customers. Despite higher revenues, CPS gross margin decreased to 11.9% in 2022 from 12.7% in 2021, primarily due to a less favorable mix of revenue between the individual businesses in CPS.

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

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margin may be caused by a number of factors, including:

•the ongoing impacts of the COVID-19 pandemic and related supply chain constraints on our operations, the operations of our suppliers and on our customers' businesses;
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

Selling, General and Administrative

Selling, general and administrative expenses were $244.6 million, $234.5 million and $240.9 million in 2022, 2021 and 2020, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.1%, 3.5% and 3.5% for 2022, 2021 and 2020, respectively. The increase in absolute dollars in 2022 was primarily due to higher incentive compensation, partially offset by a decrease in our deferred compensation liability resulting from a decline in the market value of participant investment accounts in 2022. The decrease in absolute dollars in 2021 was primarily attributable to reduced headcount in 2021 resulting from continued actions under our Q1 FY20 Plan and reduced travel and certain other expenses in 2021 in continued response to the COVID-19 pandemic.

Restructuring

Restructuring costs were $11 million, $15 million, and $27 million in 2022, 2021, and 2020, respectively.

The following table is a summary of restructuring costs:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Severance costs	$319	$9,405	$17,919
Other exit costs (recognized as incurred)	1,500	1,834	71
Total - Q1 FY20 Plan	1,819	11,239	17,990
Costs incurred for other plans	9,606	3,818	8,793
Total - all plans	$11,425	$15,057	$26,783
Q1 FY20 Plan
On October 28, 2019, we adopted a Company-wide restructuring plan (“Q1 FY20 Plan”) under which we have incurred restructuring costs of approximately $31 million through October 1, 2022. These charges consist primarily of severance. Substantially all cash payments have occurred and actions under this plan are complete.

Other plans
Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.

All Plans
Our Integrated Manufacturing Solutions (“IMS”) segment incurred costs of $1 million and $9 million for the year ended October 1, 2022 and October 2, 2021, respectively. Our CPS segment incurred costs of $10 million and $5 million for the years ended October 1, 2022 and October 2, 2021, respectively. In addition, we incurred costs of $1 million for the year ended October 2, 2021 for corporate headcount reductions that were not allocated to our IMS and CPS segments. We had accrued liabilities of $6 million as of October 1, 2022 and October 2, 2021 for restructuring costs (exclusive of long-term environmental remediation liabilities).

We expect to incur restructuring costs, which could be material, in future periods primarily relating to vacant facilities and former sites for which we are or may be responsible for environmental remediation.

Goodwill And Other Impairments

We recorded an impairment charge of $2 million in 2022 and 2020 for certain long-lived assets.

During the second quarter of 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 pandemic. This commodity price decline negatively impacted the projected cash flows of our oil and gas reporting unit, which is part of our CPS operating segment. Therefore, we performed a goodwill impairment test for this particular reporting unit and concluded that the fair value of the reporting unit was below its carrying value, resulting in an impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. We had no such charge in 2022 and 2021.

Gain on Sale of Long-lived Assets

During the first quarter of 2022, we recognized a gain of $4.6 million primarily from the sale of a certain real property.

Interest Expense

Interest expense was $22.5 million, $19.6 million and $28.9 million in 2022, 2021 and 2020, respectively. Interest expense increased $3 million in 2022 primarily due to higher daily average borrowings under our revolving credit facility. Interest expense decreased $9 million in 2021 compared to 2020 due primarily to lower daily average borrowings under our revolving credit facility in 2021.

Other Income (Expense), net

Other income (expense), net was $(26.3) million in 2022, $44.3 million in 2021 and a $(0.3) million in 2020.

Other income (expense), net of $(26.3) million in 2022 consists primarily of a $7 million allowance that was provided for a note receivable from the 2021 sale of certain intellectual property assets based on our expectation that we will incur credit losses with the counterparty, a $6 million decline in the market value of participant investment accounts in our deferred compensation plan in 2022, $5 million in fees for sales of accounts receivable, a pension settlement charge of $2 million for the termination of our frozen U.S. defined benefit plan and a loss on extinguishment of debt of $1 million consisting of a write-off of unamortized debt issuance costs.

Other income (expense), net of $44.3 million in 2021 consists primarily of receipt of payments of $16 million in connection with settlements of certain anti-trust class action matters, a $15 million gain from the sale of certain intellectual property assets and an $8 million gain on liquidation of a foreign entity.

Provision for Income Taxes

We recorded income tax expense of $64.5 million, $38.0 million and $61.0 million in 2022, 2021 and 2020, respectively. Our effective tax rate was 20.1%, 12.4% and 30.4% for 2022, 2021 and 2020, respectively.

Our effective tax rates for 2022 and 2021 were lower than the expected U.S. statutory rate of 21.0% primarily due to a $16 million and $43 million tax benefit, respectively, resulting from the release of foreign tax reserves due to lapse of time and expiration of statutes of limitations.

Liquidity and Capital Resources

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
		(In thousands)
Net cash provided by (used in):
Operating activities	$330,854	$338,342	$300,555
Investing activities	(132,214)	(91,325)	(64,409)
Financing activities	(314,299)	(77,318)	(210,280)
Effect of exchange rate changes	(4,510)	(199)	(81)
Increase (decrease) in cash and cash equivalents	$(120,169)	$169,500	$25,785

Key Working Capital Management Measures

	As of
	October 1, 2022	October 2, 2021
Days sales outstanding (1)	48	64
Contract asset days (2)	20	19
Inventory turns (3)	4.9	6.3
Days inventory on hand (4)	74	58
Accounts payable days (5)	90	83
Cash cycle days (6)	52	58

(1)Days sales outstanding (a measure of how quickly we collect our accounts receivable), or “DSO”, is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.

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

(5)Accounts payable days (a measure of how quickly we pay our suppliers), or “DPO”, is calculated as the ratio of 365 days to accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.

(6)Cash cycle days (a measure of how quickly we convert investments in inventory to cash) is calculated as days inventory on hand plus days sales outstanding minus accounts payable days.

Cash and cash equivalents were $530 million at October 1, 2022 and $650 million at October 2, 2021. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was approximately $1.5 billion as of October 1, 2022 and October 2, 2021.

Net cash provided by operating activities was $331 million, $338 million and $301 million for 2022, 2021 and 2020, respectively. Cash flows from operating activities consists of: (1) net income adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2022, we generated $446 million of cash from earnings, excluding non-cash items, and used $115 million of cash because of an increase in our net operating assets and liabilities, resulting primarily from increases in inventories and contract assets of $663 million and $155 million, respectively, partially offset by increases in accounts payable and accrued liabilities of $554 million and $134 million, respectively. The increase in inventories is primarily due to shortages of certain components that prevented us from shipping all products for which we had both demand and the other components necessary to build such products. The increase in contract assets is primarily due to an increase in overall demand in 2022, which resulted in a higher level of services performed for which revenue has been recognized, but products had not been delivered to the customer. The increase in accounts payable is primarily attributable to an increase in inventory. The increase in accrued liabilities is primarily due to an increase in advance payments from customers and an increase in amounts collected under our accounts receivable sales program that had not been remitted as of the end of the quarter to the financial institutions that purchased the receivables. DSO decreased from 64 days as of 2021 to 48 days as of 2022 due primarily to an increase in accounts receivable factoring.

Net cash used in investing activities was $132 million, $91 million and $64 million for 2022, 2021 and 2020, respectively. In 2022, we used $139 million of cash for capital expenditures, purchased $2 million of long-term investments and received $8 million primarily from the sale of a certain property. In 2021, we used $73 million of cash for capital expenditures, paid $21 million in connection with a business combination, purchased $3 million of long-term investments and received $5 million from the sale of certain intellectual property assets.

Net cash used in financing activities was $314 million, $77 million and $210 million for 2022, 2021 and 2020, respectively. In 2022, we repurchased $331 million of common stock (including $14 million in settlement of employee tax withholding obligations), repaid an aggregate of $333 million of long-term debt using $350 million of proceed from the issuance of a term loan, incurred $3 million of costs in connection with the amendment of the Fourth Amended and Restated Loan Agreement, dated as of November 30, 2018 (the “Existing Credit Agreement”) and received $2 million of proceeds from issuances of common stock pursuant to stock option exercises. In 2021, we repurchased $64 million of common stock (including $10 million in settlement of employee tax withholding obligations), repaid an aggregate of $19 million of long-term debt, received $3 million of proceeds from issuances of common stock pursuant to stock option exercises and received $3 million of installment payments from the sale of certain intellectual property assets.

Revolving Credit Facility. During the fourth quarter of 2022, we entered into a Fifth Amended and Restated Credit Agreement (“Credit Agreement”) that amended and restated the Existing Credit Agreement. The Credit Agreement provides for an $800 million revolving credit facility and a $350 million secured term loan (“Term Loan Due 2027”), together with an accordion feature by which we can obtain, subject to the satisfaction of specified conditions and commitment of the lenders, additional revolving commitments in an aggregate amount of up to $200 million.

Costs incurred in connection with the Credit Agreement of $3 million are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan Due 2027 using the effective interest method.

The Term Loan Due 2027 was fully drawn on the Closing Date and proceeds were used to repay the term loan outstanding under the Existing Credit Agreement. Upon repayment, we recorded a loss on extinguishment of debt of $1 million consisting of a write-off of unamortized debt issuance costs for the Existing Credit Agreement.

Loans under the Credit Agreement bear interest, at our option, at either the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) or a base rate, in each case plus a spread determined based on our credit rating. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three-month intervals if the interest period exceeds three months) in the case of SOFR loans. The outstanding principal amount of all loans under the Credit Agreement, including the Term Loan Due 2027, together with accrued and unpaid interest, is due on September 27, 2027. We are required to repay a portion of the principal amount of the Term Loan Due 2027 equal to 1.25% of the principal in quarterly installments.

Our and our subsidiary guarantors’ obligations under the Credit Agreement are secured by substantially all of the assets (excluding real property) of Sanmina and its subsidiary guarantors, including cash, accounts receivable, inventory and the shares of certain of our subsidiaries, subject to certain exceptions.

As of October 1, 2022, no borrowings and $9 million of letters of credit were outstanding under the Credit Agreement, under which $791 million was available to borrow. There were no borrowings outstanding under the Credit Agreement as of October 2, 2021.

Short-term Borrowing Facilities. As of October 1, 2022, certain of our foreign subsidiaries had a total of $70 million of short-term borrowing facilities available, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2024.

Debt Covenants

The Credit Agreement requires us to comply with a minimum consolidated interest coverage ratio, measured at the end of each fiscal quarter, and at all times a maximum consolidated leverage ratio. The Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. Further, the Credit Agreement contains customary negative covenants limiting our ability and that of our subsidiaries to, among other things, incur debt, grant liens, make investments, make acquisitions, make certain restricted payments and sell assets, subject to certain exceptions.

As of October 1, 2022, we were in compliance with these covenants.

Other Liquidity Matters

During 2022 and 2021 we repurchased 8.0 million shares and 1.5 million shares of our common stock for $317 million and $54 million (including commissions), respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors. As of October 1, 2022, an aggregate of $164 million remains available under these programs.

We are party to a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of October 1, 2022, a maximum of $539 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Existing Credit Agreement. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Credit Agreement, the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. For the years ended October 1, 2022 and October 2, 2021, we sold $1.9 billion and $0.5 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of October 1, 2022 and October 2, 2021, $194 million and $7 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected by us as servicer on a weekly basis to the financial institutions that purchased the receivables. As of October 1, 2022 and October 2, 2021, $49 million and $18 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (Term SOFR) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively converts a portion of our variable interest rate obligations under our Amended Cash Flow Revolver to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of October 1, 2022 and October 2, 2021. The aggregate effective interest rate of these swaps as of October 1, 2022 was approximately 4.1%. Given the recent rise in interest rates and the continued likelihood of additional rate increases, these interest rate swaps had a positive value of $6 million as of October 1, 2022, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other assets on the consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of October 1, 2022, we had accrued liabilities of $38 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of October 1, 2022, we had a liability of $65 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. In 2022, we generated $331 million of cash from operations. Our primary sources of liquidity as of October 1, 2022 consisted of (1) cash and cash equivalents of $530 million; (2) our Credit Agreement, under which $791 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $70 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Credit Agreement by an additional $200 million.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next 12 months. However, should demand for our services decrease significantly over the next 12 months, should we be unable to recover on inventory obligations owed to us by our customers or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level.

We distribute our cash among a number of financial institutions that we believe to be of high quality. However, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost.

As of October 1, 2022, approximately 50% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Amended Cash Flow Revolver and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of leases, the Term Loan, pension plan funding obligations and unrecognized tax benefits as of October 1, 2022.

A summary of our operating lease obligations as of October 1, 2022 can be found in Note 8, “Leases”, to the Consolidated Financial Statements contained in this report.

A summary of our long-term debt obligations as of October 1, 2022 can be found in Note 7, “Debt”, to the Consolidated Financial Statements contained in this report.

We have defined benefit pension plans with an underfunded amount of $34 million as of October 1, 2022. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. Additionally, as of October 1, 2022, we were unable to reliably estimate when cash settlements or closure of audits with taxing authorities may occur with respect to our long-term liabilities arising from unrecognized tax benefits of $65 million. The statutes of limitations for these matters range up to 10 years, and unsettled liabilities are released upon expiration of the statutes.

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

Off-Balance Sheet Arrangements

As of October 1, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan of $350 million under our Credit Agreement for which the interest rate we pay is determined at the time of borrowing based on a floating index. As of October 1, 2022, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel, Brazil and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months. Accordingly, these forward contracts are not designated as part of a hedging relationship for accounting purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. As of October 1, 2022, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $532 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in an aggregate notional amount of $123 million as of October 1, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and its subsidiaries (the “Company”) as of October 1, 2022 and October 2, 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 1, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Cost-to-cost method for government contracts in the Defense and Aerospace division

As described in Notes 2 and 4 to the consolidated financial statements, revenues for the CPS segment were $1.5 billion for the year ended October 1, 2022, of which the defense and aerospace division represents a portion of the segment. The Company recognizes revenue for defense and aerospace government contracts on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion), which management believes best depicts the transfer of control to the customer. Recognition of revenue on government contracts requires the use of significant judgment with respect to estimated materials, labor, and subcontractor costs.

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
November 10, 2022

We have served as the Company’s auditor since 2016.

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	October 1, 2022	October 2, 2021
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$529,857	$650,026
Accounts receivable, net of allowances of approximately $8 million and $7 million as of October 1, 2022 and October 2, 2021, respectively	1,138,894	1,192,434
Contract assets	503,674	348,741
Inventories	1,691,081	1,036,511
Prepaid expenses and other current assets	62,044	53,952
Total current assets	3,925,550	3,281,664
Property, plant and equipment, net	575,170	532,985
Deferred income tax assets, net	198,588	235,117
Other	160,192	156,953
Total assets	$4,859,500	$4,206,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,029,534	$1,464,693
Accrued liabilities	275,735	161,896
Accrued payroll and related benefits	130,892	117,648
Short-term debt, including current portion of long-term debt	17,500	18,750
Total current liabilities	2,453,661	1,762,987
Long-term liabilities:
Long-term debt	329,237	311,572
Other	215,333	253,532
Total long-term liabilities	544,570	565,104
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 166,667 shares; 110,160 and 108,734 shares issued and 57,394 and 64,307 shares outstanding as of October 1, 2022 and October 2, 2021, respectively	574	643
Treasury stock, 52,766 and 44,427 shares as of October 1, 2022 and October 2, 2021, respectively, at cost	(1,378,159)	(1,047,202)
Additional paid-in capital	6,380,774	6,338,863
Accumulated other comprehensive income	56,325	40,690
Accumulated deficit	(3,198,245)	(3,454,366)
Total stockholders' equity	1,861,269	1,878,628
Total liabilities and stockholders' equity	$4,859,500	$4,206,719

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands, except per share amounts)

Net sales	$7,890,475	$6,756,643	$6,960,370
Cost of sales	7,249,961	6,204,838	6,434,663
Gross profit	640,514	551,805	525,707
Operating expenses:
Selling, general and administrative	244,569	234,537	240,931
Research and development	21,343	20,911	22,564
Restructuring and other	11,425	15,057	27,916
Goodwill impairment	—	—	6,609
Gain on sale of long-lived assets	(4,610)	—	—
Total operating expenses	272,727	270,505	298,020

Operating income	367,787	281,300	227,687

Interest income	1,628	925	2,322
Interest expense	(22,473)	(19,551)	(28,903)
Other income (expense), net	(26,314)	44,331	(348)
Interest and other, net	(47,159)	25,705	(26,929)
Income before income taxes	320,628	307,005	200,758
Provision for income taxes	64,507	38,007	61,045
Net income	$256,121	$268,998	$139,713

Net income per share:
Basic	$4.18	$4.12	$2.02
Diluted	$4.06	$4.01	$1.97

Weighted-average shares used in computing per share amounts:
Basic	61,310	65,318	69,041
Diluted	63,117	67,084	70,793

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)

Net income	$256,121	$268,998	$139,713
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,191)	(9,223)	(925)
Derivative financial instruments:
Change in net unrealized amount	8,414	3,034	(3,646)
Amount reclassified into net income	10,003	4,863	1,332
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition cost	5,884	4,713	(6,240)
Amortization of actuarial losses and transition cost	3,525	2,417	2,106
Total other comprehensive income (loss)	$15,635	$5,804	$(7,373)
Comprehensive income	$271,756	$274,802	$132,340

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE AT SEPTEMBER 28, 2019	105,551	$6,267,509	(35,831)	$(804,118)	$42,259	$(3,863,077)	$1,642,573
Issuances under stock plans	2,078	7,793	—	—	—	—	7,793
Stock-based compensation	—	26,235	—	—	—	—	26,235
Repurchases of treasury stock	—	—	(6,799)	(179,025)	—	—	(179,025)
Other comprehensive loss	—	—	—	—	(7,373)	—	(7,373)
Net income	—	—	—	—	—	139,713	139,713
BALANCE AT OCTOBER 3, 2020	107,629	$6,301,537	(42,630)	$(983,143)	$34,886	$(3,723,364)	$1,629,916
Issuances under stock plans	1,105	2,993	—	—	—	—	2,993
Stock-based compensation	—	34,976	—	—	—	—	34,976
Repurchases of treasury stock	—	—	(1,797)	(64,059)	—	—	(64,059)
Other comprehensive loss	—	—	—	—	5,804	—	5,804
Net income	—	—	—	—	—	268,998	268,998
BALANCE AT OCTOBER 2, 2021	108,734	$6,339,506	(44,427)	$(1,047,202)	$40,690	$(3,454,366)	$1,878,628
Issuances under stock plans	1,426	2,378	—	—	—	—	2,378
Stock-based compensation	—	39,608	—	—	—	—	39,608
Repurchases of treasury stock	—	(144)	(8,339)	(330,957)	—	—	(331,101)
Other comprehensive income	—	—	—	—	15,635	—	15,635
Net income	—	—	—	—	—	256,121	256,121
BALANCE AT OCTOBER 1, 2022	110,160	$6,381,348	(52,766)	$(1,378,159)	$56,325	$(3,198,245)	$1,861,269

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$256,121	$268,998	$139,713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	108,783	109,656	114,218
Stock-based compensation expense	39,608	34,976	26,235
Deferred income taxes	31,733	33,724	13,567
Impairment of goodwill and other assets	1,848	—	8,409
Loss (Gain) on sale of intellectual property	7,000	(15,000)	—
Gain on liquidation of foreign entity	—	(8,263)	—
Other, net	1,260	(1,371)	(239)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	46,480	(146,516)	83,623
Contract assets	(154,933)	47,842	(283)
Inventories	(663,379)	(167,186)	39,564
Prepaid expenses and other assets	(31,700)	(6,486)	17,798
Accounts payable	554,492	236,270	(106,640)
Accrued liabilities	133,541	(48,302)	(35,410)
Cash provided by operating activities	330,854	338,342	300,555
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(138,639)	(73,296)	(65,982)
Proceeds from sales of property, plant and equipment	8,425	1,084	1,573
Purchases of investments	(2,000)	(2,705)	(30,000)
Sale of investments	—	—	30,000
Cash paid for business acquisition, net of cash acquired	—	(21,408)	—
Proceeds from sale of intellectual property	—	5,000	—
Cash used in investing activities	(132,214)	(91,325)	(64,409)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	1,874,000	399,600	1,909,000
Repayments of revolving credit facility borrowings	(1,874,000)	(399,600)	(1,909,000)
Repayments of long-term debt	(332,814)	(18,752)	(39,048)
Proceeds from issuance of long-term debt	350,000	—	—
Debt issuance costs	(3,263)	—	—
Net proceeds from stock issuances	2,379	2,993	7,793
Repurchases of common stock	(331,101)	(64,059)	(179,025)
Proceeds from collection of notes receivable	500	2,500	—
Cash used in financing activities	(314,299)	(77,318)	(210,280)
Effect of exchange rate changes	(4,510)	(199)	(81)
Increase (decrease) in cash and cash equivalents	(120,169)	169,500	25,785
Cash and cash equivalents at beginning of year	650,026	480,526	454,741
Cash and cash equivalents at end of year	$529,857	$650,026	$480,526

Cash paid during the year:
Interest, net of capitalized interest	$18,243	$15,264	$20,477
Income taxes, net of refunds	$48,131	$33,358	$30,700
Unpaid purchases of property, plant and equipment at end of period	$38,570	$20,929	$12,371

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

2)Components, Products and Services (CPS). Components include printed circuit boards, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency (RF) and microelectronic (microE) design and manufacturing services from Advanced Microsystems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering and logistics and repair.

The Company's only reportable segment is IMS, which represented approximately 80% of total revenue in 2022. CPS consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2022 and 2021 were each 52 weeks and fiscal 2020 was a 53-week year, with the extra week occurring during the fourth quarter of fiscal 2020. All references to years relate to fiscal years unless otherwise noted.

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

Financial Instruments and Concentration of Credit Risk. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, interest rate swap agreements, accounts payable and debt obligations. The fair value of these financial instruments approximates their carrying amount as of October 1, 2022 and

October 2, 2021 due to the nature or short maturity of these instruments, or because, in some cases, the instruments are recorded at fair value on the consolidated balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Accounts Receivable and Other Related Allowances. The Company had allowances of approximately $8 million and $7 million as of October 1, 2022 and October 2, 2021, respectively, for uncollectible accounts, product returns and other net sales adjustments. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

Accounts Receivable Sales. The Company is a party to a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. Trade receivables sold pursuant to the RPA are serviced by the Company.

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

Foreign Currency Translation. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in stockholders' equity as a component of accumulated other comprehensive income (“AOCI”). For all entities, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of income. Remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity's functional currency are recorded in AOCI if repayment of the loan is not anticipated in the foreseeable future.

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

Leases. The Company's leases consist primarily of operating leases for buildings and land and have initial lease terms of up to 44 years. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company's initial lease liability and corresponding right-of-use (“ROU”) asset only if it is reasonably certain that the Company will exercise such options. Leases with lease terms of twelve months or less are not recorded on the Company's balance sheet.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are combined with eleven other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes. In 2022, CPS revenue and gross profit were $1.5 billion and $194 million, respectively.

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

Refer to Note 4 for further discussion.

Income taxes. The Company estimates its income tax provision or benefit in each of the jurisdictions in which it operates, including estimating exposures and making judgments regarding the realizability of deferred tax assets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The carrying value of the Company's net deferred tax assets is based on the Company's belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which do not meet the “more likely than not” criteria discussed above.

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

Recent Accounting Pronouncement Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted this ASU during the fourth quarter of 2022. The impact of adoption was not material.

Note 3. Balance Sheet and Income Statement Details

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	October 1, 2022	October 2, 2021
	(In thousands)
Machinery and equipment	$1,523,598	$1,491,156
Land and buildings	656,839	645,639
Leasehold improvements	42,793	44,899
Furniture and fixtures	24,805	25,394
Construction in progress	91,928	40,524
	2,339,963	2,247,612
Less: Accumulated depreciation and amortization	(1,764,793)	(1,714,627)
Property, plant and equipment, net	$575,170	$532,985

Depreciation expense was $108 million, $109 million and $113 million for 2022, 2021 and 2020, respectively.

Other Income (Expense), net

The Company terminated its frozen U.S. defined benefit plan (the “Plan”) effective July 3, 2022 and recorded a pension settlement charge of $2 million during the fourth quarter of 2022 which includes the reclassification of unrecognized pension losses from accumulated other comprehensive income to other income (expense), net on the consolidated statements of income. Refer to Note 17 for discussion.

The Company recorded a loss on extinguishment of debt of $1 million during the fourth quarter of 2022, consisting of a write-off of unamortized debt issuance costs arising from the amendment and restatement of the Fourth Amended and Restated Loan Agreement, dated as of November 30, 2018. Refer to Note 7 for discussion.

In 2021, the Company sold intellectual property for $15 million, of which $8 million has been received in cash. The sale of intellectual property was included in other income (expense), net on the consolidated statements of income. During the fourth quarter of 2022, the Company concluded it expected to incur credit losses with the counterparty for the remaining $7 million due under the arrangement. Accordingly, the Company recorded a charge of $7 million in other income (expense), net on the consolidated statements of income to establish an allowance for the expected credit loss.

A foreign entity of the Company was substantially liquidated in 2021 and the Company reclassified $8 million of cumulative translation adjustments associated with this entity from accumulated other comprehensive income to other income (expense), net on the consolidated statements of income in 2021.

The Company received $16 million of cash in 2021 in connection with settlements of certain anti-trust class action matters.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are combined with eleven other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes. In 2022, CPS revenue and gross profit were $1.5 billion and $194 million, respectively.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Segments:
IMS	$6,372,442	$5,454,269	$5,699,751
CPS	1,518,033	1,302,374	1,260,619
Total	$7,890,475	$6,756,643	$6,960,370

End Markets:
Communications Networks and Cloud Infrastructure	$3,175,534	$2,866,602	$2,832,650
Industrial, Defense, Medical and Automotive	4,714,941	3,890,041	4,127,720
Total	$7,890,475	$6,756,643	$6,960,370

Geography:
Americas (1)	$3,719,496	$3,182,849	$3,450,527
APAC	3,007,904	2,517,963	2,514,005
EMEA	1,163,075	1,055,831	995,838
Total	$7,890,475	$6,756,643	$6,960,370
(1) Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Note 5. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (generally 10% or less of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of October 1, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company's primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $37 million and $46 million as of October 1, 2022 and October 2, 2021, respectively. Defined benefit plan assets were $17 million and $40 million as of October 1, 2022 and October 2, 2021, respectively. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of October 1, 2022 or October 2, 2021. Interest rate swaps had a positive value of $6 million and a negative value of $19 million, as of October 1, 2022 and October 2, 2021, respectively.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of October 1, 2022 or October 2, 2021.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets, such as intangible assets, goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded. During 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 pandemic. This commodity price decline resulted in a negative impact to the projected cash flows of the Company’s oil and gas reporting unit that is part of the Company's Components, Products and Services (“CPS”) operating segment and, therefore, the Company performed a goodwill impairment test for this particular reporting unit. The Company concluded that the fair value of the reporting unit was below its carrying value, resulting in a goodwill impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. The Company also recorded an impairment charge of $2 million in 2022 and 2020 for certain long-lived assets.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	October 1, 2022	October 2, 2021
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$123,172	$110,098
Number of contracts	50	48
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$531,558	$353,108
Number of contracts	43	46

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert the Company's variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of October 1, 2022 and October 2, 2021. The aggregate effective interest rate of these swaps as of October 1, 2022 was approximately 4.1%. Given the recent rise in interest rates and the likelihood of additional rate increases, these interest rate swaps had a positive value of $6 million as of October 1, 2022, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other assets on the consolidated balance sheets.

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

Nokia and Motorola each represented more than 10% of the Company's net sales in 2022. Nokia represented more than 10% of the Company's net sales in 2021 and 2020. Motorola represented 10% or more of the Company's gross accounts receivable as of October 1, 2022 and Nokia represented 10% or more of the Company's gross accounts receivable as of October 2, 2021.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	October 1, 2022	October 2, 2021
	(In thousands)
Term loan due 2023, net of issuance costs	$—	$330,322
Term loan due 2027, net of issuance costs	346,737	—
Less: Current portion of long-term debt	17,500	18,750
Long-term debt	$329,237	$311,572

Revolving Credit Facility.

On September 27, 2022 (the “Closing Date”), the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) that amended and restated the Company’s existing Fourth Amended and Restated Loan Agreement, dated as of November 30, 2018 (the “Existing Credit Agreement”) by, among other things: (i) increasing the revolving commitments amount, (ii) providing for a term loan facility and (iii) replacing LIBOR with SOFR for purposes of determining the interest rate payable for borrowings under the Credit Agreement.

The Credit Agreement provides for an $800 million revolving credit facility and a $350 million secured term loan (“Term Loan Due 2027”). Subject to the satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, the Company may increase the revolving commitment up to an additional $200 million. Costs incurred in connection with the amendment of the Existing Credit Agreement of $3 million are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan Due 2027 using the effective interest method.

The Term Loan Due 2027 was fully drawn on the Closing Date and the proceeds were used to repay the term loan outstanding under the Existing Credit Agreement. Upon repayment, the Company recorded a loss on extinguishment of debt of $1 million consisting of a write-off of unamortized debt issuance costs of the Existing Credit Agreement.

Loans under the Credit Agreement bear interest, at the Company's option, at either the SOFR or a base rate, in each case plus a spread determined based on the Company's credit rating. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of SOFR loans. The outstanding principal amount of all loans under the Credit Agreement, including, the Term Loan Due 2027, together with accrued and unpaid interest, is due on September 27, 2027. The Company is required to repay a portion of the principal amount of the Term Loan Due 2027 equal to 1.25% of the principal in quarterly installments.

Maturities of the Term Loan Due 2027 as of October 1, 2022 by fiscal year are as follows:

(In Thousands)
2023	$17,500
2024	13,125
2025	17,500
2026	21,875
2027	280,000
$350,000

Certain of the Company’s domestic subsidiaries are guarantors in respect of the Credit Agreement. The Company and the subsidiary guarantors’ obligations under the Credit Agreement are secured by a lien on substantially all of their respective assets (excluding real property), including cash, accounts receivable and the shares of certain Company subsidiaries, subject to certain exceptions.

As of October 1, 2022, no borrowings and $9 million of letters of credit were outstanding under the Credit Agreement, under which $791 million was available to borrow. There were no borrowings outstanding under the Credit Agreement as of October 2, 2021.

Foreign Short-term Borrowing Facilities. As of October 1, 2022, certain foreign subsidiaries of the Company had a total of $70 million of short-term borrowing facilities available, under which no borrowings were outstanding. These facilities expire at various dates through the second quarter of 2024.

Debt Covenants

The Company's Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of October 1, 2022.

Note 8. Leases

ROU assets and lease liabilities recorded in the consolidated balance sheet are as follows:

	As of
	October 1, 2022	October 2, 2021
	(In thousands)
Other assets	$79,495	$68,012

Accrued liabilities	$16,695	$17,219
Other long-term liabilities	48,566	38,587
Total lease liabilities	$65,261	$55,806

Weighted average remaining lease term (in years)	15.74	14.46
Weighted average discount rate	2.4%	2.72%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020

Operating lease expense (1)	$23,978	$21,455	$20,670

		As of
		October 1, 2022	October 2, 2021
		(In thousands)
Cash paid for operating lease liabilities		$19,249	$19,531
(1)    Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of October 1, 2022, by fiscal year, are as follows:

Operating Leases
(In thousands)
2023	$18,109
2024	15,350
2025	12,450
2026	8,907
2027	5,724
Thereafter	10,412
Total lease payments	70,952
Less: imputed interest	5,691
Total	$65,261

Note 9. Accounts Receivable Sale Program

The Company is a party to a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company's customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. For the years ended October 1, 2022 and October 2, 2021, the Company sold approximately $1.9 billion and approximately $0.5 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of October 1, 2022 and October 2, 2021, $194 million and $7 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company's sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of October 1, 2022 and October 2, 2021, $49 million and $18 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

Note 10. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of October 1, 2022 and October 2, 2021, the Company had reserves of $38 million and $37 million, respectively for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company's reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of October 1, 2022, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of October 1, 2022. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The first phase of a multi-phase trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On June 28, 2022, the Court issued a tentative ruling finding Sanmina and the other defendants liable for certain past investigation costs incurred by the plaintiff. A final statement of decision in this phase of the trial is expected on or about the middle of calendar year 2023. Based upon the Court’s tentative ruling, the Company believes a loss in this matter is probable and has recorded an estimated loss. Subsequent trial phases to assess the Company’s and certain other defendants’ liability for the plaintiff’s future remediation and other costs, and the allocation of damages among the liable defendants, are anticipated to occur in 2024 and beyond. It is probable that the Company will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, at the current time, the Company is unable to estimate the amount of such additional losses or a range of losses. The Company intends to continue defending the case vigorously and to seek appellate review of any adverse liability rulings or judgment at the appropriate time.

Other Matters

In October 2018, a contractor who had been retained by the Company through a third party temporary staffing agency filed a lawsuit against the Company in the Santa Clara County Superior Court on behalf of himself and all other similarly situated Company contractors and employees in California, alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursement of business expenses. The complaint sought certification of a class of all non-exempt employees. Although the Company continued to deny any wrongdoing, on November 19, 2020, the Company reached an agreement to resolve all claims, including claims under California’s Private Attorneys General Act of 2004 (the “Settlement”), which also resulted in the dismissal of a suit alleging substantially similar claims filed in the Santa Clara County Superior Court in June 2021. The final amount of the judicially approved Settlement was approximately $4 million, and was paid during the first quarter of fiscal 2022.

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

Note 11. Restructuring

Restructuring costs were $11 million, $15 million, and $27 million in 2022, 2021, and 2020, respectively.

The following table is a summary of restructuring costs:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Severance costs	$319	$9,405	$17,919
Other exit costs (recognized as incurred)	1,500	1,834	71
Total - Q1 FY20 Plan	1,819	11,239	17,990
Costs incurred for other plans	9,606	3,818	8,793
Total - all plans	$11,425	$15,057	$26,783
Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan (“Q1 FY20 Plan”) under which the Company has incurred restructuring costs of approximately $31 million as of October 1, 2022. These charges consist primarily of severance. Substantially all cash payments have occurred and actions under this plan are complete.

Other plans

Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans
The Company’s Integrated Manufacturing Solutions (“IMS”) segment incurred costs of $1 million and $9 million for the years ended October 1, 2022 and October 2, 2021, respectively. The Company’s CPS segment incurred costs of $10 million and $5 million for the years ended October 1, 2022 and October 2, 2021, respectively. In addition, the Company incurred costs of $1 million for the year ended October 2, 2021 for Corporate headcount reductions that were not allocated to the Company's IMS and CPS segments. The Company had accrued liabilities of $6 million as of October 1, 2022 and October 2, 2021, for restructuring costs (exclusive of long-term environmental remediation liabilities).

The Company expects to incur restructuring costs, which could be material, in future periods primarily relating to vacant facilities and former sites for which the Company is or may be responsible for environmental remediation.

Note 12. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Domestic	$163,979	$200,300	$96,993
Foreign	156,649	106,705	103,765
Total	$320,628	$307,005	$200,758

The provision for income taxes consists of the following:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Federal:
Current	$1,070	$705	$(917)
Deferred	29,222	34,157	9,460
State:
Current	2,060	4,241	1,705
Deferred	3,081	(302)	2,579
Foreign:
Current	29,640	(906)	46,376
Deferred	(566)	112	1,842
Total provision for income taxes	$64,507	$38,007	$61,045

The Company's provision for income taxes for 2022, 2021 and 2020 was $65 million (20% of income before taxes), $38 million (12% of income before taxes) and $61 million (30% of income before taxes), respectively.

The effective tax rates for 2022 and 2021 were lower than the expected U.S. statutory rate of 21% primarily due to a $16 million and $43 million tax benefit, respectively, resulting from the release of a foreign tax reserves due to lapse of time and expiration of statutes of limitations. The effective tax rate for 2020 is higher than the expected U.S. statutory rate of 21% primarily due to foreign operations that are taxed at rates higher than the U.S. statutory rate.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	October 1, 2022	October 2, 2021
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$81,917	$127,243
Foreign net operating loss carryforwards	109,416	112,516
Intangibles	25,099	24,219
Accruals not currently deductible	44,963	43,932
Property, plant and equipment	27,514	25,494
Tax credit carryforwards	18,465	17,250
Reserves not currently deductible	14,939	11,534
Stock compensation expense	6,365	7,677
Federal benefit of foreign operations	21,312	18,336
Derivatives and other impacts of OCI	838	7,637
Lease deferred tax asset	15,018	11,563
Other	1,915	—
Valuation allowance	(118,210)	(115,258)
Total deferred tax assets	249,551	292,143
Deferred tax liabilities on undistributed earnings	(14,775)	(14,775)
Deferred tax liabilities on branch operations	(24,182)	(30,000)
Revenue recognition	(1,572)	(1,702)
Lease deferred tax liability	(14,808)	(11,349)
Other	—	(2,495)
Net deferred tax assets	$194,214	$231,822
Recorded as:
Deferred tax assets	$198,588	$235,117
Deferred tax liabilities	(4,374)	(3,295)
Net deferred tax assets	$194,214	$231,822

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing the Company's ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods. The Company's valuation allowance as of October 1, 2022 relates primarily to foreign net operating losses, with the exception of $14 million related to U.S. state net operating losses.

The Company provides deferred tax liabilities for the tax consequences associated with the undistributed earnings that are expected to be repatriated to subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. As of October 1, 2022, income taxes and foreign withholding taxes have not been provided for approximately $439 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of October 1, 2022, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $292 million, $357 million and $465 million, respectively. The federal and state net operating loss carryforwards begin expiring in fiscal years 2028 and 2023, respectively, and expire at various dates through September 29, 2035. Certain foreign net operating losses start expiring in 2023. However, the majority of foreign net operating losses carryforward indefinitely. As of October 1, 2022, the Company has federal tax credits of $21 million that expire between 2031 and 2042. There are certain restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
Federal tax at statutory tax rate	21.00%	21.00%	21.00%
Effect of foreign operations	2.63	7.33	13.02
Permanent items	0.07	(1.86)	(0.59)
Federal credits	(0.65)	(0.50)	(1.31)
Other	0.28	(0.17)	(0.06)
State income taxes, net of federal benefit	1.74	1.01	1.96
Release of foreign tax reserves	(4.96)	(14.43)	(3.61)
Effective tax rate	20.11%	12.38%	30.41%

A reconciliation of the beginning and ending amount of total liabilities for unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Balance, beginning of year	$67,781	$74,612	$66,677
Increase (decrease) related to prior year tax positions	(4,456)	6,063	1,327
Increase related to current year tax positions	7,154	7,349	9,907
Settlements	(7,596)	—	—
Decrease related to lapse of time and expiration of statutes of limitations	(9,331)	(20,243)	(3,299)
Balance, end of year	$53,552	$67,781	$74,612

The Company had reserves of $11 million and $17 million as of October 1, 2022 and October 2, 2021, respectively, for the payment of interest and penalties relating to unrecognized tax benefits. During 2022, the Company recognized an income tax benefit for interest and penalties of $3 million due to lapse of time and expiration of statutes of limitations compared to an income tax benefit of $23 million in 2021. The Company recognizes interest and penalties related to liabilities for unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income of $44 million in 2022.

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

In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, and to foreign examinations for years prior to 2006 in its major foreign jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits could decrease in the next 12 months by approximately $9 million related to payments, the resolution of audits and expiration of statutes of limitations. In addition, there could be a corresponding decrease in accrued interest and penalties of approximately $4 million.

Note 13. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands, except per share amounts)
Numerator:
Net income	$256,121	$268,998	$139,713

Denominator:
Weighted average common shares outstanding	61,310	65,318	69,041
Effect of dilutive stock options and restricted stock units	1,807	1,766	1,752
Denominator for diluted earnings per share	63,117	67,084	70,793

Net income per share:
Basic	$4.18	$4.12	$2.02
Diluted	$4.06	$4.01	$1.97

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 14. Stockholders' Equity

The Company's 2009 Stock Plan (“2009 Plan”) expired as to future grants on January 26, 2019. Although the 2009 Plan expired, it will continue to govern all awards granted under it prior to its expiration date. On March 11, 2019, the Company's stockholders approved the Company's 2019 Equity Incentive Plan (“2019 Plan”) and the reservation of 4 million shares of common stock for issuance thereunder, plus any shares subject to stock options or similar awards granted under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted that are forfeited by the Company.

As of October 1, 2022, an aggregate of 7 million shares were authorized for future issuance under the Company's stock plans, of which 4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3 million shares of common stock were available for future grant. Awards other than stock options reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2019 Plan and 2009 Plan that expire or are cancelled without delivery of shares generally become available for issuance under the 2019 Plan. The 2019 Plan will expire as to future grants in December 2028.

Stock Repurchase Program

During 2022, 2021 and 2020, the Company repurchased 8.0 million shares, 1.5 million shares and 6.4 million shares of its common stock for $317 million, $54 million and $166 million (including commissions), respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce the Company’s liquidity. As of October 1, 2022, an aggregate of $164 million remains available under these programs.

In addition to the repurchases discussed above, the Company repurchased 369,000, 286,000 and 398,000 shares of its common stock during 2022, 2021, and 2020, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $14 million, $10 million and $13 million, respectively, to applicable tax authorities in connection with these repurchases.
Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	October 1, 2022	October 2, 2021
	(In thousands)
Foreign currency translation adjustments	$63,929	$76,120
Unrealized holding gain (loss) on derivative financial instruments	4,112	(14,305)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(11,716)	(21,125)
Total	$56,325	$40,690

During the third quarter of 2021, a foreign entity of the Company was substantially liquidated and the Company reclassified $8 million of cumulative translation adjustments associated with this entity from accumulated other comprehensive income to other income (expense), net in the consolidated statements of income. During the fourth quarter of 2022, the Company reclassified $2 million of unrecognized pension losses from accumulated other comprehensive income to other income (expense), net in the consolidated statements of income. There were no other significant reclassifications from accumulated other comprehensive income to the consolidated statements of income for any period presented.

Unrealized holding gain (loss) on derivative financial instruments includes losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (SOFR) associated with anticipated variable rate borrowings. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of October 1, 2022 and October 2, 2021. The aggregate effective interest rate of these swaps as of October 1, 2022 was approximately 4.1% and was approximately 4.3% as of October 2, 2021. These interest rate swaps had a negative value of $19 million as of October 2, 2021, of which $9 million is included in accrued liabilities and the remaining amount is included in other long-term liabilities on the consolidated balance sheets. Given the recent rise in interest rates and the likelihood of additional rate increases, these interest rate swaps had a positive value of $6 million as of October 1, 2022, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other assets on the consolidated balance sheets.

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

2)Components, Products and Services (CPS). Components include printed circuit boards, backplanes and backplane assemblies, cable assemblies fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency (RF) and microelectronics (microE) design and manufacturing services from Advanced Microsystems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company's 42Q division. Services include design, engineering and logistics and repair.

The Company determined that it has only one reportable segment - IMS, which generated approximately 80% of the Company's total revenue in 2022. CPS consists of multiple operating segments which do not meet the quantitative threshold for being presented individually as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”.

The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements. Intersegment sales consist primarily of sales of components from CPS to IMS.

The Company's chief operating decision making group is the Chief Executive Officer who allocates resources and assesses performance of operating segments based on a measure of revenue and gross profit that excludes items not directly related to the Company's ongoing business operations. These items are typically either non-recurring or non-cash in nature.

Segment information is as follows:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Gross sales:
IMS	$6,407,724	$5,485,612	$5,733,180
CPS	1,631,918	1,397,742	1,365,712
Intersegment revenue	(149,167)	(126,711)	(138,522)
Net Sales	$7,890,475	$6,756,643	$6,960,370

Gross Profit:
IMS	$462,606	$391,339	$381,638
CPS	193,817	177,248	156,844
Total	656,423	568,587	538,482
Unallocated items (1)	(15,909)	(16,782)	(12,775)
Total	$640,514	$551,805	$525,707

Depreciation and amortization:
IMS	$73,914	$77,076	$81,169
CPS	30,061	27,770	26,718
Total	103,975	104,846	107,887
Unallocated corporate items (2)	4,808	4,810	6,331
Total	$108,783	$109,656	$114,218

Capital expenditures (receipt basis):
IMS	$94,636	$44,672	$23,933
CPS	55,993	33,839	23,915
Total	150,629	78,511	47,848
Unallocated corporate items (2)	5,650	3,343	3,227
Total	$156,279	$81,854	$51,075

(1)    For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and litigation settlements.

(2)    Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales.

Net sales by geographic segment, determined based on the country in which a product is manufactured were as follows:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Net sales:
Americas (1)	$3,719,496	$3,182,849	$3,450,527
APAC	3,007,904	2,517,963	2,514,005
EMEA	1,163,075	1,055,831	995,838
Total	$7,890,475	$6,756,643	$6,960,370
(1)    Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	48.7%	52.7%	55.5%
Number of customers representing 10% or more of net sales	2	1	1

	As of
	October 1, 2022	October 2, 2021
	(In thousands)
Property, plant and equipment, net:
Americas	$367,172	$322,545
APAC	151,254	143,111
EMEA	56,744	67,329
Total	$575,170	$532,985

Note 16. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020
	(In thousands)
Cost of sales	$14,065	$14,472	$10,099
Selling, general and administrative	25,037	20,118	15,897
Research and development	506	386	239
Total	$39,608	$34,976	$26,235

The Company grants restricted stock units and restricted stock units with performance conditions (“PSUs”) to executive officers, directors and certain other employees. These units vest over periods ranging from one year to four years and/or upon achievement of specified performance criteria, with associated compensation expense recognized ratably over the vesting period.

The Company grants shares for which vesting is contingent on cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved during the measurement period, the shares will be cancelled. If a minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 80% to 120% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company's total shareholder return relative to that of its peer group over this same period.

 Activity with respect to the Company's restricted stock units and PSUs was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 28, 2019	3,153	27.82	1.30	102,720
Granted	1,340	32.51
Vested/Forfeited/Cancelled	(1,925)	28.62
Outstanding as of October 3, 2020	2,568	29.67	1.23	71,571
Granted	1,529	34.26
Vested/Forfeited/Cancelled	(1,143)	29.27
Outstanding as of October 2, 2021	2,954	32.21	1.23	113,591
Granted	1,644	40.54
Vested/Forfeited/Cancelled	(1,318)	30.42
Outstanding as of October 1, 2022	3,280	37.11	1.35	155,049
Expected to vest as of October 1, 2022	2,909	36.93	1.28	137,524

The fair value of restricted stock units that vested during the year was $44 million for 2022, $32 million for 2021 and $43 million for 2020. As of October 1, 2022, unrecognized compensation expense of $68 million is expected to be recognized over a weighted average period of 1.3 years.

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

The Company sponsors a deferred compensation plan for eligible employees that allows participants to defer payment of all or part of their compensation. Deferrals under this plan were immaterial. Assets associated with these plans were $37 million and $46 million as of October 1, 2022 and October 2, 2021, respectively. Liabilities associated with these plans were $37 million and $46 million as of October 1, 2022 and October 2, 2021, respectively. These amounts are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue. During the third quarter of 2022, the Board of Directors approved the termination of the Company's frozen U.S. defined benefit plan (the “Plan”) effective July 3, 2022. In connection with this termination, the Company purchased a group annuity contract for $6 million during the fourth quarter of 2022 that provides for the administration of future payments to eligible plan participants. In addition, the Company recorded a pension settlement charge of $2 million during the fourth quarter of 2022, which includes the reclassification of unrecognized pension losses from accumulated other comprehensive income to other income (expense), net on the consolidated statements of income.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's defined benefit plans is October 1, 2022.

The funded status and plan assets for the defined benefit plans and amount reported on the consolidated balance sheets were as follows:

	As of
	October 1, 2022	October 2, 2021		October 3, 2020
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(In thousands)
Plan Assets	$17,290	$16,435	$23,575	$15,430	$23,575
Projected Benefit Obligation	50,871	22,943	63,217	25,704	64,453
Underfunded Status	$33,581	$6,508	$39,642	$10,274	$40,878

Current Liabilities	$3,038	$—	$2,674	$—	$2,054
Non-current liabilities	30,543	6,508	36,968	10,274	38,824
Total liabilities	$33,581	$6,508	$39,642	$10,274	$40,878

The Company’s investment strategy is designed to help ensure that sufficient pension assets are available to pay benefits as they become due. Plan assets are invested in mutual funds that are valued using the NAV that is quoted in active markets (Level 1 input). These plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of October 1, 2022 there were no significant concentrations of credit risk related to pension plan assets. All other amounts and assumptions were not material for any period presented herein.

Note 18. Strategic Transactions

India Joint Venture

On October 3, 2022, subsequent to the end of the fourth quarter of 2022, the Company completed a joint venture transaction in which the Company entered into a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) with Reliance Strategic Business Ventures Limited (“RSBVL”), a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholder’ Agreement, the parties established Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment. As a result of the transaction, RSBVL acquired shares of SIPL for approximately $215 million of cash such that immediately after the closing of the transaction, RSBVL holds 50.1% of the outstanding shares of SIPL and Sanmina holds the remaining 49.9% of the outstanding shares of SIPL. The amount received from RSBVL was based on preliminary calculations and is subject to adjustment based on final calculations. Given the terms of the agreements entered into by the parties concerning management of the joint venture, the Company expects to continue to consolidate SIPL in future periods.

Acquisition

On April 6, 2021, the Company purchased all of the outstanding stock of a European subsidiary of a multinational company in the industrial end market. This acquisition increased the Company's IMS capabilities in Europe. The Company also entered into a master supply agreement with the seller in connection with this acquisition. Total consideration paid in this acquisition was $38 million of cash, of which $29 million was paid upon closing and $9 million is due in April 2023. The acquiree had $8 million of cash as of the acquisition date, resulting in a net cash outlay upon closing of $21 million. The pro-forma effect of the acquisition, as if it had occurred at the beginning of the year, was not material to the consolidated financial statements. The acquisition is reported in the Company's IMS reportable segment.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2022, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of October 1, 2022, our internal control over financial reporting was effective based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of October 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)    Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B.   Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts, Years Ended October 1, 2022, October 2, 2021 and October 3, 2020
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)     Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
3.8(8)	Certificate of Amendment of Amended and Restated Bylaws dated December 7, 2015
4.1(9)	Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(10)	Description of the Registrant's Securities
10.1(11)*	Intentionally omitted
10.2(12)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.3(13)*	Revised form of Officer and Director Indemnification Agreement.
10.4(14)*	2009 Incentive Plan, as amended on March 5, 2018.
10.5(15)*	Intentionally omitted
10.6(16)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.7(17)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.8(18)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.9(19)*	Form of Change of Control Severance Benefit Agreement.
10.10(20)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.11(21)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.12(22)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

10.13(23)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.
10.14(24)	Intentionally omitted
10.15(25)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan.
10.16(26)*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan.
10.17(27)*	Intentionally omitted
10.18(28)*	Intentionally omitted
10.19(29)*	Fourth Amendment to the Sanmina Corporation Deferred Compensation Plan.
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

10.28	Intentionally omitted
10.29(33)*	2019 Equity Incentive Plan, as amended
10.30(32)*	Form of Restricted Stock Unit Award Agreement for use under 2019 Equity Incentive Plan
10.31(32)*	Form of Stock Option Award Agreement for use under 2019 Equity Incentive Plan
10.32	Intentionally omitted
10.33(34) ±
Amendment No. 4 to the Receivables Purchase Agreement, dated April 3, 2019, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.34	Intentionally omitted
10.35(35)	Separation and Release Agreement dated January 10, 2020 between Sanmina Corporation and Michael Clarke
10.36(36)	Separation and Release Agreement dated August 14, 2020 between Sanmina Corporation and Hartmut Liebel
10.37(37) ±	Amendment No. 5 to the Receivables Purchase Agreement, dated December 17, 2020, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West
10.38(38) ±	Amendment No. 6 to the Receivables Purchase Agreement, dated November 24, 2021, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A. and Bank of the West.
10.39(33)±
Share Subscription and Purchase Agreement dated as of March 3, 2022 by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd, AET Holdings Limited and Sanmina-SCI India Private Limited.

10.39.1(33)±
Joint Venture and Shareholders’ Agreement dated as of March 3, 2022 by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited.

10.39.2(33)±	Form of Management Services Agreement by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited.
10.39.3(33)±	Form of Business Transfer Agreement by and between Sanmina-SCI Technology India Private Limited and a wholly-owned subsidiary of Sanmina Corporation to be incorporated under the laws of India.
10.39.4(33)±	Form of Services Agreement by and between Sanmina Corporation and Sanmina-SCI India Private Limited.
10.40
Fifth Amended and Restated Credit Agreement dated as of September 27, 2022 by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent (filed herewith).

10.41
Second Amended and Restated Security Agreement dated as of September 27, 2022 by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation parties thereto and Bank of America, N.A., as Administrative Agent (filed herewith).

10.42±
Joinder Agreement and Amendment No. 7 to the Receivables Purchase Agreement, dated as of July 28, 2022, among Sanmina Corporation, Sanmina-SCI Systems Singapore Ptd. Ltd., Sanmina-SCI Systems Malaysia Sdn. Bhd., MUFG Bank Ltd., Wells Fargo Bank, N.A. and Bank of the West (filed herewith).

14.1(39)	Code of Business Conduct and Ethics of the Registrant
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
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

32.1(40)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2(40)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Compensatory plan in which an executive officer or director participates.
‡ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment and this exhibit has been filed separately with the SEC.
± Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.
(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to same numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC on November 8, 2019.
(11)	Intentionally omitted
(12)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(13)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(14)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC on November 15, 2018.
(15)	Intentionally omitted
(16)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(17)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(18)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(19)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.

(20)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(21)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(22)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(23)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(24)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first fiscal quarter ended December 29, 2018 filed with the SEC on February 7, 2019.
(25)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(26)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(27)	Intentionally omitted
(28)	Intentionally omitted
(29)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 13, 2017.
(30)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed with the SEC on May 2, 2018.
(31)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
(32)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed with the SEC on May 2, 2019.
(33)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022 filed with the SEC on May 4, 2022.
(34)	Incorporated by reference to same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 filed with the SEC on August 1, 2019.
(35)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2019 filed with the SEC on January 30, 2020.
(36)	Incorporated by reference to same numbered exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, filed with the SEC on November 13, 2020.
(37)	Incorporated by reference to same number exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2021 filed with the SEC on February 4, 2021.
(38)	Incorporated by reference to same number exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2022 filed with the SEC on February 2, 2022.
(39)	Incorporated by reference to same numbered exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, filed with the SEC on November 12, 2021.
(40)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

    (c)    Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanmina Corporation (Registrant)
By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer
Date: November 10, 2022

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

Signature	Title	Date

/s/ JURE SOLA	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2022
Jure Sola

/s/ KURT ADZEMA	Chief Financial Officer (Principal Financial Officer)	November 10, 2022
Kurt Adzema

/s/ BRENT BILLINGER	Controller (Principal Accounting Officer)	November 10, 2022
Brent Billinger

/s/ EUGENE A. DELANEY	Director	November 10, 2022
Eugene A. Delaney

/s/ JOHN P. GOLDSBERRY	Director	November 10, 2022
John P. Goldsberry

/s/ SUSAN JOHNSON	Director	November 10, 2022
Susan Johnson

/s/ RITA S. LANE	Director	November 10, 2022
Rita S. Lane

/s/ JOSEPH LICATA	Director	November 10, 2022
Joseph Licata

/s/ KRISH PRABHU	Director	November 10, 2022
Krish Prabhu

/s/ MARIO M. ROSATI	Director	November 10, 2022
Mario M. Rosati

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Form 10-K.

SANMINA CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales Adjustments
Fiscal year ended October 3, 2020	$12,481	$(3,911)	$—	$8,570
Fiscal year ended October 2, 2021	$8,570	$(1,635)	$—	$6,935
Fiscal year ended October 1, 2022	$6,935	$7,978	$—	$14,913