Form 10-Q
period 2022-12-31
SANMINA CORP
filed 2023-02-01
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022
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
As of January 25, 2023, there were 58,357,666 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2022	October 1, 2022
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$735,314	$529,857
Accounts receivable, net of allowances of approximately $8 million as of December 31, 2022 and October 1, 2022	1,308,651	1,138,894
Contract assets	501,893	503,674
Inventories	1,728,000	1,691,081
Prepaid expenses and other current assets	80,675	62,044
Total current assets	4,354,533	3,925,550
Property, plant and equipment, net	591,155	575,170
Deferred tax assets	189,638	198,588
Other	171,886	160,192
Total assets	$5,307,212	$4,859,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,139,445	$2,029,534
Accrued liabilities	292,212	275,735
Accrued payroll and related benefits	135,880	130,892
Short-term debt, including current portion of long-term debt	17,500	17,500
Total current liabilities	2,585,037	2,453,661
Long-term liabilities:
Long-term debt	325,007	329,237
Other	223,376	215,333
Total long-term liabilities	548,383	544,570
Contingencies (Note 7)
Stockholders’ equity	2,173,792	1,861,269
Total liabilities and stockholders’ equity	$5,307,212	$4,859,500

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31, 2022	January 1, 2022
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,361,361	$1,757,325
Cost of sales	2,170,654	1,612,836
Gross profit	190,707	144,489

Operating expenses:
Selling, general and administrative	60,730	61,475
Research and development	5,599	4,777
Restructuring and other	631	1,414
Gain on sale of long-lived assets	—	(4,610)
Total operating expenses	66,960	63,056

Operating income	123,747	81,433

Interest income	2,933	309
Interest expense	(8,681)	(4,877)
Other income (expense), net	(6,712)	2,072
Interest and other, net	(12,460)	(2,496)

Income before income taxes	111,287	78,937
Provision for income taxes	19,788	20,303
Net income before noncontrolling interest	91,499	58,634
Less: Net income attributable to noncontrolling interest	3,100	—
Net income attributable to common shareholders	$88,399	$58,634

Net income attributable to common shareholders per share:
Basic	$1.53	$0.91
Diluted	$1.48	$0.89

Weighted average shares used in computing per share amounts:
Basic	57,727	64,399
Diluted	59,867	66,233

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 31, 2022	January 1, 2022
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$91,499	$58,634
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	6,183	(2,047)
Derivative financial instruments:
Change in net unrealized amount	4,469	1,964
Amount reclassified into net income before noncontrollling interest	(3,296)	2,063
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(751)	478
Amortization of actuarial losses and transition costs	345	238
Total other comprehensive income	6,950	2,696
Comprehensive income before noncontrolling interest	$98,449	$61,330
Less: Net income attributable to noncontrolling interest	3,100	—
Comprehensive income attributable to common shareholders	$95,349	$61,330

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	December 31, 2022	January 1, 2022
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,381,348	$6,339,506
Issuances under stock plans	173	1,050
Stock-based compensation expense	11,609	9,032
Sale of noncontrolling interest	78,169	—
Balance, end of period	6,471,299	6,349,588
Treasury Stock
Balance, beginning of period	(1,378,159)	(1,047,202)
Repurchases of treasury stock	(8,009)	(68,823)
Balance, end of period	(1,386,168)	(1,116,025)
Accumulated Other Comprehensive Income
Balance, beginning of period	56,325	40,690
Other comprehensive income	6,950	2,696
Balance, end of period	63,275	43,386
Accumulated Deficit
Balance, beginning of period	(3,198,245)	(3,454,366)
Net income attributable to common shareholders	88,399	58,634
Balance, end of period	(3,109,846)	(3,395,732)
Noncontrolling Interest
Balance, beginning of period	—	—
Sale of noncontrolling interest	132,132	—
Net income attributable to noncontrolling interest	3,100	—
Balance, end of period	135,232	—
Total stockholders’ equity	$2,173,792	$1,881,217

Common Stock Shares Outstanding
Number of shares, beginning of period	110,160	108,734
Issuances under stock plans	342	784
Number of shares, end of period	110,502	109,518
Treasury Shares
Number of shares, beginning of period	(52,766)	(44,427)
Repurchases of treasury stock	(136)	(1,771)
Number of shares, end of period	(52,902)	(46,198)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31, 2022	January 1, 2022
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$91,499	$58,634
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	28,536	27,465
Stock-based compensation expense	11,609	9,032
Deferred income taxes	8,445	6,707
Other, net	(311)	(3,638)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(166,333)	(106,972)
Contract assets	1,781	(15,666)
Inventories	(32,595)	(207,300)
Prepaid expenses and other assets	(27,657)	(2,939)
Accounts payable	101,265	234,525
Accrued liabilities	20,985	68,452
Cash provided by operating activities	37,224	68,300

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,060)	(25,376)
Proceeds from sales of property, plant and equipment	530	8,014
Purchases of investments	(800)	—
Cash used in investing activities	(37,330)	(17,362)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(4,375)	(4,688)
Proceeds from revolving credit facility borrowings	737,200	16,000
Repayments of revolving credit facility borrowings	(737,200)	(16,000)
Net proceeds from stock issuances	173	1,050
Repurchases of common stock	(8,009)	(68,823)
Proceeds from sale of noncontrolling interest	215,799	—
Cash provided by (used in) financing activities	203,588	(72,461)

Effect of exchange rate changes	1,975	(786)
Increase (decrease) in cash and cash equivalents	205,457	(22,309)
Cash and cash equivalents at beginning of period	529,857	650,026
Cash and cash equivalents at end of period	$735,314	$627,717

Cash paid during the period for:
Interest, net of capitalized interest	$6,772	$2,479
Income taxes, net of refunds	$9,507	$5,569
Unpaid purchases of property, plant and equipment at the end of period	$43,648	$17,431

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 1, 2022, included in the Company’s 2022 Annual Report on Form 10-K.

The unaudited condensed consolidated financial statements include all accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which it has control. All intra-company accounts and transactions have been eliminated. Noncontrolling interest represents a noncontrolling investor’s interest in the results of operations of subsidiaries that the Company controls and consolidates.

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

Results of operations for the first quarter of 2023 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2023 and 2022 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. This division is an operating segment whose results are combined with eleven other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes. During the three months ended December 31, 2022, CPS revenue and gross profit were $434 million and $62 million, respectively.

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

Contract Assets

A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice to its customer for payment. Contract assets are classified separately on the unaudited condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. Because of the Company’s short manufacturing cycle times, the transfer from contract assets to accounts receivable generally occurs within the next fiscal quarter.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Segments:
IMS	$1,927,112	$1,416,911
CPS	434,249	340,414
Total	$2,361,361	$1,757,325

End Markets:
Industrial, Defense, Medical and Automotive	$1,345,581	$1,054,971
Communications Networks and Cloud Infrastructure	1,015,780	702,354
Total	$2,361,361	$1,757,325

Geography:
Americas (1)	$1,141,304	$797,020
APAC	914,341	691,071
EMEA	305,716	269,234
Total	$2,361,361	$1,757,325
(1) Mexico represents approximately 70% and 60% of the Americas revenue and the U.S. represents approximately 30% and 40% of the Americas revenue for the first quarter of 2023 and 2022, respectively.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 22% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $39 million and $37 million as of December 31, 2022 and October 1, 2022, respectively. Defined benefit plan assets were $17 million as of October 1, 2022 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of December 31, 2022 or October 1, 2022. Interest rate swaps had positive values of $7 million and $6 million as of December 31, 2022 and October 1, 2022, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of December 31, 2022 or October 1, 2022.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 31, 2022	October 1, 2022
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$139,297	$123,172
Number of contracts	50	50
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$512,843	$531,558
Number of contracts	42	43

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate (“SOFR”), which is the benchmark interest rate associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of December 31, 2022 and October 1, 2022. The aggregate effective interest rate of these swaps as of December 31, 2022 was approximately 4.1%. These interest rate swaps had a positive value of $7 million and $6 million as of December 31, 2022 and October 1, 2022, respectively, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other assets on the unaudited condensed consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	December 31, 2022	October 1, 2022
	(In thousands)
Term loan due 2027, net of issuance costs	$342,507	$346,737
Less: Current portion of Term Loan due 2027	17,500	17,500
Long-term debt	$325,007	$329,237

Term Loan maturities as of December 31, 2022 by fiscal year are as follows:

(In Thousands)
Remainder of 2023	$13,125
2024	$13,125
2025	$17,500
2026	$21,875
2027	$280,000
$345,625

Revolving Credit Facility

During the fourth quarter of 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), that provides for an $800 million revolving credit facility and a $350 million secured term loan (“Term Loan Due 2027”). Subject to the satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, the Company may increase the revolving commitment up to an additional $200 million. The Term Loan Due 2027 was fully drawn upon on the closing date.

Loans under the Credit Agreement bear interest, at the Company's option, at either the SOFR or a base rate, in each case plus a spread determined based on the Company's credit rating. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (or at three-month intervals if the interest period exceeds three months) in the case of SOFR loans. The outstanding principal amount of all loans under the Credit Agreement, including, the Term Loan Due 2027, together with accrued and unpaid interest, is due on September 27, 2027. The Company is required to repay a portion of the principal amount of the Term Loan Due 2027 equal to 1.25% of the principal in quarterly installments.

Certain of the Company’s domestic subsidiaries are guarantors under the Credit Agreement. The Company and the subsidiary guarantors’ obligations under the Credit Agreement are secured by a lien on substantially all of their respective assets (excluding real property), including cash, accounts receivable and the shares of certain Company subsidiaries, subject to certain exceptions.

As of December 31, 2022, there were no borrowings and $9 million of letters of credit outstanding under the Credit Agreement.

Foreign Short-term Borrowing Facilities

As of December 31, 2022, certain foreign subsidiaries of the Company had a total of $67 million of short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Company's Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of December 31, 2022.

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

ROU assets and lease liabilities recorded in the unaudited condensed consolidated balance sheet are as follows:

	As of
	December 31, 2022	October 1, 2022
	(In thousands)
Other assets	$88,924	$79,495

Accrued liabilities	$19,112	$16,695
Other long-term liabilities	57,307	48,566
Total lease liabilities	$76,419	$65,261

Weighted average remaining lease term (in years)	11.86	15.74
Weighted average discount rate	3.02%	2.40%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Operating lease expense (1)	$9,367	$5,910

	Three Months Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Cash paid for operating lease liabilities	$5,549	$4,809
(1)    Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of December 31, 2022, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2023	$16,307
2024	19,081
2025	16,160
2026	12,103
2027	8,864
2028	2,355
Thereafter	8,930
Total lease payments	83,800
Less: imputed interest	7,381
Total	$76,419

Note 6. Accounts Receivable Sale Program

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended December 31, 2022 and January 1, 2022, the Company sold approximately $796 million and $93 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the unaudited condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of December 31, 2022 and October 1, 2022, $149 million and $194 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of December 31, 2022 and October 1, 2022, $65 million and $49 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the unaudited condensed consolidated balance sheets.

Note 7. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 31, 2022 and October 1, 2022, the Company had reserves of $37 million and $38 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of December 31, 2022, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of December 31, 2022. However, there can be no assurance that the Company's reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The first phase of a multi-phase trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On June 28, 2022, the Court issued a tentative ruling finding the Company and the other defendants liable for certain past investigation costs incurred by the plaintiff. A final statement of decision in this phase of the trial is expected in the third quarter of fiscal 2023. Based upon the Court’s tentative ruling, the Company believes a loss in this matter is probable and has recorded an estimated loss. Subsequent trial phases to assess the Company’s and certain other defendants’ liability for the plaintiff’s future remediation and other costs, and the allocation of damages among the liable defendants, are anticipated to occur in calendar year 2024 and beyond. It is probable that the Company will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, at the current time, the Company is unable to estimate the amount of such additional losses or a range of losses. The Company intends to continue defending the case vigorously and to seek appellate review of any adverse liability rulings or judgment at the appropriate time.

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

The Company’s provision for (benefit from) income taxes for the three months ended December 31, 2022 and January 1, 2022 was $20 million (18% of income before taxes) and $20 million (26% of income before taxes), respectively. The tax rate was lower for the three months ended December 31, 2022 due to the recognition of an $8 million tax benefit that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

Note 9. Stockholders’ Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 31, 2022	October 1, 2022
	(In thousands)
Foreign currency translation adjustments	$70,112	$63,929
Unrealized holding gains (losses) on derivative financial instruments	5,285	4,112
Unrecognized net actuarial losses and transition costs for benefit plans	(12,122)	(11,716)
Total	$63,275	$56,325

Stock Repurchase Program

During the three months ended December 31, 2022 and January 1, 2022, the Company repurchased 4 thousand and 1.5 million shares of its common stock for $0.2 million and $60 million, respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of December 31, 2022, an aggregate of $164 million remains available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.1 million and 0.2 million shares of its common stock during the three months ended December 31, 2022 and January 1, 2022, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $8 million and $9 million for the three months ended December 31, 2022 and January 1, 2022, respectively, to applicable tax authorities in connection with these repurchases.

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

The Company’s operations are managed as two businesses: Integrated Manufacturing Solutions (“IMS”) and CPS. The Company’s CPS business consists of multiple operating segments which do not meet the quantitative threshold for being presented individually as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “CPS” and the Company has only one reportable segment - IMS.

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Gross sales:
IMS	$1,937,668	$1,425,010
CPS	463,646	367,277
Intersegment revenue	(39,953)	(34,962)
Net sales	$2,361,361	$1,757,325

Gross profit:
IMS	$133,337	$106,629
CPS	61,845	42,738
Total	195,182	149,367
Unallocated items (1)	(4,475)	(4,878)
Total	$190,707	$144,489

(1)    For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets and litigation settlements.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Net sales:
Americas (1)	$1,141,304	$797,020
APAC	914,341	691,071
EMEA	305,716	269,234
Total	$2,361,361	$1,757,325

(1)    Mexico represents approximately 70% and 60% of the Americas revenue and the U.S. represents approximately 30% and 40% of the Americas revenue for the first quarter of 2023 and 2022, respectively.

Percentage of net sales represented by ten largest customers	51%	48%
Number of customers representing 10% or more of net sales	1	1

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$88,399	$58,634

Denominator:
Weighted average common shares outstanding	57,727	64,399
Effect of dilutive stock options and restricted stock units	2,140	1,834
Denominator for diluted earnings per share	59,867	66,233

Net income attributable to common shareholders per share:
Basic	$1.53	$0.91
Diluted	$1.48	$0.89

Note 12. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Cost of sales	$4,242	$3,783
Selling, general and administrative	7,142	5,135
Research and development	225	114
Total	$11,609	$9,032

As of December 31, 2022, an aggregate of 6 million shares of common stock were authorized for future issuance under the Company’s stock plans, of which 4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 2 million shares of common stock were available for future grant.

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

The Company also grants shares for which vesting is contingent on cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved during the measurement period, the shares will be cancelled. If a minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 70% to 130% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company’s total shareholder return relative to that of its peer group over this same period.

Activity with respect to the Company’s restricted stock units and PSUs was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2022	3,280	37.11	1.35	155,049
Granted	510	60.21
Vested/Forfeited/Cancelled	(367)	34.53
Outstanding as of December 31, 2022	3,423	40.83	1.42	200,548
Expected to vest as of December 31, 2022	2,998	40.28	1.34	175,594

As of December 31, 2022, unrecognized compensation expense of $86 million is expected to be recognized over a weighted average period of 1.4 years.

Note 13. Strategic Transaction

India Joint Venture

On October 3, 2022, the Company completed a joint venture transaction pursuant to a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) previously entered into with Reliance Strategic Business Ventures Limited (“RSBVL”), a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders’ Agreement, the parties established Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment. This partnership leverages the Company’s advanced manufacturing experience and RSBVL’s expertise and leadership in the Indian business ecosystem. In addition to supporting the Company’s current customer base, the joint venture will create a state-of-the-art ‘Manufacturing Technology Center of Excellence’ that will serve as an incubation center to support the product development and hardware start-up ecosystem in India, as well as promote research and innovation of leading-edge technologies.

As a result of the transaction, RSBVL acquired shares of SIPL for approximately $216 million of cash such that RSBVL holds 50.1% of the outstanding shares of SIPL and the Company holds the remaining 49.9% of the outstanding shares of SIPL. In connection with RSBVL’s investment, Sanmina and RSBVL entered into a management services contract pursuant to which Sanmina has the unilateral ability to make the significant financial and operating decisions made in the ordinary course of SIPL’s business.

In accordance with ASC 810, Consolidation, the Company is required to consolidate entities in which it has a controlling financial interest. The Company determined the voting interest model was applicable under ASC 810 and concluded that, despite not having a majority ownership interest, the Company has a controlling financial interest in SIPL through the management services contract. Therefore, the Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. Because the Company has a controlling financial interest in SIPL, the Company continues to consolidate SIPL. However, the Company periodically assesses whether any changes in facts and circumstances have occurred that could require the Company to deconsolidate SIPL.

The Company recognized a noncontrolling interest of $132 million and an increase in additional paid-in-capital of $84 million in the unaudited condensed consolidated financial statements in connection with the sale of shares of SIPL to RSBVL. SIPL’s cash and cash equivalents balance of $186 million as of December 31, 2022, is not available for general corporate purposes and must be retained in SIPL to fund SIPL’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs and export controls on our business; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission. Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

Sanmina Corporation and its subsidiaries (“Sanmina”, the “Company”, “we” or “us”) operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2023 and 2022 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in the first quarter of 2023. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets, including companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, the COVID-19 pandemic created a unique and challenging environment in which our revenue and profitability in 2021 and 2020 were significantly and negatively impacted. These impacts arose from rapidly changing market and economic conditions caused by the pandemic, as well as by numerous measures imposed by government authorities to try to limit the spread of the virus. These conditions and measures disrupted our operations and those of our customers, interrupted the supply of components, reduced the capacity of our logistics providers to deliver the components we use and ship the products we manufacture and resulted in temporary closures of manufacturing sites and reduced staffing of our plants. Although conditions have generally improved, we cannot predict when the COVID-19 pandemic will cease to present risks to our business due to a large number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the long-term impact of the pandemic on our customers’ businesses, the number of employees who may become infected, the continued efficacy and availability of COVID-19 vaccines, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant and its subvariants, and actions that government authorities may take in response. For example, China previously maintained a “zero tolerance” policy towards COVID-19 infections, which disrupted our operations and our suppliers’ operations there. Thus, we believe the pandemic and related supply chain disruptions could continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three months ended December 31, 2022 and January 1, 2022.

We typically generate about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to manufacture in lower cost locations in Asia, Latin America and Eastern Europe.

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

The U.S., China, the E.U. and several other countries have imposed tariffs impacting certain imported products. Although our customers are generally liable to us for reimbursement of tariffs we pay on components imported for the manufacture of their products, there can be no assurance that we will be successful in recovering all of the tariffs that are owed to us. Unrecovered tariffs paid on behalf of our customers reduce our gross margins. Also, although we are required to pay tariffs upon importation of components, we may not recover these amounts from customers until sometime later, which adversely impacts our operating cash flow in a given period. However, the net impact of tariffs, after recovery from customers, has not been, and is not expected to be, material to us.

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

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 filed with the Securities and Exchange Commission.

Results of Operations

Key Operating Results

	Three Months Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Net sales	$2,361,361	$1,757,325
Gross profit	$190,707	$144,489
Operating income	$123,747	$81,433
Net income attributable to common shareholders	$88,399	$58,634

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 31, 2022	January 1, 2022	Increase/(Decrease)
Industrial, Medical, Defense and Automotive	$1,345,581	$1,054,971	$290,610	27.5%
Communications Networks and Cloud Infrastructure	1,015,780	702,354	313,426	44.6%
Total	$2,361,361	$1,757,325	$604,036	34.4%

Net sales increased 34.4% in the three months ended December 31, 2022 compared to the three months ended January 1, 2022. Sales in our communications networks and cloud infrastructure end market increased 44.6%, primarily driven by strong demand and improvement in material availability in our telecommunications end market. Sales to customers in our industrial, medical, defense and automotive end market increased 27.5% primarily due to new program wins and new program ramps in our industrial instrument and automotive end markets, as well as strong demand in our medical end market.

Gross Margin

Gross margin decreased to 8.1% for the three months ended December 31, 2022 from 8.2% for the three months ended January 1, 2022. IMS gross margin decreased to 6.9% for the first quarter of 2023, from 7.5% for the first quarter of 2022. Despite an increase in revenue, IMS gross margin decreased primarily because there was little to no markup on the increased cost of components that we were able to pass on to our customers in the first quarter of 2023 relative to the first quarter of 2022. CPS gross margin increased to 13.3% for the first quarter of 2023 from 11.6% for the first quarter of 2022, primarily due to increased volume, operational efficiencies and favorable product mix.

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

Selling, General and Administrative

Selling, General and Administrative expenses decreased $0.7 million, from $61.5 million, or 3.5% of net sales, in the three months ended January 1, 2022 to $60.7 million, or 2.6% of net sales, in the three months ended December 31, 2022.

Gain on Sale of Long-lived Assets

During the three months ended January 1, 2022, we recognized a $5 million gain primarily from the sale of a certain real property.

Interest Income

Interest income for the three months ended December 31, 2022 and January 1, 2022 was $3 million and $0.3 million, respectively. The increase in the three months ended December 31, 2022 was primarily due to interest earned from investments purchased with a portion of the cash proceeds received from the sale of an equity interest related to a joint venture transaction that closed on October 3, 2022.

Interest Expense

Interest expense for the three months ended December 31, 2022 and January 1, 2022 was $9 million and $5 million, respectively. The increase in the three months ended December 31, 2022 was primarily due to higher utilization of our revolving credit facility and higher interest rates during the three months ended December 31, 2022.

Other Income (Expense), Net

Other income (expense), net for the three months ended December 31, 2022 and January 1, 2022, was $(7) million and $2 million, respectively. The change is primarily due to a $6 million increase in accounts receivable factoring during the first quarter of 2023 compared to the same period in 2022, weakening of the US dollar against other key currencies compared to the same period in 2022, and an increase in exposure to the Indian Rupee related to a cash infusion from a joint venture transaction that closed in the first quarter of 2023.

Provision for Income Taxes

Our provision for (benefit from) income taxes for the three months ended December 31, 2022 and January 1, 2022 was $20 million (18% of income before taxes) and $20 million (26% of income before taxes), respectively. The tax rate was lower for the three months ended December 31, 2022 due to the recognition of an $8 million tax benefit that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

Net Income Attributable to Noncontrolling Interest

On October 3, 2022, we completed a joint venture transaction pursuant to a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) previously entered into with Reliance Strategic Business Ventures Limited (“RSBVL”), a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders’ Agreement, the parties established Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment. This partnership leverages our advanced manufacturing experience and RSBVL’s expertise and leadership in the Indian business ecosystem. In addition to supporting our current customer base, the joint venture will create a state-of-the-art ‘Manufacturing Technology Center of Excellence’ that will serve as an incubation center to support the product development and hardware start-up ecosystem in India, as well as promote research and innovation of leading-edge technologies.

As a result of the transaction, RSBVL acquired shares of SIPL for approximately $216 million of cash such that RSBVL holds 50.1% of the outstanding shares of SIPL and we hold the remaining 49.9% of the outstanding shares of SIPL. In connection with RSBVL’s investment, Sanmina and RSBVL entered into a management services contract pursuant to which Sanmina has the unilateral ability to make the significant financial and operating decisions made in the ordinary course of SIPL’s business.

In accordance with ASC 810, Consolidation, we are required to consolidate entities in which we have a controlling financial interest. We determined the voting interest model was applicable under ASC 810 and concluded that, despite not having a majority ownership interest, we have a controlling financial interest in SIPL through the management services contract. Therefore, we have, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. Because we have a controlling financial interest in SIPL, we continue to consolidate SIPL. However, we periodically assess whether any changes in facts and circumstances have occurred that could require us to deconsolidate SIPL.

Net income attributable to noncontrolling interest for the three months ended December 31, 2022 was $3 million.

Liquidity and Capital Resources

	Three Months Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$37,224	$68,300
Investing activities	(37,330)	(17,362)
Financing activities	203,588	(72,461)
Effect of exchange rate changes on cash and cash equivalents	1,975	(786)
Increase (Decrease) in cash and cash equivalents	$205,457	$(22,309)

Key Working Capital Management Measures

	As of
	December 31, 2022	October 1, 2022
Days sales outstanding (1)	47	48
Contract asset days (2)	19	20
Inventory turns (3)	5.1	4.9
Days inventory on hand (4)	72	74
Accounts payable days (5)	88	90
Cash cycle days (6)	50	52

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

Cash and cash equivalents were $735 million at December 31, 2022 and $530 million at October 1, 2022. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.8 billion and $1.5 billion as of December 31, 2022 and October 1, 2022, respectively.

Net cash provided by operating activities was $37 million and $68 million for the three months ended December 31, 2022 and January 1, 2022, respectively. Cash flows from operating activities consist of: (1) net income before noncontrolling interest adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense, and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the three months ended December 31, 2022, we generated $140 million of cash primarily from earnings, excluding non-cash items, and used $103 million of cash due primarily to increases in accounts receivable and inventory, partially offset by an increase in accounts payable and factoring. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The increase in accounts receivable is primarily attributable to an increase in sales and billings to customers for their inventory obligations. The increase in inventory is primarily due to shortages of certain components that prevented us from shipping all products for which we had both demand and the other components necessary to build such products, as well as demand from new programs and increased demand overall. The increase in accounts payable was primarily attributable to an increase in sales and in material receipts, consistent with the increase in inventory.

Net cash used in investing activities was $37 million and $17 million for the three months ended December 31, 2022 and January 1, 2022, respectively. During the three months ended December 31, 2022, we used $37 million of cash for capital expenditures. During the three months ended January 1, 2022, we used $25 million of cash for capital expenditures and received proceeds of $8 million primarily from the sale of a certain property.

Net cash used in financing activities was $204 million and $72 million for the three months ended December 31, 2022 and January 1, 2022, respectively. During the three months ended December 31, 2022, we received $216 million from sale of shares to RSVBL and used $8 million of cash to repurchase common stock primarily related to employee tax withholding on vested restricted stock units and repaid $4 million of long-term debt. During the three months ended January 1, 2022, we used $69 million of cash to repurchase common stock (including $9 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $5 million of long-term debt and received $1 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

During the three months ended December 31, 2022 and January 1, 2022, we repurchased 4 thousand and 1.5 million shares of our common stock for $0.2 million and $60 million, respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors. As of December 31, 2022, an aggregate of $164 million remains available under these programs.

We are a party to a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of December 31, 2022, a maximum of $542 million of sold receivables can be outstanding at any point in time under this program, as amended, subject to limitations under our Credit Agreement. Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Credit Agreement, the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Trade receivables sold pursuant to the RPA are serviced by us.

In addition to the RPA, we participate in trade receivables sales programs that have been implemented by certain of our customers, as in effect from time to time. We do not service trade receivables sold under these other programs.

The sale of receivables under all of these programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired.

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended December 31, 2022 and January 1, 2022, we sold approximately $796 million and $93 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the unaudited condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of December 31, 2022 and October 1, 2022, $149 million and $194 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of December 31, 2022 and October 1, 2022, $65 million and $49 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the unaudited condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the SOFR, which is the benchmark interest rate associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023 and effectively convert a portion of our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of December 31, 2022 and October 1, 2022. The aggregate effective interest rate under these swaps as of December 31, 2022 was approximately 4.1%. These interest rate swaps had positive values of $7 million as of December 31, 2022, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other assets on the unaudited condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of December 31, 2022, we had accrued liabilities of $37 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of December 31, 2022, we had a liability of $52 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $37 million of cash from operations in the first quarter of 2023. Our primary sources of liquidity as of December 31, 2022 consisted of (1) cash and cash equivalents of $735 million (an aggregate of $186 million of our cash is held by our Indian joint venture and may not be used for general corporate purposes); (2) our Credit Agreement, under which $791 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $67 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Credit Agreement up to an additional $200 million.

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

As of December 31, 2022, 46% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan Due 2027 of $346 million under our Credit Agreement for which the interest rate we pay is based on a floating index. As of December 31, 2022, we had interest rate swaps with an aggregate notional amount of $350 million that effectively convert $350 million of our outstanding floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months and these forward contracts are not designated as part of a hedging relationship for accounting purposes. Accordingly, all outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the unaudited condensed consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of December 31, 2022, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $513 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $139 million as of December 31, 2022.

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

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2008, we were named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant we sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against us were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The first phase of a multi-phase trial commenced in April 2021 and the submission of evidence concluded in May 2022. On June 28, 2022, the Court issued a tentative ruling finding us and the other defendants liable for certain past investigation costs incurred by the plaintiff. A final statement of decision in this phase of the trial is expected in the third quarter of fiscal 2023. Based upon the Court’s tentative ruling, we believe a loss in this matter is probable and have recorded an estimated loss. Subsequent trial phases to assess Sanmina’s and certain other defendants’ liability for the plaintiff’s future remediation and other costs, and the allocation of damages among the liable defendants, are anticipated to occur in calendar year 2024 and beyond. It is probable that we will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, at the current time, we are unable to estimate the amount of such additional losses or a range of losses. We intend to continue defending the case vigorously and to seek appellate review of any adverse liability rulings or judgment at the appropriate time.

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

Refer also to Note 7 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

End Market and Operational Risks

Worldwide supply chain shortages caused by supply/demand imbalances, most notably in the semiconductor industry, the COVID-19 pandemic and geopolitical events are collectively limiting our ability to manufacture and ship all of the products for which we have demand; our profitability will be reduced if we are unable to pass on increasing component costs.

Our supply chain is being significantly impacted by a number of factors, including supply/demand imbalances, most notably in the semiconductor industry, interruptions in supplier and port operations due to the COVID-19 pandemic during a time when strong worldwide demand for electronic products and components has resumed and geopolitical events, such as the war in Ukraine. As a result, we are experiencing delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions have limited our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components, which we incorporate into our products. We expect these delays and shortages to persist through at least the first half of calendar year 2023 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue, margins and operating cash flow for the periods affected.

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

Our business, operations and results of operations were significantly and negatively impacted by the COVID-19 pandemic over the past three years. Among other impacts, the pandemic:

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
•Resulted in interruptions in supply of components, either because our suppliers have themselves been prevented from operating or because major distribution channels (e.g., sea transport) were disrupted by the pandemic; and
•Resulted in certain of our customers and suppliers experiencing financial difficulties, which could impact their ability or willingness to satisfy their payment or delivery obligations, respectively, to us in the future.

Although conditions have generally improved, we cannot predict when the COVID-19 pandemic will cease to present risks to our business due to a large number of uncertainties, including the duration of ongoing supply chain constraints directly and indirectly caused by the pandemic, the extent of the impact of the pandemic on our customers’ businesses, the number of our employees who may become infected, the continued efficacy and availability of COVID-19 vaccines and treatments, the geographic locations of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant of COVID-19 and its subvariants, and actions that government authorities may take in response. For example, China previously maintained a “zero tolerance” policy towards COVID-19 infections, which disrupted our operations and our suppliers’ operations there. Thus, we believe that the pandemic could continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

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
•changes in regulatory requirements affecting the products we build for our customers, leading to product redesigns or obsolescence and potentially causing us to lose business; and
•the negative effects of inflation, rising interest rates and any potential resultant recession on customers’ end markets and their demand for our products and services.

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
•conditions in the global economy as a whole and in the industries we serve, which have been significantly impacted by the COVID-19 pandemic, inflationary pressures and rising interest rates;
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

Sales to our ten largest customers have historically represented approximately half of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our sales for the foreseeable future. The loss of a significant reduction in sales or pricing to, or an inability to recover components liabilities from our largest customers could therefore substantially reduce our revenue and margins.

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

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although customers are generally liable for components we procure on their behalf, finished goods and work-in-process at the time of cancellation, customers may fail to honor this commitment or we may be unable to, or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or push-outs of orders by customers and reduced customer forecasts customers could cause our inventory levels to increase, consume working capital, lead to write-offs of inventory that customers fail to purchase for any reason and/or reduce our sales, net income and liquidity.

Our strategy to pursue higher margin business depends in part on the success of our CPS businesses, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy to capitalize on our ability to provide end-to-end manufacturing solutions is to grow our CPS businesses, which supplies printed circuit boards, backplane and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally carry higher than average contribution margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continually make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS businesses also depends on our ability to increase sales of our proprietary products, convince our customers to purchase our components rather than those of third parties for use in the manufacture of their products, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers’ designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce the revenue and margins of our CPS businesses, which in turn would have an adverse and potentially disproportionate effect on our overall revenues and profitability.

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

Regulatory, Compliance and Litigation Risks

We are subject to a number of U.S. export control and regulatory requirements relating to our defense business, with which the failure to comply could result in fines and reduction of future revenue.

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

We manufacture products to our customers’ specifications, and in some cases our manufacturing processes and facilities need to comply with various statutory and regulatory requirements and standards. For example, many of the medical products that we manufacture, as well as the facilities and manufacturing processes that we use to produce them, must comply with standards established by the U.S. Food and Drug Administration and products we manufacture for the automotive end market are generally subject to the IATF 16949:2016 standard. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we design or manufacture may at times contain design or manufacturing defects, and our manufacturing processes may be subject to errors or may not be in compliance with applicable statutory and regulatory requirements and standards. Finally, customer products can experience quality problems or failures as a result of defects in the components customers specify to be included in the products we manufacture for them. Defects in the products we design or manufacture, even if caused by components specified by the customer, may result in product recalls, warranty claims by customers, including liability for repair costs, delayed shipments to customers or reduced or canceled customer orders. The failure of the products that we design or manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements and standards may subject us to legal fines or penalties, cause us to lose business and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing program or facility. In addition, these defects may result in product liability claims against us by third parties. The risk and magnitude of such claims may increase as we continue to expand our presence in the medical and automotive end markets since defects in these types of products can result in death or significant injury to end users of these products. Even when our customers or suppliers are contractually responsible for defects in the design of a product and defects in components used in the manufacture of such products, there is no guarantee that any indemnities provided by such parties will be adequate to cover all damages to which we may become subject or that these parties will have the financial resources to indemnify us for such liabilities, in which case we could be required to expend significant resources to defend ourselves if named in a product liability suit over such defects.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past, a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. For example, in June 2022, a court issued a tentative ruling finding us and other defendants liable for certain investigation costs relating to a site owned by a predecessor company in Southern California at which a disposal was alleged to have occurred. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has recently proposed rules requiring that issuers provide significantly increased disclosures concerning cybersecurity matters and the impact of climate changes on their business and has finalized rules requiring public companies to adopt more stringent executive compensation clawback policies. Increasing regulatory burdens and corporate governance requirements could also make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory levels, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, the amount available to borrow under the Credit Agreement and the amount of accounts receivable eligible for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. Any failure to maintain adequate liquidity would prevent us from maintaining operations at current or desired levels, which in turn would reduce both our revenue and profitability.

Although we believe our existing cash resources and sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months, should demand for our services increase significantly over the next 12 months or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, including recessionary economic conditions, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level. In such a case, there can be no assurance that such additional sources of financing would be available.

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

Our Credit Agreement contains covenants that may adversely impact our business; the failure to comply with such covenants or the occurrence of an event of default could cause us to be unable to borrow additional funds and cause our outstanding debt to become immediately payable.

Our Credit Agreement contains a maximum leverage and minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period, and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other strategic transactions. Such facility also contains customary events of default, including that a material business interruption or cessation has not occurred. Finally, such facility includes covenants requiring, among other things, that we file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured, all of our outstanding debt would become immediately due and payable and the incurrence of additional debt under our Credit Agreement would not be allowed, either of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

Unanticipated changes in our income tax rates or exposure to additional tax liabilities could increase our taxes and decrease our net income; developments in pending audits could result in an increase in our tax expenses which would decrease our net income.

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

Our success depends upon the continued service of our key personnel, particularly our highly skilled sales and operations executives, managers and engineers with many years of experience in the EMS industry. Such individuals can be difficult to identify, recruit and retain and are heavily recruited by our competitors. As our key employees choose to retire or terminate their employment with us, we will be required to replace them with new employees with the required experience, which has become challenging in the U.S. recently due to the strong employment market. Should we be unable to recruit new employees to fill key positions with us, our operations and growth prospects could be negatively impacted.

We may not be successful in implementing and integrating strategic transactions or in divesting assets or businesses, which could harm our operating results; we could become required to book a charge to earnings should we determine that goodwill and other acquired assets are impaired.

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. For example, in the first quarter of fiscal 2023, we entered into a joint venture with a wholly-owned subsidiary of Reliance Industries Limited intended to create a world-class electronic manufacturing hub in India. The success of this joint venture is subject to a number of risks and uncertainties including the timing of the joint venture obtaining “Trusted Source” designation under the India government’s “Make in India” initiative, adverse changes in the key markets the joint venture will target and the risks described above under “We are subject to risks arising from our international operations”. Strategic transactions structured as acquisitions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention from their normal operational duties, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable. We may also choose to divest plants, businesses or products lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the first quarter of 2023:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
October 2, 2022 through October 29, 2022	3,837	$45.97	3,837	$163,533,784
Month #2
October 30, 2022 through November 26, 2022	—	$—	—	$163,533,784
Month #3
November 27, 2022 through December 31, 2022	—	$—	—	$163,533,784
Total	3,837	$45.97	3,837

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	February 1, 2023

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	February 1, 2023