Form 10-K/A
period 2022-10-01
SANMINA CORP
filed 2023-05-22
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark one)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1,453,429,173 as of April 2, 2022 based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on April 1, 2022.

As of May 3, 2023, the number of shares outstanding of the registrant’s common stock was 58,168,859.

EXPLANATORY NOTE

Sanmina Corporation (“we” or “Sanmina” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment” or “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended October 1, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2022 (the “Original Form 10-K”). Except as described below, no other information included in the Original Form 10-K is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Form 10-K.

Restatement Background

One of the Company’s divisions, which accounts for approximately 3% of the Company’s total revenue on an annual basis and is part of its Components, Products and Services business (the “division”), primarily enters into long-term fixed price customer contracts on a project basis. The rules under U.S. generally accepted accounting principles require that the estimated amount of revenue and profit expected to be realized upon completion of a profitable contract is recognized over the life of the contract. However, if a contract is expected to be unprofitable upon completion, 100% of the expected loss must be recognized in the period in which it is initially estimated that a contract will result in a loss upon completion. To the extent a contract has any actual or anticipated cost overruns, the Company may have the ability to seek recovery from its customers.

During the preparation of its unaudited consolidated financial statements for the fiscal quarter ended April 1, 2023, the Company determined that certain personnel in the division had failed to properly substantiate and update cost estimates for materials and other costs over the life of certain contracts. As a result, the Company conducted an independent investigation (the “Investigation”) under the direction of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). The division, like other Company divisions, has a stand-alone finance organization, which reports directly to the Company’s finance organization and indirectly to the management of the division. References in the findings below refer solely to this division unless otherwise noted. The Investigation found that:

●	In connection with the preparation and review of quarterly contract cost and other estimates, an internal control in the Company’s accounting process for the division’s contracts with customers, certain division personnel made inappropriate and unsupported adjustments to reduce certain cost estimates and failed to appropriately evaluate and increase other cost estimates to reflect cost overruns and other costs associated with delays in completing certain contracts.
●	The division had a culture that did not recognize or emphasize the importance of rigor in the division’s quarterly contract estimate review process or its significance to the Company’s internal control over financial reporting and accounting and financial reporting determinations with respect to the division’s contracts with customers. Instead, the division’s tone at the top and other control weaknesses enabled participants in the quarterly contract estimate review process to tolerate, place undue reliance on or otherwise fail to challenge unsupported adjustments and assumptions to contract cost estimates that had been made based on unsubstantiated optimism and/or a desire to avoid adverse outcomes.
●	The division had an ineffective finance function that did not provide sufficient oversight on financial accounting and reporting matters or effectively challenge adjustments or other improper practices in the quarterly contract estimate review process.
●	Certain division personnel lacked sufficient understanding of the division’s policies and procedures for the quarterly contract estimate review process as well as the relevant cost and contract accounting practices and requirements.
●	Certain division personnel provided materially inaccurate and incomplete information to, including in response to inquiries from, Company management and the Company’s internal and independent auditors concerning contract cost estimates and related items.

Primarily as a result of these findings, revenue was over/(understated) by approximately $10.2 million, $18.3 million, ($29.1 million), $5.6 million and $1.0 million, and earnings per share was over/(understated) by approximately $0.09, $0.29, $0.25, ($0.06) and $0.04 in the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022, and the fiscal quarters ended December 31, 2022 and January 1, 2022, respectively (collectively, the “Affected Periods”). The associated interim periods for the Affected Periods were also impacted. Because these misstatements are material to the Affected Periods compared to the previously reported results of operations for such periods, on May 10, 2023, the Audit Committee concluded that the consolidated financial statements for the Affected Periods included in the Company’s Annual Reports on Form 10-K for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and the unaudited condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly fiscal periods included in such fiscal years and for the first fiscal quarter ended December 31, 2022 should no longer be relied upon. Any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s consolidated financial statements and other related financial information covering the Affected Periods should also no longer be relied upon.

Additionally, the Audit Committee concluded that management’s report on internal control over financial reporting for the fiscal year ended October 1, 2022, the opinion of PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accounting firm, on the consolidated financial statements for fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022, as well as PwC’s opinion on the effectiveness of the Company’s internal control over financial reporting as of October 1, 2022, should also no longer be relied upon. The Company’s management has concluded that in light of the findings described above, the Company’s disclosure controls and procedures for the Affected Periods were not effective because of material weaknesses in its internal controls over financial reporting. Refer to Item 9A. Controls and Procedures for additional details.

Restatement of Consolidated Financial Statements

This Form 10-K/A includes audited restated consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022, as well as unaudited restated quarterly financial information for the quarterly periods in the fiscal years ended October 2, 2021 and October 1, 2022. In addition to correcting the misstatements identified by the Investigation as described above, the audited restated consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and the unaudited restated quarterly financial information for the quarterly periods in the fiscal years ended October 2, 2021 and October 1, 2022 included herein also correct previously identified misstatements that the Company determined to be immaterial, both individually and in the aggregate. The impact of these corrections is included in the amounts referenced above.

For additional information on the audited restated consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022, see Note 2 of “Notes to the Consolidated Financial Statements” in this Form 10-K/A. For additional information on the unaudited restated quarterly financial information for the quarterly periods in the fiscal years ended October 2, 2021 and October 1, 2022, see Note 20 of “Notes to the Consolidated Financial Statements” in this Form 10-K/A.

This Form 10-K/A also amends and restates the following items included in the Original Form 10-K as appropriate to reflect the restatement and revision of the relevant periods: “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Item 8-Financial Statements and Supplementary Data”; “Item 9A-Controls and Procedures”; and “Item 15-Exhibits and Financial Statement Schedules.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2). This Form 10-K/A also contains an updated consent of PwC attached as Exhibit 23.1.

Except as discussed above and as further described in Note 2 of “Notes to the Consolidated Financial Statements” in this Form 10-K/A, the Company has not modified or updated the disclosures presented in this 10-K/A. Accordingly, this 10-K/A does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.

SANMINA CORPORATION

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs and export controls on our business; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this annual report on Form 10-K or in any other report or document we file with the SEC.

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

Restatement

As described in the Explanatory Note above and in Note 2 of “Notes to the Consolidated Financial Statements,” we have restated our consolidated financial statements and Item 7. Management’s Discussion of Financial Condition and Results of Operations for the years ended October 1, 2022, October 2, 2021 and October 3, 2020.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the process used to develop estimates related to accounts receivable, inventories, income taxes, environmental matters, litigation and other contingencies, as well as estimates related to costs expected to be incurred to satisfy performance obligations under long-term contracts and variable consideration related to such contracts. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Due to the COVID-19 pandemic, the global economy and financial markets were disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. We have considered information available to us as of the date of issuance of these financial statements and, other than the impairments described in Note 5, are not aware of any specific events or circumstances that would require an update to our estimates or judgments, or a revision to the carrying value of our assets or liabilities. Our estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.

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

Application of the cost-to-cost method for government contracts in our Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, we evaluate whether contract modifications for claims have been approved and, if so, estimate the amount, if any, of variable consideration that can be included in the transaction price of the contract. This division is an operating segment whose results are combined with eleven other operating segments and reported under CPS. In 2022, CPS revenue and gross profit were $1.5 billion and $176 million, respectively.

Estimates of materials, labor and subcontractor costs expected to be incurred to satisfy a performance obligation are updated on a quarterly basis. These estimates consider costs incurred to date and estimated costs to be incurred over the remaining expected period of performance to satisfy a performance obligation. Such estimates are reviewed each quarter by a group of employees that includes representatives from numerous functions such as engineering, materials, contracts, manufacturing, program management, finance and senior management. If a change in estimate is deemed necessary, the impact of the change is recognized in the period of change. Additionally, contract modifications for claims are assessed each quarter to determine whether the claims have been approved. If it is determined that a claim has been approved, the amount of the claim, if any, that can be included in transaction price is estimated considering a number of factors such as the length of time expected to lapse until uncertainty about the claim has been resolved and the extent to which our experience with claims for similar contracts has predictive value.

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

We generally procure inventory based on specific customer orders and forecasts. Customers generally have limited rights of modification (for example, rescheduling or cancellations) with respect to specific orders. Customer modifications of orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory. Although we may be able to use some excess inventory for other products we manufacture, a portion of this excess inventory may not be returnable to vendors or recoverable from customers. Write-offs or write-downs of inventory could be caused by:

●	changes in customer demand for inventory, such as cancellation of orders, and our purchases of inventory beyond customer needs that result in excess quantities on hand that we are not able to return to the vendor, use to fulfill orders from other customers or charge back to the customer;
●	financial difficulties experienced by specific customers for whom we hold inventory; and
●	declines in the market value of inventory.

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

Results of Operations

Years Ended October 1, 2022, October 2, 2021 and October 3, 2020.

The following table presents our key operating results.

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
	(In thousands)
Net sales	$7,919,622	$6,738,356	$6,950,208
Gross profit	$622,206	$526,441	$517,164
Gross margin	7.9%	7.8%	7.4%
Operating expenses	$272,727	$270,505	$298,020
Operating income	$349,479	$255,936	$219,144
Operating margin	4.4%	3.8%	3.2%
Net income	$240,384	$249,546	$133,169

Net Sales (As Restated)

Net sales increased from $6.7 billion for 2021 to $7.9 billion for 2022, an increase of 17.5%. Net sales decreased from $7.0 billion for 2020 to $6.7 billion for 2021, a decrease of 3.0%. Sales by end market were as follows:

	Year Ended			2022 vs. 2021		2021 vs. 2020
	October 1,	October 2,	October 3,
	2022	2021	2020	Increase/(Decrease)		Increase/(Decrease)

	(Dollars in thousands)
Industrial, Defense, Medical and Automotive	$4,744,088	$3,871,754	$4,117,558	$872,334	22.5%	$(245,804)	(6.0)%
Communications Networks and Cloud Infrastructure	3,175,534	2,866,602	2,832,650	308,932	10.8%	33,952	1.2%
Total	$7,919,622	$6,738,356	$6,950,208	$1,181,266	17.5%	$(211,852)	(3.0)%

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

Gross Margin (As Restated)

Gross margin was 7.9%, 7.8% and 7.4% in 2022, 2021 and 2020, respectively. IMS gross margin increased to 7.2% in 2022 from 7.1% in 2021. Despite an increase in revenue, IMS gross margin increased only slightly because there was little to no markup on the increased cost of components that we were able to pass on to our customers. Despite higher revenues, CPS gross margin decreased to 10.6% in 2022 from 11% in 2021, primarily due to a less favorable mix of revenue between the individual businesses in CPS.

IMS gross margin increased to 7.1% in 2021 from 6.7% in 2020, primarily due to increased operational efficiencies and the benefit of cost reduction and containment efforts implemented in 2020, some of which were in response to the COVID-19 pandemic. CPS gross margin increased to 11% in 2021 from 10.8% in 2020, primarily due to increased volume, operational efficiencies, favorable product mix and the benefit of cost reduction and containment efforts described above.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margin may be caused by a number of factors, including:

●	the ongoing impacts of the COVID-19 pandemic and related supply chain constraints on our operations, the operations of our suppliers and on our customers’ businesses;
●	capacity utilization which, if lower, results in lower margins due to fixed costs being absorbed by lower volumes;
●	changes in the mix of high and low margin products demanded by our customers;
●	competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;
●	the amount of our provisions for excess and obsolete inventory, including those associated with distressed customers;
●	levels of operational efficiency and production yields; and
●	our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

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

Restructuring

Restructuring costs were $11 million, $15 million, and $27 million in 2022, 2021, and 2020, respectively.

The following table is a summary of restructuring costs:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(In thousands)
Severance costs	$319	$9,405	$17,919
Other exit costs (recognized as incurred)	1,500	1,834	71
Total - Q1 FY20 Plan	1,819	11,239	17,990
Costs incurred for other plans	9,606	3,818	8,793
Total - all plans	$11,425	$15,057	$26,783

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

Gain on Sale of Long-lived Assets

During the first quarter of 2022, we recognized a gain of $5 million primarily from the sale of a certain real property.

Interest Expense

Interest expense was $22 million, $20 million and $29 million in 2022, 2021 and 2020, respectively. Interest expense increased $3 million in 2022 primarily due to higher daily average borrowings under our revolving credit facility. Interest expense decreased $9 million in 2021 compared to 2020 due primarily to lower daily average borrowings under our revolving credit facility in 2021.

Other Income (Expense), net

Other income (expense), net was $(26) million in 2022, $44 million in 2021 and a $(0.3) million in 2020.

Other income (expense), net of $(26) million in 2022 consists primarily of a $7 million allowance that was provided for a note receivable from the 2021 sale of certain intellectual property assets based on our expectation that we will incur credit losses with the counterparty, a $6 million decline in the market value of participant investment accounts in our deferred compensation plan in 2022, $5 million in fees for sales of accounts receivable, a pension settlement charge of $2 million for the termination of our frozen U.S. defined benefit plan and a loss on extinguishment of debt of $1 million consisting of a write-off of unamortized debt issuance costs.

Other income (expense), net of $44 million in 2021 consists primarily of receipt of payments of $16 million in connection with settlements of certain anti-trust class action matters, a $15 million gain from the sale of certain intellectual property assets and an $8 million gain on liquidation of a foreign entity.

Provision for Income Taxes (As Restated)

We recorded income tax expense of $62 million, $32 million and $59 million in 2022, 2021 and 2020, respectively. Our effective tax rate was 20%, 11% and 31% for 2022, 2021 and 2020, respectively.

Our effective tax rates for 2022 and 2021 were lower than the expected U.S. statutory rate of 21% primarily due to a $16 million and $43 million tax benefit, respectively, resulting from the release of foreign tax reserves due to lapse of time and expiration of statutes of limitations.

Liquidity and Capital Resources

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(In thousands)
Net cash provided by (used in):
Operating activities	$330,854	$338,342	$300,555
Investing activities	(132,214)	(91,325)	(64,409)
Financing activities	(314,299)	(77,318)	(210,280)
Effect of exchange rate changes	(4,510)	(199)	(81)
Increase (decrease) in cash and cash equivalents	$(120,169)	$169,500	$25,785

Key Working Capital Management Measures

	As of
	October 1,	October 2,
	2022	2021

	(Restated)
Days sales outstanding (1)	48	64
Contract asset days (2)	19	19
Inventory turns (3)	5.0	6.3
Days inventory on hand (4)	73	58
Accounts payable days (5)	90	83
Cash cycle days (6)	50	58

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

Cash and cash equivalents were $530 million at October 1, 2022 and $650 million at October 2, 2021. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was approximately $1.4 billion and $1.5 billion as of October 1, 2022 and October 2, 2021, respectively.

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

During 2022, we generated $427 million of cash from earnings, excluding non-cash items, and used $96 million of cash because of an increase in our net operating assets and liabilities, resulting primarily from increases in inventories and contract assets of $651 million and $143 million, respectively, partially offset by increases in accounts payable and accrued liabilities of $559 million and $124 million, respectively. The increase in inventories is primarily due to shortages of certain components that prevented us from shipping all products for which we had both demand and the other components necessary to build such products. The increase in contract assets is primarily due to an increase in overall demand in 2022, which resulted in a higher level of services performed for which revenue has been recognized, but products had not been delivered and invoiced to the customer. The increase in accounts payable is primarily attributable to the increase in inventory noted above. The increase in accrued liabilities is primarily due to an increase in advance payments from customers and an increase in amounts collected under our accounts receivable sales program that had not been remitted as of the end of the quarter to the financial institutions that purchased the receivables. DSO decreased from 64 days as of 2021 to 48 days as of 2022 due primarily to an increase in accounts receivable factoring.

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

A summary of our operating lease obligations as of October 1, 2022 can be found in Note 9, “Leases”, to the Consolidated Financial Statements contained in this report.

A summary of our long-term debt obligations as of October 1, 2022 can be found in Note 8, “Debt”, to the Consolidated Financial Statements contained in this report.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) inappropriate tone at the top in the control environment at one of the Company’s divisions, specifically division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process; (ii) the Company not maintaining a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with the Company’s financial reporting requirements; and (iii) the division not designing and maintaining effective controls over the quarterly contract estimate review process, which led to the failure to timely and appropriately record adjustments to quarterly estimates.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2022, 2021 and 2020 financial statements to correct misstatements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of October 1, 2022. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to (i) inappropriate tone at the top in the control environment at one of the Company’s divisions, specifically division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process; (ii) the Company not maintaining a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with the Company’s financial reporting requirements; and (iii) the division not designing and maintaining effective controls over the quarterly contract estimate review process, which led to the failure to timely and appropriately record adjustments to quarterly estimates existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

See also the “Revenue Recognition - Cost-to-cost method for government contracts in the Defense and Aerospace division” critical audit matter.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Cost-to-cost method for government contracts in the Defense and Aerospace division

As described in Notes 3 and 5 to the consolidated financial statements, revenues for the CPS segment were $1.5 billion for the year ended October 1, 2022, of which the defense and aerospace division represents a portion of the segment. The Company recognizes revenue for defense and aerospace government contracts on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion), which management believes best depicts the transfer of control to the customer. Recognition of revenue on government contracts requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs. See also the “Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting” section of our report.

The principal considerations for our determination that performing procedures relating to revenue recognition - cost-to-cost method for government contracts in the defense and aerospace division is a critical audit matter are the significant judgment by management when determining the estimated costs for such contracts which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the audit evidence related to management’s determination of estimated materials, labor, and subcontractor costs. Also, as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section of our report, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for determining the estimation of costs for a sample of defense and aerospace government contracts; (ii) testing the completeness and accuracy of underlying data used in the estimate; and (iii) evaluating the reasonableness of management’s determination of estimated materials, labor, and subcontractor costs. Evaluating the reasonableness of the estimated materials, labor and subcontractor costs used involved assessing management’s ability to reasonably estimate costs for government contracts by assessing the nature and status of government contracts, performing retrospective reviews of government contract estimates and changes in estimates over time, and obtaining evidence to support estimated costs.

/s/ PricewaterhouseCoopers LLP

San Jose, California

November 10, 2022, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements and the matter discussed in the fifth paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is May 19, 2023

We have served as the Company’s auditor since 2016.

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	October 1,	October 2,
	2022	2021

	(Restated)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$529,857	$650,026
Accounts receivable, net of allowances of approximately $8 million and $7 million as of October 1, 2022 and October 2, 2021, respectively	1,138,894	1,193,437
Contract assets	475,721	332,190
Inventories	1,684,099	1,041,790
Prepaid expenses and other current assets	62,044	53,952
Total current assets	3,890,615	3,271,395
Property, plant and equipment, net	575,170	532,985
Deferred income tax assets, net	209,554	242,261
Other	160,192	156,953
Total assets	$4,835,531	$4,203,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,041,434	$1,472,257
Accrued liabilities	281,599	177,203
Accrued payroll and related benefits	130,892	117,648
Short-term debt, including current portion of long-term debt	17,500	18,750
Total current liabilities	2,471,425	1,785,858
Long-term liabilities:
Long-term debt	329,237	311,572
Other	215,333	253,532
Total long-term liabilities	544,570	565,104
Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 166,667 shares; 110,160 and 108,734 shares issued and 57,394 and 64,307 shares outstanding as of October 1, 2022 and October 2, 2021, respectively	574	643
Treasury stock, 52,766 and 44,427 shares as of October 1, 2022 and October 2, 2021, respectively, at cost	(1,378,159)	(1,047,202)
Additional paid-in capital	6,380,774	6,338,863
Accumulated other comprehensive income	56,325	40,690
Accumulated deficit	(3,239,978)	(3,480,362)
Total stockholders’ equity	1,819,536	1,852,632
Total liabilities and stockholders’ equity	$4,835,531	$4,203,594

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
	(In thousands, except per share amounts)
Net sales	$7,919,622	$6,738,356	$6,950,208
Cost of sales	7,297,416	6,211,915	6,433,044
Gross profit	622,206	526,441	517,164
Operating expenses:
Selling, general and administrative	244,569	234,537	240,931
Research and development	21,343	20,911	22,564
Restructuring and other	11,425	15,057	27,916
Goodwill impairment	—	—	6,609
Gain on sale of long-lived assets	(4,610)	—	—
Total operating expenses	272,727	270,505	298,020

Operating income	349,479	255,936	219,144

Interest income	1,628	925	2,322
Interest expense	(22,473)	(19,551)	(28,903)
Other income (expense), net	(26,314)	44,331	(348)
Interest and other, net	(47,159)	25,705	(26,929)
Income before income taxes	302,320	281,641	192,215
Provision for income taxes	61,936	32,095	59,046
Net income	$240,384	$249,546	$133,169

Net income per share:
Basic	$3.92	$3.82	$1.93
Diluted	$3.81	$3.72	$1.88

Weighted-average shares used in computing per share amounts:
Basic	61,310	65,318	69,041
Diluted	63,117	67,084	70,793

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
	(In thousands)
Net income	$240,384	$249,546	$133,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,191)	(9,223)	(925)
Derivative financial instruments:
Change in net unrealized amount	8,414	3,034	(8,146)
Amount reclassified into net income	10,003	4,863	1,332
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition cost	5,884	4,713	(6,240)
Amortization of actuarial losses and transition cost	3,525	2,417	2,106
Total other comprehensive income (loss)	$15,635	$5,804	$(11,873)
Comprehensive income	$256,019	$255,350	$121,296

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional
	Paid-in Capital		Treasury Stock		Accumulated Other
	Number of		Number of		Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income	Deficit	Total

	(Restated)
	(In thousands)
BALANCE AT SEPTEMBER 28, 2019	105,551	$6,267,509	(35,831)	$(804,118)	$46,759	$(3,863,077)	$1,647,073
Issuances under stock plans	2,078	7,793	—	—	—	—	7,793
Stock-based compensation	—	26,235	—	—	—	—	26,235
Repurchases of treasury stock	—	—	(6,799)	(179,025)	—	—	(179,025)
Other comprehensive loss	—	—	—	—	(11,873)	—	(11,873)
Net income	—	—	—	—	—	133,169	133,169
BALANCE AT OCTOBER 3, 2020	107,629	$6,301,537	(42,630)	$(983,143)	$34,886	$(3,729,908)	$1,623,372
Issuances under stock plans	1,105	2,993	—	—	—	—	2,993
Stock-based compensation	—	34,976	—	—	—	—	34,976
Repurchases of treasury stock	—	—	(1,797)	(64,059)	—	—	(64,059)
Other comprehensive income	—	—	—	—	5,804	—	5,804
Net income	—	—	—	—	—	249,546	249,546
BALANCE AT OCTOBER 2, 2021	108,734	$6,339,506	(44,427)	$(1,047,202)	$40,690	$(3,480,362)	$1,852,632
Issuances under stock plans	1,426	2,378	—	—	—	—	2,378
Stock-based compensation	—	39,608	—	—	—	—	39,608
Repurchases of treasury stock	—	(144)	(8,339)	(330,957)	—	—	(331,101)
Other comprehensive income	—	—	—	—	15,635	—	15,635
Net income	—	—	—	—	—	240,384	240,384
BALANCE AT OCTOBER 1, 2022	110,160	$6,381,348	(52,766)	$(1,378,159)	$56,325	$(3,239,978)	$1,819,536

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$240,384	$249,546	$133,169
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	108,783	109,656	114,218
Stock-based compensation expense	39,608	34,976	26,235
Deferred income taxes	27,910	28,375	11,772
Impairment of goodwill and other assets	1,848	—	8,409
Loss (Gain) on sale of intellectual property	7,000	(15,000)	—
Gain on liquidation of foreign entity	—	(8,263)	—
Other, net	1,260	(1,371)	(239)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	47,483	(145,810)	81,914
Contract assets	(143,531)	54,479	9,631
Inventories	(651,118)	(157,278)	24,377
Prepaid expenses and other assets	(31,700)	(5,780)	17,092
Accounts payable	558,828	243,834	(106,640)
Accrued liabilities	124,099	(49,022)	(19,383)
Cash provided by operating activities	330,854	338,342	300,555
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(138,639)	(73,296)	(65,982)
Proceeds from sales of property, plant and equipment	8,425	1,084	1,573
Purchases of investments	(2,000)	(2,705)	(30,000)
Sale of investments	—	—	30,000
Cash paid for business acquisition, net of cash acquired	—	(21,408)	—
Proceeds from sale of intellectual property	—	5,000	—
Cash used in investing activities	(132,214)	(91,325)	(64,409)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	1,874,000	399,600	1,909,000
Repayments of revolving credit facility borrowings	(1,874,000)	(399,600)	(1,909,000)
Repayments of long-term debt	(332,814)	(18,752)	(39,048)
Proceeds from issuance of long-term debt	350,000	—	—
Debt issuance costs	(3,263)	—	—
Net proceeds from stock issuances	2,379	2,993	7,793
Repurchases of common stock	(331,101)	(64,059)	(179,025)
Proceeds from collection of notes receivable	500	2,500	—
Cash used in financing activities	(314,299)	(77,318)	(210,280)
Effect of exchange rate changes	(4,510)	(199)	(81)
Increase (decrease) in cash and cash equivalents	(120,169)	169,500	25,785
Cash and cash equivalents at beginning of year	650,026	480,526	454,741
Cash and cash equivalents at end of year	$529,857	$650,026	$480,526

Cash paid during the year:
Interest, net of capitalized interest	$18,243	$15,264	$20,477
Income taxes, net of refunds	$48,131	$33,358	$30,700
Unpaid purchases of property, plant and equipment at end of period	$38,570	$20,929	$12,371

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

The Company’s operations are managed as two businesses:

1)	Integrated Manufacturing Solutions (IMS). IMS is a single operating segment consisting of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment.
2)	Components, Products and Services (CPS). Components include printed circuit boards, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency (RF) and microelectronic (microE) design and manufacturing services from Advanced Microsystems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company’s 42Q division. Services include design, engineering and logistics and repair.

The Company’s only reportable segment is IMS, which represented approximately 80% of total revenue in 2022. CPS consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”.

Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2022 and 2021 were each 52 weeks and fiscal 2020 was a 53-week year, with the extra week occurring during the fourth quarter of fiscal 2020. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation. The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances and transactions have been eliminated.

Note 2. Restatement of Consolidated Financial Statements

During the preparation of its unaudited consolidated financial statements for the fiscal quarter ended April 1, 2023, the Company determined that certain personnel in one of its divisions had failed to properly substantiate and update cost estimates for materials and other costs over the life of certain contracts. As a result, the Company conducted an independent investigation (the “Investigation”) under the direction of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). The division, like other Company divisions, has a stand-alone finance organization, which reports directly to the Company finance organization and indirectly to the management of the division. References in the findings below refer solely to this division unless otherwise noted. The Investigation found that:

●	In connection with the preparation and review of quarterly contract cost and other estimates, an internal control in the Company’s accounting process for the division’s contracts with customers, certain division personnel made inappropriate and unsupported adjustments to reduce certain cost estimates and failed to appropriately evaluate and increase other cost estimates to reflect cost overruns and other costs associated with delays in completing certain contracts.
●	The division had a culture that did not recognize or emphasize the importance of rigor in the division’s quarterly contract estimate review process or its significance to the Company’s internal control over financial reporting and accounting and financial reporting determinations with respect to the division’s contracts with customers. Instead, the division’s tone at the top and other control weaknesses enabled participants in the quarterly contract estimate review process to tolerate, place undue reliance on or otherwise fail to challenge unsupported adjustments and assumptions to contract cost estimates that had been made based on unsubstantiated optimism and/or a desire to avoid adverse outcomes.
●	The division had an ineffective finance function that did not provide sufficient oversight on financial accounting and reporting matters or effectively challenge adjustments or other improper practices in the quarterly contract estimate review process.
●	Certain division personnel lacked sufficient understanding of the division’s policies and procedures for the quarterly contract estimate review process as well as the relevant cost and contract accounting practices and requirements.
●	Certain division personnel provided materially inaccurate and incomplete information to, including in response to inquiries from, Company management and the Company’s internal and independent auditors concerning contract cost estimates and related items.

The following tables present the impact of the financial statement adjustments on the Company’s previously reported consolidated financial statements for the fiscal year ended October 1, 2022, October 2, 2021 and October 3, 2020. The “Previously Reported” amounts in the following tables are amounts derived from the Original Form 10-K for the fiscal year ended October 1, 2022. The amounts in columns labeled “Investigation Adjustments” represent the effect of adjustments resulting from the Investigation and the amounts in columns labeled “Other Adjustments” represent the effect of other adjustments that relate primarily to uncorrected balance sheet misstatements in previously filed financial statements and were not material, individually or in the aggregate, to those previously filed financial statements. The effects of the restatement, including the related income tax impacts, have been corrected in all impacted tables and footnotes throughout these consolidated financial statements. The only impact to the Consolidated Statements of Comprehensive Income and Consolidated Statements of Stockholders’ Equity was to net income.

Investigation Adjustments correct misstatements that resulted primarily from 1) increases to estimated costs at completion of a contract that previously did not properly reflect estimated costs remaining to be incurred to complete a contract, 2) reductions in the amount of transaction consideration expected to be received under a contract, and 3) segmentation of contracts that had previously been combined. The adjustments primarily affected net sales, cost of sales, contract assets and inventory.

Other Adjustments primarily correct balance sheet misstatements related to inventory cut-off, advance payments from customers and long-term leases of land.

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Balance Sheets for the fiscal year ended October 1, 2022 and October 2, 2021.

	As of				As of
	October 1, 2022				October 2, 2021
	Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$529,857	$—	$—	$529,857	$650,026	$—	$—	$650,026
Accounts receivable, net of allowances	1,138,894	—	—	1,138,894	1,192,434	—	1,003	1,193,437
Contract assets	503,674	(27,953)	—	475,721	348,741	(28,708)	12,157	332,190
Inventories	1,691,081	(21,705)	14,723	1,684,099	1,036,511	(2,285)	7,564	1,041,790
Prepaid expenses and other current assets	62,044	—	—	62,044	53,952	—	—	53,952
Total current assets	3,925,550	(49,658)	14,723	3,890,615	3,281,664	(30,993)	20,724	3,271,395
Property, plant and equipment, net	575,170	—	—	575,170	532,985	—	—	532,985
Deferred tax assets	198,588	10,966	—	209,554	235,117	7,144	—	242,261
Other	160,192	—	—	160,192	156,953	—	—	156,953
Total assets	$4,859,500	(38,692)	14,723	$4,835,531	$4,206,719	$(23,849)	$20,724	$4,203,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,029,534	$—	$11,900	$2,041,434	$1,464,693	$—	$7,564	$1,472,257
Accrued liabilities	275,735	1,441	4,423	281,599	161,896	2,147	13,160	177,203
Accrued payroll and related benefits	130,892	—	—	130,892	117,648	—	—	117,648
Short-term debt, including current portion of long-term debt	17,500	—	—	17,500	18,750	—	—	18,750
Total current liabilities	2,453,661	1,441	16,323	2,471,425	1,762,987	2,147	20,724	1,785,858
Long-term liabilities:
Long-term debt	329,237	—	—	329,237	311,572	—	—	311,572
Other	215,333	—	—	215,333	253,532	—	—	253,532
Total long-term liabilities	$544,570	$—	$—	$544,570	$565,104	$—	$—	$565,104
Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, none issued and outstanding	—	—	—	—	—	—	—	—
Common stock, $0.01 par value, authorized 166,667 shares; 110,160 and 108,734 shares issued and 57,394 and 64,307 shares outstanding as of October 1, 2022 and October 2, 2021, respectively	574	—	—	574	643	—	—	643
Treasury stock, 52,766 and 44,427 shares as of October 1, 2022 and October 2, 2021, respectively, at cost	(1,378,159)	—	—	(1,378,159)	(1,047,202)	—	—	(1,047,202)
Additional paid-in capital	6,380,774	—	—	6,380,774	6,338,863	—	—	6,338,863
Accumulated other comprehensive income	56,325	—	—	56,325	40,690	—	—	40,690
Accumulated deficit	(3,198,245)	(40,133)	(1,600)	(3,239,978)	(3,454,366)	(25,996)	—	(3,480,362)
Total stockholders’ equity	1,861,269	(40,133)	(1,600)	1,819,536	1,878,628	(25,996)	—	1,852,632
Total liabilities and stockholders’ equity	$4,859,500	$(38,692)	$14,723	$4,835,531	$4,206,719	$(23,849)	$20,724	$4,203,594

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Income for the fiscal year ended October 1, 2022, October 2, 2021 and October 3, 2020.

	Year Ended				Year Ended
	October 1, 2022				October 2, 2021
	Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands, except per share amounts)

Net sales	$7,890,475	$23,265	$5,882	$7,919,622	$6,756,643	$(18,287)	$—	$6,738,356
Cost of sales	7,249,961	41,573	5,882	7,297,416	6,204,838	7,077	—	6,211,915
Gross profit	640,514	(18,308)	—	622,206	551,805	(25,364)	—	526,441
Operating expenses:
Selling, general and administrative	244,569	—	—	244,569	234,537	—	—	234,537
Research and development	21,343	—	—	21,343	20,911	—	—	20,911
Restructuring and other	11,425	—	—	11,425	15,057	—	—	15,057
Gain on sale of long-lived assets	(4,610)	—	—	(4,610)	—	—	—	—
Total operating expenses	272,727	—	—	272,727	270,505	—	—	270,505

Operating income	367,787	(18,308)	—	349,479	281,300	(25,364)	—	255,936

Interest income	1,628	—	—	1,628	925	—	—	925
Interest expense	(22,473)	—	—	(22,473)	(19,551)	—	—	(19,551)
Other income (expense), net	(26,314)	—	—	(26,314)	44,331	—	—	44,331
Interest and other, net	(47,159)	—	—	(47,159)	25,705	—	—	25,705
Income before income taxes	320,628	(18,308)	—	302,320	307,005	(25,364)	—	281,641
Provision for income taxes	64,507	(4,171)	1,600	61,936	38,007	(5,912)	—	32,095
Net income	$256,121	$(14,137)	$(1,600)	$240,384	$268,998	$(19,452)	$—	$249,546

Net income per share:
Basic	$4.18	$(0.23)	$(0.03)	$3.92	$4.12	$(0.30)	$—	$3.82
Diluted	$4.06	$(0.23)	$(0.03)	$3.81	$4.01	$(0.29)	$—	$3.72

Weighted-average shares used in computing per share amounts:
Basic	61,310	—	—	61,310	65,318	—	—	65,318
Diluted	63,117	—	—	63,117	67,084	—	—	67,084

	Year Ended
	October 3, 2020
	Previously	Investigation
	Reported	Adjustments	Other Adjustments	As Restated

	(In thousands, except per share amounts)

Net sales	$6,960,370	$(10,162)	$—	$6,950,208
Cost of sales	6,434,663	(1,619)	—	6,433,044
Gross profit	525,707	(8,543)	—	517,164
Operating expenses:
Selling, general and administrative	240,931	—	—	240,931
Research and development	22,564	—	—	22,564
Restructuring and other	27,916	—	—	27,916
Goodwill impairment	6,609	—	—	6,609
Total operating expenses	298,020	—	—	298,020

Operating income	227,687	(8,543)	—	219,144

Interest income	2,322	—	—	2,322
Interest expense	(28,903)	—	—	(28,903)
Other expense, net	(348)	—	—	(348)
Interest and other, net	(26,929)	—	—	(26,929)
Income before income taxes	200,758	(8,543)	—	192,215
Provision for income taxes	61,045	(1,999)		59,046
Net income	$139,713	$(6,544)	$—	$133,169

Net income per share:
Basic	$2.02	$(0.09)	$—	$1.93
Diluted	$1.97	$(0.09)	$—	$1.88

Weighted-average shares used in computing per share amounts:
Basic	69,041	—	—	69,041
Diluted	70,793	—	—	70,793

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Cash Flows for the fiscal year ended October 1, 2022, October 2, 2021 and October 3, 2020. There were no adjustments to cash flows provided by (used in) investing or financing activities for the fiscal year ended October 1, 2022, October 2, 2021 and October 3, 2020.

	Year Ended				Year Ended
	October 1, 2022				October 2, 2021
	Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$256,121	$(14,137)	$(1,600)	$240,384	$268,998	$(19,452)	$—	$249,546
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	108,783	—	—	108,783	109,656	—	—	109,656
Stock-based compensation expense	39,608	—	—	39,608	34,976	—	—	34,976
Deferred income taxes	31,733	(3,823)	—	27,910	33,724	(5,349)	—	28,375
Gain on sale of intellectual property	—	—	—	—	(15,000)	—	—	(15,000)
Gain on liquidation of foreign entity	—	—	—	—	(8,263)	—	—	(8,263)
Impairment of goodwill and other assets	1,848	—	—	1,848	—	—	—	—
Loss on sale of intellectual property	7,000	—	—	7,000	—	—	—	—
Other, net	1,260	—	—	1,260	(1,371)	—	—	(1,371)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	46,480	—	1,003	47,483	(146,516)	—	706	(145,810)
Contract assets	(154,933)	(755)	12,157	(143,531)	47,842	4,272	2,365	54,479
Inventories	(663,379)	19,420	(7,159)	(651,118)	(167,186)	17,472	(7,564)	(157,278)
Prepaid expenses and other assets	(31,700)	—	—	(31,700)	(6,486)	706	—	(5,780)
Accounts payable	554,492	—	4,336	558,828	236,270	—	7,564	243,834
Accrued liabilities	133,541	(705)	(8,737)	124,099	(48,302)	2,351	(3,071)	(49,022)
Cash provided by operating activities	$330,854	$—	$—	$330,854	$338,342	$—	$—	$338,342

	Year Ended
	October 3, 2020
	Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$139,713	$(6,544)	$—	$133,169
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	114,218	—	—	114,218
Stock-based compensation expense	26,235	—	—	26,235
Deferred income taxes	13,567	(1,795)	—	11,772
Gain on sale of intellectual property	—	—	—	—
Gain on liquidation of foreign entity	—	—	—	—
Impairment of goodwill and other assets	8,409	—	—	8,409
Loss on sale of intellectual property	—	—	—	—
Other, net	(239)	—	—	(239)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	83,623	—	(1,709)	81,914
Contract assets	(283)	24,436	(14,522)	9,631
Inventories	39,564	(15,187)	—	24,377
Prepaid expenses and other assets	17,798	(706)	—	17,092
Accounts payable	(106,640)	—	—	(106,640)
Accrued liabilities	(35,410)	(204)	16,231	(19,383)
Cash provided by operating activities	$300,555	$—	$—	$300,555

Note 3. Summary of Significant Accounting Policies

Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Due to the COVID-19 pandemic, the global economy and financial markets were disrupted and there is a significant amount of uncertainty about the length and severity of the consequences caused by the pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Significant estimates made in preparing the consolidated financial statements relate to allowances for accounts receivable; provisions for excess and obsolete inventories, environmental matters, and legal exposures; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; determining fair values of tangible and intangible assets for purposes of impairment tests; and estimating costs expected to be incurred to satisfy performance obligations under long-term contracts and variable consideration related to such contracts. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

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

Foreign Currency Translation. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). For all entities, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of income. Remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity’s functional currency are recorded in AOCI if repayment of the loan is not anticipated in the foreseeable future.

Derivative Instruments and Hedging Activities. The Company conducts business on a global basis in numerous currencies and certain of the Company’s outstanding debt has a variable interest rate. Therefore, the Company is exposed to movements in foreign currency exchange rates and interest rates. The Company uses derivatives, such as foreign currency forward contracts and interest rate swaps, to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

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

The Company’s foreign currency forward contracts and interest rate swaps potentially expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by seeking high quality counterparties.

Leases. The Company’s leases consist primarily of operating leases for buildings and land and have initial lease terms of up to 44 years. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company’s initial lease liability and corresponding right-of-use (“ROU”) asset only if it is reasonably certain that the Company will exercise such options. Leases with lease terms of twelve months or less are not recorded on the Company’s balance sheet.

The Company’s lease liability and ROU assets represent the present value of future lease payments which are a combination of lease components and non-lease components such as maintenance and utilities. Operating lease expense is recognized on a straight line basis over the term of the lease. Certain of the Company’s lease payments are variable because such payments adjust periodically based on changes in consumer price and other indexes. Variable payments are expensed as incurred and not included in the measurement of lease liabilities and ROU assets. Since the Company’s leases generally do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date for purposes of determining the present value of lease payments. The Company’s incremental borrowing rate is based on the term of the lease, the economic environment of the lease and the effect of collateralization, if any.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, the Company evaluates whether contract modifications for claims have been approved and, if so, estimates the amount, if any, of variable consideration that can be included in the transaction price of the contract. This division is an operating segment whose results are combined with eleven other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes. In 2022, CPS revenue and gross profit were $1.5 billion and $176 million, respectively.

Estimates of materials, labor and subcontractor costs expected to be incurred to satisfy a performance obligation are updated on a quarterly basis. These estimates consider costs incurred to date and estimated costs to be incurred over the remaining expected period of performance to satisfy a performance obligation. Such estimates are reviewed each quarter by a group of employees that includes representatives from numerous functions such as engineering, materials, contracts, manufacturing, program management, finance and senior management. If a change in estimate is deemed necessary, the impact of the change is recognized in the period of change. Additionally, contract modifications for claims are assessed each quarter to determine whether the claims have been approved. If it is determined that a claim has been approved, the amount of the claim, if any, that can be included in transaction price is estimated considering a number of factors such as the length of time expected to lapse until uncertainty about the claim has been resolved and the extent to which our experience with claims for similar contracts has predictive value.

For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer. Revenue streams for which revenue is recognized at a point-in-time include Company-proprietary products and sales of raw materials.

Refer to Note 5 for further discussion.

Income taxes. The Company estimates its income tax provision or benefit in each of the jurisdictions in which it operates, including estimating exposures and making judgments regarding the realizability of deferred tax assets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The carrying value of the Company’s net deferred tax assets is based on the Company’s belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which do not meet the “more likely than not” criteria discussed above.

The Company’s tax rate is dependent upon the geographic distribution of its worldwide income or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, including net operating losses, and the effectiveness of its tax planning strategies.

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

Note 4. Balance Sheet and Income Statement Details

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	October 1,	October 2,
	2022	2021

	(In thousands)
Machinery and equipment	$1,523,598	$1,491,156
Land and buildings	656,839	645,639
Leasehold improvements	42,793	44,899
Furniture and fixtures	24,805	25,394
Construction in progress	91,928	40,524
	2,339,963	2,247,612
Less: Accumulated depreciation and amortization	(1,764,793)	(1,714,627)
Property, plant and equipment, net	$575,170	$532,985

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

Note 5. Revenue Recognition

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, the Company evaluates whether contract modifications for claims have been approved and, if so, estimates the amount, if any, of variable consideration that can be included in the transaction price of the contract. This division is an operating segment whose results are combined with eleven other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes. In 2022, CPS revenue and gross profit were $1.5 billion and $176 million, respectively.

Estimates of materials, labor and subcontractor costs expected to be incurred to satisfy a performance obligation are updated on a quarterly basis. These estimates consider costs incurred to date and estimated costs to be incurred over the remaining expected period of performance to satisfy a performance obligation. Such estimates are reviewed each quarter by a group of employees that includes representatives from numerous functions such as engineering, materials, contracts, manufacturing, program management, finance and senior management. If a change in estimate is deemed necessary, the impact of the change is recognized in the period of change. Additionally, contract modifications for claims are assessed each quarter to determine whether the claims have been approved. If it is determined that a claim has been approved, the amount of the claim, if any, that can be included in transaction price is estimated considering a number of factors such as the length of time expected to lapse until uncertainty about the claim has been resolved and the extent to which our experience with claims for similar contracts has predictive value.

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

The Company applies the following practical expedients or policy elections under ASC 606:

●	The promised amount of consideration under a contract is not adjusted for the effects of a significant financing component because, at inception of a contract, the Company expects the period between when a good or service is transferred to a customer and when the customer pays for that good or service will generally be one year or less.
●	The Company has elected to not disclose information about remaining performance obligations that have original expected durations of one year or less, which is substantially all of the Company’s remaining performance obligations.

●	Incremental costs of obtaining a contract are not capitalized if the period over which such costs would be amortized to expense is less than one year.

Disaggregation of revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
	(In thousands)
Segments:
IMS	$6,378,324	$5,454,269	$5,685,751
CPS	1,541,298	1,284,087	1,264,457
Total	$7,919,622	$6,738,356	$6,950,208

End Markets:
Communications Networks and Cloud Infrastructure	$3,175,534	$2,866,602	$2,832,650
Industrial, Defense, Medical and Automotive	4,744,088	3,871,754	4,117,558
Total	$7,919,622	$6,738,356	$6,950,208

Geography:
Americas (1)	$3,748,643	$3,164,562	$3,440,365
APAC	3,007,904	2,517,963	2,514,005
EMEA	1,163,075	1,055,831	995,838
Total	$7,919,622	$6,738,356	$6,950,208
(1)	Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Note 6. Financial Instruments

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

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets, such as intangible assets, goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded. During 2020, commodity prices in the oil and gas market experienced a sharp decline due to a combination of an oversaturated supply and a decrease in demand caused by the COVID-19 pandemic. This commodity price decline resulted in a negative impact to the projected cash flows of the Company’s oil and gas reporting unit that is part of the Company’s Components, Products and Services (“CPS”) operating segment and, therefore, the Company performed a goodwill impairment test for this particular reporting unit. The Company concluded that the fair value of the reporting unit was below its carrying value, resulting in a goodwill impairment charge of $7 million. The fair value of the reporting unit was estimated based on the present value of future discounted cash flows. The Company also recorded an impairment charge of $2 million in 2022 and 2020 for certain long-lived assets.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	October 1,	October 2,
	2022	2021
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$123,172	$110,098
Number of contracts	50	48
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$531,558	$353,108
Number of contracts	43	46

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of December 1, 2023, and effectively convert the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $350 million were outstanding as of October 1, 2022 and October 2, 2021. The aggregate effective interest rate of these swaps as of October 1, 2022 was approximately 4.1%. Given the recent rise in interest rates and the likelihood of additional rate increases, these interest rate swaps had a positive value of $6 million as of October 1, 2022, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other assets on the consolidated balance sheets.

Note 7. Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, trade accounts receivable, foreign currency forward contracts and interest rate swap agreements. The carrying value of assets such as cash, cash equivalents and accounts receivable is expected to approximate fair value due to the short duration of the assets. The Company maintains its cash and cash equivalents with recognized financial institutions that management believes to be of high credit quality. One of the Company’s most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of, and frequent contact with, the Company’s customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts. Foreign currency forward contracts and interest rate swaps are maintained with high quality counterparties to reduce the Company’s credit risk and are recorded on the Company’s balance sheets at fair value.

Nokia and Motorola each represented more than 10% of the Company’s net sales in 2022. Nokia represented more than 10% of the Company’s net sales in 2021 and 2020. Motorola represented 10% or more of the Company’s gross accounts receivable as of October 1, 2022 and Nokia represented 10% or more of the Company’s gross accounts receivable as of October 2, 2021.

Note 8. Debt

Long-term debt consisted of the following:

	As of
	October 1,	October 2,
	2022	2021

	(In thousands)
Term loan due 2023, net of issuance costs	$—	$330,322
Term loan due 2027, net of issuance costs	346,737	—
Less: Current portion of long-term debt	17,500	18,750
Long-term debt	$329,237	$311,572

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

Loans under the Credit Agreement bear interest, at the Company’s option, at either the SOFR or a base rate, in each case plus a spread determined based on the Company’s credit rating. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of SOFR loans. The outstanding principal amount of all loans under the Credit Agreement, including, the Term Loan Due 2027, together with accrued and unpaid interest, is due on September 27, 2027. The Company is required to repay a portion of the principal amount of the Term Loan Due 2027 equal to 1.25% of the principal in quarterly installments.

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

Debt Covenants

The Company’s Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of October 1, 2022.

Note 9. Leases

ROU assets and lease liabilities recorded in the consolidated balance sheet are as follows:

	As of
	October 1,	October 2,
	2022	2021

	(In thousands)
Other assets	$79,495	$68,012

Accrued liabilities	$16,695	$17,219
Other long-term liabilities	48,566	38,587
Total lease liabilities	$65,261	$55,806

Weighted average remaining lease term (in years)	15.74	14.46
Weighted average discount rate	2.4%	2.72%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020
Operating lease expense (1)	$23,978	$21,455	$20,670

	As of
	October 1,	October 2,
	2022	2021

	(In thousands)
Cash paid for operating lease liabilities	$19,249	$19,531
(1)	Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of October 1, 2022, by fiscal year, are as follows:

Operating Leases
(In thousands)
2023	$18,109
2024	15,350
2025	12,450
2026	8,907
2027	5,724
Thereafter	10,412
Total lease payments	70,952
Less: imputed interest	5,691
Total	$65,261

Note 10. Accounts Receivable Sale Program

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

Note 11. Contingencies

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

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of October 1, 2022, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of October 1, 2022. However, there can be no assurance that the Company’s reserve will ultimately be sufficient.

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

Note 12. Restructuring

Restructuring costs were $11 million, $15 million, and $27 million in 2022, 2021, and 2020, respectively.

The following table is a summary of restructuring costs:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(In thousands)
Severance costs	$319	$9,405	$17,919
Other exit costs (recognized as incurred)	1,500	1,834	71
Total - Q1 FY20 Plan	1,819	11,239	17,990
Costs incurred for other plans	9,606	3,818	8,793
Total - all plans	$11,425	$15,057	$26,783

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

All Plans

The Company’s Integrated Manufacturing Solutions (“IMS”) segment incurred costs of $1 million and $9 million for the years ended October 1, 2022 and October 2, 2021, respectively. The Company’s CPS segment incurred costs of $10 million and $5 million for the years ended October 1, 2022 and October 2, 2021, respectively. In addition, the Company incurred costs of $1 million for the year ended October 2, 2021 for Corporate headcount reductions that were not allocated to the Company’s IMS and CPS segments. The Company had accrued liabilities of $6 million as of October 1, 2022 and October 2, 2021, for restructuring costs (exclusive of long-term environmental remediation liabilities).

The Company expects to incur restructuring costs, which could be material, in future periods primarily relating to vacant facilities and former sites for which the Company is or may be responsible for environmental remediation.

Note 13. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
	(In thousands)
Domestic	$145,671	$174,936	$88,450
Foreign	156,649	106,705	103,765
Total	$302,320	$281,641	$192,215

The provision for income taxes consists of the following:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
	(In thousands)
Federal:
Current	$1,070	$705	$(917)
Deferred	25,399	28,809	7,666
State:
Current	1,711	3,677	1,500
Deferred	3,081	(302)	2,579
Foreign:
Current	31,241	(906)	46,376
Deferred	(566)	112	1,842
Total provision for income taxes	$61,936	$32,095	$59,046

The Company’s provision for income taxes for 2022, 2021 and 2020 was $62 million (20% of income before taxes), $32 million (11% of income before taxes) and $59 million (31% of income before taxes), respectively.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	October 1,	October 2,
	2022	2021

	(Restated)
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$92,882	$134,385
Foreign net operating loss carryforwards	109,416	112,516
Intangibles	25,099	24,219
Accruals not currently deductible	44,963	43,932
Property, plant and equipment	27,514	25,494
Tax credit carryforwards	18,465	17,250
Reserves not currently deductible	14,939	11,534
Stock compensation expense	6,365	7,677
Federal benefit of foreign operations	21,312	18,336
Derivatives and other impacts of OCI	838	7,637
Lease deferred tax asset	15,018	11,563
Other	1,915	—
Valuation allowance	(118,210)	(115,258)
Total deferred tax assets	260,516	299,285
Deferred tax liabilities on undistributed earnings	(14,775)	(14,775)
Deferred tax liabilities on branch operations	(24,182)	(30,000)
Revenue recognition	(1,572)	(1,702)
Lease deferred tax liability	(14,808)	(11,349)
Other	—	(2,495)
Net deferred tax assets	$205,179	$238,964
Recorded as:
Deferred tax assets	$209,554	$242,261
Deferred tax liabilities	(4,375)	(3,297)
Net deferred tax assets	$205,179	$238,964

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing the Company’s ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods. The Company’s valuation allowance as of October 1, 2022 relates primarily to foreign net operating losses, with the exception of $14 million related to U.S. state net operating losses.

The Company provides deferred tax liabilities for the tax consequences associated with the undistributed earnings that are expected to be repatriated to subsidiaries’ parent unless the subsidiaries’ earnings are considered indefinitely reinvested. As of October 1, 2022, income taxes and foreign withholding taxes have not been provided for approximately $439 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of October 1, 2022, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $344 million, $357 million and $465 million, respectively. The federal and state net operating loss carryforwards begin expiring in fiscal years 2028 and 2023, respectively, and expire at various dates through September 29, 2035. Certain foreign net operating losses start expiring in 2023. However, the majority of foreign net operating losses carryforward indefinitely. As of October 1, 2022, the Company has federal tax credits of $21 million that expire between 2031 and 2042. There are certain restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations.

Following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
Federal tax at statutory tax rate	21.00%	21.00%	21.00%
Effect of foreign operations	3.52	7.99	13.60
Permanent items	0.08	(2.03)	(0.62)
Federal credits	(0.73)	(0.54)	(1.37)
Other	0.59	(0.20)	(0.06)
State income taxes, net of federal benefit	1.60	0.91	1.94
Release of foreign tax reserves	(5.57)	(15.73)	(3.77)
Effective tax rate	20.49%	11.40%	30.72%

A reconciliation of the beginning and ending amount of total liabilities for unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(In thousands)
Balance, beginning of year	$67,781	$74,612	$66,677
Increase (decrease) related to prior year tax positions	(4,456)	6,063	1,327
Increase related to current year tax positions	7,154	7,349	9,907
Settlements	(7,596)	—	—
Decrease related to lapse of time and expiration of statutes of limitations	(9,331)	(20,243)	(3,299)
Balance, end of year	$53,552	$67,781	$74,612

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

Note 14. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
	(In thousands, except per share amounts)
Numerator:
Net income	$240,384	$249,546	$133,169

Denominator:
Weighted average common shares outstanding	61,310	65,318	69,041
Effect of dilutive stock options and restricted stock units	1,807	1,766	1,752
Denominator for diluted earnings per share	63,117	67,084	70,793
Net income per share:
Basic	$3.92	$3.82	1.93
Diluted	$3.81	$3.72	1.88

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 15. Stockholders’ Equity

The Company’s 2009 Stock Plan (“2009 Plan”) expired as to future grants on January 26, 2019. Although the 2009 Plan expired, it will continue to govern all awards granted under it prior to its expiration date. On March 11, 2019, the Company’s stockholders approved the Company’s 2019 Equity Incentive Plan (“2019 Plan”) and the reservation of 4 million shares of common stock for issuance thereunder, plus any shares subject to stock options or similar awards granted under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted that are forfeited by the Company.

As of October 1, 2022, an aggregate of 7 million shares were authorized for future issuance under the Company’s stock plans, of which 4 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3 million shares of common stock were available for future grant. Awards other than stock options reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2019 Plan and 2009 Plan that expire or are cancelled without delivery of shares generally become available for issuance under the 2019 Plan. The 2019 Plan will expire as to future grants in December 2028.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	October 1,	October 2,
	2022	2021

	(In thousands)
Foreign currency translation adjustments	$63,929	$76,120
Unrealized holding gain (loss) on derivative financial instruments	4,112	(14,305)
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(11,716)	(21,125)
Total	$56,325	$40,690

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

The Company’s operations are managed as two businesses:

1)	Integrated Manufacturing Solutions (IMS). IMS is a reportable segment consisting of printed circuit board assembly and test, high-level assembly and test and direct order fulfillment.
2)	Components, Products and Services (CPS). Components include printed circuit boards, backplanes and backplane assemblies, cable assemblies fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (VES) division; optical, radio frequency (RF) and microelectronics (microE) design and manufacturing services from Advanced Microsystems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from the Company’s 42Q division. Services include design, engineering and logistics and repair.

The Company determined that it has only one reportable segment - IMS, which generated approximately 80% of the Company’s total revenue in 2022. CPS consists of multiple operating segments which do not meet the quantitative threshold for being presented individually as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”.

The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements. Intersegment sales consist primarily of sales of components from CPS to IMS.

The Company’s chief operating decision making group is the Chief Executive Officer who allocates resources and assesses performance of operating segments based on a measure of revenue and gross profit that excludes items not directly related to the Company’s ongoing business operations. These items are typically either non-recurring or non-cash in nature.

Segment information is as follows:

	Year Ended
	October 1, 2022	October 2, 2021	October 3, 2020

	(In thousands)
Gross sales (As restated):
IMS	$6,413,606	$5,485,612	$5,719,180
CPS	1,655,183	1,379,455	1,369,550
Intersegment revenue	(149,167)	(126,711)	(138,522)
Net Sales	$7,919,622	$6,738,356	$6,950,208
Gross Profit (As restated):
IMS	$462,606	$391,339	$381,638
CPS	175,509	151,884	148,301
Total	638,115	543,223	529,939
Unallocated items (1)	(15,909)	(16,782)	(12,775)
Total	$622,206	$526,441	$517,164

Depreciation and amortization:
IMS	$73,914	$77,076	$81,169
CPS	30,061	27,770	26,718
Total	103,975	104,846	107,887
Unallocated corporate items (2)	4,808	4,810	6,331
Total	$108,783	$109,656	$114,218
Capital expenditures (receipt basis):
IMS	$94,636	$44,672	$23,933
CPS	55,993	33,839	23,915
Total	150,629	78,511	47,848
Unallocated corporate items (2)	5,650	3,343	3,227
Total	$156,279	$81,854	$51,075
(1)	For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers and litigation settlements.
(2)	Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales.

Net sales by geographic segment, determined based on the country in which a product is manufactured were as follows:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(Restated)
	(In thousands)
Net sales:
Americas (1)	$3,748,643	$3,164,562	$3,440,365
APAC	3,007,904	2,517,963	2,514,005
EMEA	1,163,075	1,055,831	995,838
Total	$7,919,622	$6,738,356	$6,950,208
(1)	Mexico represents approximately 60% of the Americas revenue and the U.S. represents approximately 35%.

Percentage of net sales represented by ten largest customers	48.7%	52.7%	55.5%
Number of customers representing 10% or more of net sales	2	1	1

	As of
	October 1,	October 2,
	2022	2021

	(In thousands)
Property, plant and equipment, net:
Americas	$367,172	$322,545
APAC	151,254	143,111
EMEA	56,744	67,329
Total	$575,170	$532,985

Note 17.  Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Year Ended
	October 1,	October 2,	October 3,
	2022	2021	2020

	(In thousands)
Cost of sales	$14,065	$14,472	$10,099
Selling, general and administrative	25,037	20,118	15,897
Research and development	506	386	239
Total	$39,608	$34,976	$26,235

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

Activity with respect to the Company’s restricted stock units and PSUs was as follows:

		Weighted Average	Weighted-Average
		Grant-Date	Remaining	Aggregate
	Number of	Fair Value	Contractual Term	Intrinsic Value
	Shares	($)	(Years)	($)
	(In thousands)			(In thousands)
Outstanding as of September 28, 2019	3,153	27.82	1.30	102,720
Granted	1,340	32.51
Vested/Forfeited/Cancelled	(1,925)	28.62
Outstanding as of October 3, 2020	2,568	29.67	1.23	71,571
Granted	1,529	34.26
Vested/Forfeited/Cancelled	(1,143)	29.27
Outstanding as of October 2, 2021	2,954	32.21	1.23	113,591
Granted	1,644	40.54
Vested/Forfeited/Cancelled	(1,318)	30.42
Outstanding as of October 1, 2022	3,280	37.11	1.35	155,049
Expected to vest as of October 1, 2022	2,909	36.93	1.28	137,524

The fair value of restricted stock units that vested during the year was $44 million for 2022, $32 million for 2021 and $43 million for 2020. As of October 1, 2022, unrecognized compensation expense of $68 million is expected to be recognized over a weighted average period of 1.3 years.

Note 18. Employee Benefit Plans

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

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. Employees who had not yet vested will continue to be credited with service until vesting occurs, but no additional benefits will accrue. During the third quarter of 2022, the Board of Directors approved the termination of the Company’s frozen U.S. defined benefit plan (the “Plan”) effective July 3, 2022. In connection with this termination, the Company purchased a group annuity contract for $6 million during the fourth quarter of 2022 that provides for the administration of future payments to eligible plan participants. In addition, the Company recorded a pension settlement charge of $2 million during the fourth quarter of 2022, which includes the reclassification of unrecognized pension losses from accumulated other comprehensive income to other income (expense), net on the consolidated statements of income.

The Company also provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company’s defined benefit plans is October 1, 2022.

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

Note 19. Strategic Transactions

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

Note 20. Quarterly Financial Data – Unaudited

The following tables set forth selected unaudited quarterly financial information for the years ended October 1, 2022 and October 2, 2021. As described in Note 2, the Company has restated its unaudited quarterly financial information for each of the interim periods in the years ended October 1, 2022 and October 2, 2021. This information has been prepared on the same basis as the unaudited consolidated financial statements. The adjustments to the unaudited quarterly financial information below are the same as the Investigation Adjustments and Other Adjustments discussed in Note 2.

	As Restated
	Year ended October 1, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
Net sales	$1,756,326	$1,915,070	$2,023,361	$2,224,865
Gross profit	$141,297	$146,495	$162,185	$172,229
Gross margin	8.0%	7.6%	8.0%	7.7%
Operating income	$78,241	$76,274	$91,614	$103,350
Operating margin	4.5%	4.0%	4.5%	4.6%
Net income	$56,177	$48,621	$77,222	$58,364
Basic net income per share	$0.87	$0.77	$1.29	$1.01
Diluted net income per share	$0.85	$0.76	$1.25	$0.98

	As Restated
	Year ended October 2, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
Net sales	$1,755,984	$1,678,497	$1,653,266	$1,650,609
Gross profit	$140,351	$120,985	$135,066	$130,039
Gross margin	8.0%	7.2%	8.2%	7.9%
Operating income	$74,675	$42,610	$72,741	$65,910
Operating margin	4.3%	2.5%	4.4%	4.0%
Net income	$49,558	$27,868	$116,195	$55,925
Basic net income per share	$0.76	$0.43	$1.78	$0.86
Diluted net income per share	$0.74	$0.42	$1.73	$0.83

Consolidated Balance Sheets

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Balance Sheets as of January 1, 2022, April 2, 2022 and July 2, 2022.

	As of
	January 1, 2022				April 2, 2022				July 2, 2022
	Previously	Investigation	Other		Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$627,717	$—	$—	$627,717	$559,893	$—	$—	$559,893	$493,305	$—	$—	$493,305
Accounts receivable, net of allowances	1,298,327	—	687	1,299,014	1,270,494	—	606	1,271,100	1,228,435	—	1,429	1,229,864
Contract assets	364,407	(31,772)	14,948	347,583	417,286	(33,512)	15,508	399,282	459,306	(34,918)	20,408	444,796
Inventories	1,242,440	(2,373)	13,630	1,253,697	1,437,955	(6,913)	12,579	1,443,621	1,591,111	(8,829)	7,841	1,590,123
Prepaid expenses and other current assets	59,188	—	—	59,188	61,525	—	—	61,525	63,827	—	—	63,827
Total current assets	3,592,079	(34,145)	29,265	3,587,199	3,747,153	(40,425)	28,693	3,735,421	3,835,984	(43,747)	29,678	3,821,915
Property, plant and equipment, net	525,159	—	—	525,159	525,362	—	—	525,362	545,673	—	—	545,673
Deferred tax assets	227,239	7,792	—	235,031	220,532	9,042	—	229,574	212,407	9,673	—	222,080
Other	157,533	—	—	157,533	156,867	—	—	156,867	149,608	—	—	149,608
Total assets	$4,502,010	$(26,353)	$29,265	$4,504,922	$4,649,914	$(31,383)	$28,693	$4,647,224	$4,743,672	$(34,074)	$29,678	$4,739,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,694,592	$—	$13,630	$1,708,222	$1,817,465	$—	$12,579	$1,830,044	$1,976,533	$—	$7,841	$1,984,374
Accrued liabilities	236,227	2,100	15,635	253,962	314,648	1,669	16,114	332,431	303,076	1,299	21,837	326,212
Accrued payroll and related benefits	115,738	—	—	115,738	116,794	—	—	116,794	133,319	—	—	133,319
Short-term debt, including current portion of long-term debt	18,750	—	—	18,750	18,750	—	—	18,750	18,750	—	—	18,750
Total current liabilities	2,065,307	2,100	29,265	2,096,672	2,267,657	1,669	28,693	2,298,019	2,431,678	1,299	29,678	2,462,655
Long-term liabilities:
Long-term debt	307,160	—	—	307,160	302,751	—	—	302,751	298,345	—	—	298,345
Other	248,326	—	—	248,326	241,416	—	—	241,416	209,716	—	—	209,716
Total long-term liabilities	555,486	—	—	555,486	544,167	—	—	544,167	508,061	—	—	508,061
Contingencies (Note 11)
Stockholders’ equity	1,881,217	(28,453)	—	1,852,764	1,838,090	(33,052)	—	1,805,038	1,803,933	(35,373)	—	1,768,560
Total liabilities and stockholders’ equity	$4,502,010	$(26,353)	$29,265	$4,504,922	$4,649,914	$(31,383)	$28,693	$4,647,224	$4,743,672	$(34,074)	$29,678	$4,739,276

Consolidated Statements of Income

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Income for the three months ended January 1, 2022, April 2, 2022 and July 2, 2022.

	Three Months Ended
	January 1, 2022				April 2, 2022				July 2, 2022
	Previously	Investigation	Other		Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(Unaudited) (In thousands)
Net sales	$1,757,325	$(999)	$—	$1,756,326	$1,911,530	$3,540	$—	$1,915,070	$2,019,059	$4,302	$—	$2,023,361
Cost of sales	1,612,836	2,193	—	1,615,029	1,759,083	9,492	—	1,768,575	1,853,870	7,306	—	1,861,176
Gross profit	144,489	(3,192)	—	141,297	152,447	(5,952)	—	146,495	165,189	(3,004)	—	162,185
Operating expenses:
Selling, general and administrative	61,475	—	—	61,475	61,817	—	—	61,817	61,506	—	—	61,506
Research and development	4,777	—	—	4,777	5,472	—	—	5,472	5,071	—	—	5,071
Restructuring and other	1,414	—	—	1,414	2,932	—	—	2,932	3,994	—	—	3,994
Gain on sale of long-lived assets	(4,610)	—	—	(4,610)		—	—	—		—	—	—
Total operating expenses	63,056	—	—	63,056	70,221	—	—	70,221	70,571	—	—	70,571

Operating income	81,433	(3,192)	—	78,241	82,226	(5,952)	—	76,274	94,618	(3,004)	—	91,614
												—
Interest income	309	—	—	309	349	—	—	349	540	—	—	540
Interest expense	(4,877)	—	—	(4,877)	(4,870)	—	—	(4,870)	(5,615)	—	—	(5,615)
Other income (expense), net	2,072	—	—	2,072	(1,408)	—	—	(1,408)	(7,774)	—	—	(7,774)
Interest and other, net	(2,496)	—	—	(2,496)	(5,929)	—	—	(5,929)	(12,849)	—	—	(12,849)

Income before income taxes	78,937	(3,192)	—	75,745	76,297	(5,952)	—	70,345	81,769	(3,004)	—	78,765
Provision for income taxes	20,303	(735)	—	19,568	23,077	(1,353)	—	21,724	2,226	(683)	—	1,543
Net income	$58,634	$(2,457)	$—	$56,177	$53,220	$(4,599)	$—	$48,621	$79,543	$(2,321)	$—	$77,222

Net income per share:
Basic	$0.91	$(0.04)	$—	$0.87	$0.85	$(0.08)	$—	$0.77	$1.33	$(0.04)	$—	$1.29
Diluted	$0.89	$(0.04)	$—	$0.85	$0.83	$(0.07)	$—	$0.76	$1.29	$(0.04)	$—	$1.25

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Income for the six and nine months ended April 2, 2022 and July 2, 2022, respectively.

	Six Months Ended				Nine Months Ended
	April 2, 2022				July 2, 2022
	Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(Unaudited) (In thousands)
Net sales	$3,668,855	$2,541	$—	$3,671,396	$5,687,914	$6,843	$—	$5,694,757
Cost of sales	3,371,919	11,685	—	3,383,604	5,225,789	18,991	—	5,244,780
Gross profit	296,936	(9,144)	—	287,792	462,125	(12,148)	—	449,977
Operating expenses:
Selling, general and administrative	123,292	—	—	123,292	184,798	—	—	184,798
Research and development	10,249	—	—	10,249	15,320	—	—	15,320
Restructuring and other	4,346	—	—	4,346	8,340	—	—	8,340
Gain on sale of long-lived assets	(4,610)	—	—	(4,610)	(4,610)	—	—	(4,610)
Total operating expenses	133,277	—	—	133,277	203,848	—	—	203,848

Operating income	163,659	(9,144)	—	154,515	258,277	(12,148)	—	246,129

Interest income	658	—	—	658	1,198	—	—	1,198
Interest expense	(9,747)	—	—	(9,747)	(15,362)	—	—	(15,362)
Other income (expense), net	664	—	—	664	(7,110)	—	—	(7,110)
Interest and other, net	(8,425)	—	—	(8,425)	(21,274)	—	—	(21,274)

Income before income taxes	155,234	(9,144)	—	146,090	237,003	(12,148)	—	224,855
Provision for income taxes	43,380	(2,088)	—	41,292	45,606	(2,771)	—	42,835
Net income	$111,854	$(7,056)	$—	$104,798	$191,397	$(9,377)	$—	$182,020

Net income per share:
Basic	$1.76	$(0.11)	$—	$1.65	$3.07	$(0.15)	$—	$2.92
Diluted	$1.71	$(0.11)	$—	$1.60	$2.98	$(0.15)	$—	$2.83

Consolidated Statements of Cash Flows

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Cash Flows for the periods indicated below.

	Three Months Ended				Six Months Ended				Nine Months Ended
	January 1, 2022				April 2, 2022				July 2, 2022
	Previously	Investigation	Other		Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(Unaudited) (In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$58,634	$(2,457)	$—	$56,177	$111,854	$(7,056)	$—	$104,798	$191,397	$(9,377)	$—	$182,020
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,465	—	—	27,465	55,032	—	—	55,032	82,097	—	—	82,097
Stock-based compensation expense	9,032	—	—	9,032	18,362	—	—	18,362	29,045	—	—	29,045
Deferred income taxes	6,707	(648)	—	6,059	11,071	(1,898)	—	9,173	18,522	(2,529)	—	15,993
Impairment of goodwill and other assets	—	—	—	—	—	—	—	—	1,848	—	—	1,848
Loss on sale of intellectual property
Other, net	(3,638)	—	—	(3,638)	(1,903)	—	—	(1,903)	(3,146)	—	—	(3,146)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(106,972)	—	316	(106,656)	(79,705)	—	397	(79,308)	(39,850)	—	(426)	(40,276)
Contract assets	(15,666)	3,064	(2,791)	(15,393)	(68,545)	4,804	(3,351)	(67,092)	(110,565)	6,210	(8,251)	(112,606)
Inventories	(207,300)	88	(6,066)	(213,278)	(403,396)	4,628	(5,015)	(403,783)	(559,118)	6,544	(277)	(552,851)
Prepaid expenses and other assets	(2,939)	—	—	(2,939)	(11,334)	—	—	(11,334)	(13,269)	—	—	(13,269)
Accounts payable	234,525	—	6,066	240,591	357,176	—	5,015	362,191	507,632	—	277	507,909
Accrued liabilities	68,452	(47)	2,475	70,880	158,661	(478)	2,954	161,137	144,363	(848)	8,677	152,192
Cash provided by operating activities	$68,300	$—	$—	$68,300	$147,273	$—	$—	$147,273	$248,956	$—	$—	$248,956

Consolidated Balance Sheets

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Balance Sheets as of January 2, 2021, April 3, 2021 and July 3, 2021.

	As of
	January 2, 2021				April 3, 2021				July 3, 2021
	Previously	Investigation	Other		Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(Unaudited) (In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$516,030	$—	$—	$516,030	$575,176	$—		$575,176	$623,844	$—	$—	$623,844
Accounts receivable, net of allowances	1,108,472	-	4,453	1,112,925	1,122,962	-	1,876	1,124,838	1,153,813	—	1,440	1,155,253
Contract assets	350,049	(9,427)	17,367	357,989	334,957	(27,204)	14,194	321,947	345,096	(29,357)	17,699	333,438
Inventories	819,474	—	—	819,474	785,406	—		785,406	892,633	—	—	892,633
Prepaid expenses and other current assets	48,851	—	—	48,851	38,584	—		38,584	50,446	—	—	50,446
Total current assets	2,842,876	(9,427)	21,820	2,855,269	2,857,085	(27,204)	16,070	2,845,951	3,065,832	(29,357)	19,139	3,055,614
Property, plant and equipment, net	541,188	-	(14,543)	526,645	529,651	-	(14,448)	515,203	550,038	—	(14,353)	535,685
Deferred tax assets	269,803	2,074	(690)	271,187	259,943	6,649	—	266,592	241,069	6,991	—	248,060
Other	125,867	-	14,543	140,410	123,550	-	14,448	137,998	145,651	—	14,353	160,004
Total assets	$3,779,734	$(7,353)	$21,130	$3,793,511	$3,770,229	$(20,555)	$16,070	$3,765,744	$4,002,590	$(22,366)	$19,139	$3,999,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,143,431	$—	$—	$1,143,431	$1,108,994	$—	$—	$1,108,994	$1,296,005	$—	$—	$1,296,005
Accrued liabilities	190,797	(136)	18,920	209,581	176,148	3,621	16,070	195,839	149,236	2,990	19,139	171,365
Accrued payroll and related benefits	120,469	—	—	120,469	114,704	—	—	114,704	123,365	—	—	123,365
Short-term debt, including current portion of long-term debt	18,750	—	—	18,750	18,750	—	—	18,750	18,750	—	—	18,750
Total current liabilities	1,473,447	(136)	18,920	1,492,231	1,418,596	3,621	16,070	1,438,287	1,587,356	2,990	19,139	1,609,485
Long-term liabilities:
Long-term debt	324,825	—	—	324,825	320,405	—	—	320,405	315,987	—	—	315,987
Other	303,514	—	—	303,514	296,121	—	—	296,121	260,132	—	—	260,132
Total long-term liabilities	628,339	—	—	628,339	616,526	—	—	616,526	576,119	—	—	576,119
Contingencies (Note 11)
Stockholders’ equity	1,677,948	(7,217)	2,210	1,672,941	1,735,107	(24,176)	—	1,710,931	1,839,115	(25,356)	—	1,813,759
Total liabilities and stockholders’ equity	$3,779,734	$(7,353)	$21,130	$3,793,511	$3,770,229	$(20,555)	$16,070	$3,765,744	$4,002,590	$(22,366)	$19,139	$3,999,363

Consolidated Statements of Income

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Income for the periods indicated below.

	January 2, 2021				April 3, 2021				July 3, 2021
	Previously	Investigation	Other		Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(Unaudited) (In thousands)
Net sales	$1,755,249	$735	$—	$1,755,984	$1,699,677	$(21,180)	$—	$1,678,497	$1,657,741	$(4,475)	$—	$1,653,266
Cost of sales	1,614,014	1,619	—	1,615,633	1,556,579	933	—	1,557,512	1,521,151	(2,951)	—	1,518,200
Gross profit	141,235	(884)	—	140,351	143,098	(22,113)	—	120,985	136,590	(1,524)	—	135,066
Operating expenses:
Selling, general and administrative	58,967	—	—	58,967	61,142	—	—	61,142	57,438	—	—	57,438
Research and development	4,805	—	—	4,805	5,353	—	—	5,353	5,269	—	—	5,269
Restructuring and other	1,904	—	—	1,904	11,880	—	—	11,880	(382)	—	—	(382)
Total operating expenses	65,676	—	—	65,676	78,375	—	—	78,375	62,325	—	—	62,325

Operating income	75,559	(884)	—	74,675	64,723	(22,113)	—	42,610	74,265	(1,524)	—	72,741

Interest income	230	—	—	230	244	—	—	244	217	—	—	217
Interest expense	(4,954)	—	—	(4,954)	(4,880)	—	—	(4,880)	(4,823)	—	—	(4,823)
Other income (expense), net	1,867	—	2,900	4,767	6,143	—	(2,900)	3,243	29,258	—	—	29,258
Interest and other, net	(2,857)	—	2,900	43	1,507	—	(2,900)	(1,393)	24,652	—	—	24,652

Income before income taxes	72,702	(884)	2,900	74,718	66,230	(22,113)	(2,900)	41,217	98,917	(1,524)	—	97,393
Provision for income taxes	24,681	(211)	690	25,160	19,193	(5,154)	(690)	13,349	(18,458)	(344)	—	(18,802)
Net income	$48,021	$(673)	$2,210	$49,558	$47,037	$(16,959)	$(2,210)	$27,868	$117,375	$(1,180)	$—	$116,195

Net income per share:
Basic	$0.74	$(0.01)	$0.03	$0.76	$0.72	$(0.26)	$(0.03)	$0.43	$1.79	$(0.01)	$—	$1.78
Diluted	$0.72	$(0.01)	$0.03	$0.74	$0.70	$(0.26)	$(0.03)	$0.42	$1.74	$(0.01)	$—	$1.73

	Six Months Ended				Nine Months Ended
	April 3, 2021				July 3, 2021
	Previously	Investigation	Other	As	Previously	Investigation	Other	As
	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated

	(Unaudited) (In thousands)
Net sales	$3,454,926	$(20,445)	$—	$3,434,481	$5,112,667	$(24,920)	$—	$5,087,747
Cost of sales	3,170,593	2,552	—	3,173,145	4,691,744	(399)	—	4,691,345
Gross profit	284,333	(22,997)	—	261,336	420,923	(24,521)	—	396,402
Operating expenses:
Selling, general and administrative	120,109	—	—	120,109	177,547	—	—	177,547
Research and development	10,158	—	—	10,158	15,427	—	—	15,427
Restructuring and other	13,784	—	—	13,784	13,402	—	—	13,402
Total operating expenses	144,051	—	—	144,051	206,376	—	—	206,376

Operating income	140,282	(22,997)	—	117,285	214,547	(24,521)	—	190,026

Interest income	474	—	—	474	691	—	—	691
Interest expense	(9,834)	—	—	(9,834)	(14,657)	—	—	(14,657)
Other income (expense), net	8,010	—	—	8,010	37,268	—	—	37,268
Interest and other, net	(1,350)	—	—	(1,350)	23,302	—	—	23,302

Income before income taxes	138,932	(22,997)	—	115,935	237,849	(24,521)	—	213,328
Provision for income taxes	43,874	(5,365)	—	38,509	25,416	(5,709)	—	19,707
Net income	$95,058	$(17,632)	$—	$77,426	$212,433	$(18,812)	$—	$193,621

Net income per share:
Basic	$1.46	$(0.27)	$—	$1.19	$3.25	$(0.29)	$—	$2.96
Diluted	$1.42	$(0.26)	$—	$1.16	$3.17	$(0.28)	$—	$2.89

Consolidated Statements of Cash Flows

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Cash Flows for the periods indicated below.

	Three Months Ended				Six Months Ended				Nine Months Ended
	January 2, 2021				April 3, 2021				July 3, 2021
	Previously	Investigation	Other		Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(Unaudited) (In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$48,021	$(673)	$2,210	$49,558	$95,058	$(17,632)	$—	$77,426	$212,433	$(18,812)	$—	$193,621
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,635	—	—	27,635	54,831	—	—	54,831	82,204	—	—	82,204
Stock-based compensation expense	8,208	—	—	8,208	17,432	—	—	17,432	26,147	—	—	26,147
Deferred income taxes	3,447	(279)	690	3,858	13,641	(4,854)	—	8,787	32,142	(5,196)	—	26,946
Gain on sale of intellectual property	—	—	—	—	—	—	—	—	(15,000)	—	—	(15,000)
Gain on liquidation of foreign entity	—	—	—	—	—	—	—	—	(8,263)	—	—	(8,263)
Impairment of goodwill and other asset	—	—	—	—	—	—	—	—	—	—	—	—
Other, net	(99)	—	—	(99)	(19)	—	—	(19)	(633)	—	—	(633)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(64,217)	—	(2,744)	(66,961)	(79,166)	—	(167)	(79,333)	(108,277)	—	269	(108,008)
Contract assets	46,534	(15,009)	(2,845)	28,680	61,626	2,768	328	64,722	51,487	4,921	(3,177)	53,231
Inventories	42,282	15,187	—	57,469	75,303	15,187	—	90,490	(22,606)	15,187	—	(7,419)
Prepaid expenses and other assets	(9,400)	706	—	(8,694)	1,359	706	—	2,065	(3,574)	706	—	(2,868)
Accounts payable	(66,657)	—	—	(66,657)	(99,525)	—	—	(99,525)	61,524	—	—	61,524
Accrued liabilities	26,057	68	2,689	28,814	2,360	3,825	(161)	6,024	(60,963)	3,194	2,908	(54,861)
Cash provided by operating activities	$61,811	$—	$—	$61,811	$142,900	$—	$—	$142,900	$246,621	$—	$—	$246,621

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

At the time the Original Form 10-K was filed on November 10, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2022. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 1, 2022 because of the material weaknesses in our internal control over financial reporting discussed below.

(b)	Management’s Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We identified material weaknesses in the control environment at one of our divisions due to this division maintaining an inappropriate tone at the top. Specifically, division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process. Additionally, we did not maintain a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with our financial reporting requirements. These material weaknesses contributed to an additional material weakness that the division did not design and maintain effective controls over the quarterly contract estimate review process, which lead to the failure to timely and appropriately record adjustments to quarterly estimates.

These material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and for the quarterly fiscal periods included in such fiscal years and for the first fiscal quarter ended December 31, 2022. Additionally, these material weaknesses could result in misstatements of the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, including the misstatements that required the filing of this Form 10-K/A.

In Management’s Report on Internal Control Over Financial Reporting, included in our original Annual Report on Form 10-K for the fiscal year ended October 1, 2022, our management previously concluded that we maintained effective internal control over financial reporting as of October 1, 2022. Our management subsequently concluded that the material weaknesses described above existed as of October 1, 2022. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of October 1, 2022. Accordingly, our management has restated this report on internal control over financial reporting in order to disclose the material weaknesses described herein.

The effectiveness of our internal control over financial reporting as of October 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)Remediation Plan

Management intends to remediate the material weaknesses described above primarily by ensuring that relevant program management and finance personnel possess sufficient knowledge and experience and are sufficiently engaged to identify, escalate and drive closure of matters that could impact estimated long-term customer program costs and require the recording of additional expenses in the Company’s financial statements. This is expected to be achieved through replacements or new hires and organizational realignment, whereby financial analysts whose duties include assessing these estimates will report to senior finance personnel rather than program management. In addition, management believes the recent hiring of a senior division controller for the affected division with significant experience in accounting for the long-term contracts at issue will assist in the remediation of the controls in question.

We believe these measures, and others that may be implemented, will remediate the material weaknesses in internal control over financial reporting described above.

The material weaknesses will not be considered formally remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

(d)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)Financial Statements. The following financial statements are filed under Item 8 hereof as part of this report:

(2)

Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts, Years Ended October 1, 2022, October 2, 2021 and October 3, 2020

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)	Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware and effective November 15, 2012.
3.8(8)	Certificate of Amendment of Amended and Restated Bylaws dated December 7, 2015
4.1(9)	Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(10)	Description of the Registrant’s Securities
10.1(11)*	Intentionally omitted
10.2(12)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.3(13)*	Revised form of Officer and Director Indemnification Agreement.
10.4(14)*	2009 Incentive Plan, as amended on March 5, 2018.
10.5(15)*	Intentionally omitted
10.6(16)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.7(17)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.8(18)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.9(19)*	Form of Change of Control Severance Benefit Agreement.
10.10(20)	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.11(21)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
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
10.40(39)

Fifth Amended and Restated Credit Agreement dated as of September 27, 2022 by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.41(39)

Second Amended and Restated Security Agreement dated as of September 27, 2022 by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation parties thereto and Bank of America, N.A., as Administrative Agent.

10.42(39)±

Joinder Agreement and Amendment No. 7 to the Receivables Purchase Agreement, dated as of July 28, 2022, among Sanmina Corporation, Sanmina-SCI Systems Singapore Ptd. Ltd., Sanmina-SCI Systems Malaysia Sdn. Bhd., MUFG Bank Ltd., Wells Fargo Bank, N.A. and Bank of the West.

14.1(40)	Code of Business Conduct and Ethics of the Registrant
21.1(39)	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
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

32.1(41)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(41)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Compensatory plan in which an executive officer or director participates.
‡	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment and this exhibit has been filed separately with the SEC.

±	Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.
(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.
(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to Registrant’s Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC on November 8, 2019.
(11)	Intentionally omitted
(12)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(13)	Incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(14)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018, filed with the SEC on November 15, 2018.
(15)	Intentionally omitted
(16)	Incorporated by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(17)	Incorporated by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(18)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009
(19)	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(20)	Incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(21)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014, filed with the SEC on April 28, 2014.
(22)	Incorporated by reference to Current Report on Form 8-K filed by the Registrant with the SEC on May 21, 2014.
(23)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, filed with the SEC on July 24, 2015.
(24)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first fiscal quarter ended December 29, 2018, filed with the SEC on February 7, 2019.
(25)	Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(26)	Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.

(27)	Intentionally omitted
(28)	Intentionally omitted
(29)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 13, 2017.
(30)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed with the SEC on May 2, 2018.
(31)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
(32)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed with the SEC on May 2, 2019.
(33)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022 filed with the SEC on May 4, 2022.
(34)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 filed with the SEC on August 1, 2019.
(35)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2019 filed with the SEC on January 30, 2020.
(36)	Incorporated by reference to same numbered exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, filed with the SEC on November 13, 2020.
(37)	Incorporated by reference to same number exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2021, filed with the SEC on February 4, 2021.
(38)	Incorporated by reference to same number exhibit to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2022, filed with the SEC on February 2, 2022.
(39)	Incorporated by reference to same numbered exhibit to the Original Form 10-K, filed with the SEC on November 10, 2022.
(40)	Incorporated by reference to same numbered exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, filed with the SEC on November 12, 2021.
(41)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanmina Corporation (Registrant)

By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer

Date: May 19, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JURE SOLA	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2023
Jure Sola

/s/ KURT ADZEMA	Chief Financial Officer (Principal Financial Officer)	May 19, 2023
Kurt Adzema

*	Controller (Principal Accounting Officer)	May 19, 2023
Brent Billinger

*	Director	May 19, 2023
Eugene A. Delaney

*	Director	May 19, 2023
John P. Goldsberry

/s/ DAVID V. HEDLEY III	Director	May 19, 2023
David V. Hedley III

*	Director	May 19, 2023
Susan Johnson

*	Director	May 19, 2023
Joseph Licata

*	Director	May 19, 2023
Krish Prabhu

*	Director	May 19, 2023
Mario M. Rosati

* By:

/s/ KURT ADZEMA

Kurt Adzema

Attorney-in-Fact

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