Form 10-Q/A
period 2022-12-31
SANMINA CORP
filed 2023-05-22
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

As of May 3, 2023, there were 58,168,859 shares outstanding of the issuer’s common stock, $0.01 par value per share.

EXPLANATORY NOTE

Sanmina Corporation (“we” or “Sanmina” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2023 (the “Original Form 10-Q”). Except as described below, no other information included in the Original Form 10-Q is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original Form 10-Q.

Restatement Background

One of the Company’s divisions, which accounts for approximately 3% of the Company’s total revenue on an annual basis and is part of its Components, Products and Services business (the “division”), primarily enters into long-term fixed price customer contracts on a project basis. The rules under U.S. generally accepted accounting principles require that the estimated amount of revenue and profit expected to be realized upon completion of a profitable contract is recognized over the life of the contract. However, if a contract is expected to be unprofitable upon completion, 100% of the loss must be recognized in the period in which it is initially estimated that a contract will result in a loss upon completion. To the extent a contract has any actual or anticipated cost overruns, the Company may have the ability to seek recovery from its customers.

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

Additionally, the Audit Committee concluded that management’s report on internal control over financial reporting for the fiscal year ended October 1, 2022, the opinion of PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accounting firm, on the consolidated financial statements for fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022, as well as PwC’s opinion on the effectiveness of the Company’s internal control over financial reporting as of October 1, 2022, should also no longer be relied upon. Additionally, the Company’s management has concluded that in light of the findings described above, the Company’s disclosure controls and procedures for the Affected Periods were not effective.

Restatement of Consolidated Financial Statements

This Form 10-Q/A includes unaudited restated quarterly financial information for the fiscal quarters ended December 31, 2022, October 1, 2022 and January 1, 2022. In addition to correcting the misstatements identified by the Investigation as described above, the unaudited restated quarterly financial information for the fiscal quarters ended December 31, 2022, October 1, 2022 and January 1, 2022 included herein also includes corrections that relate primarily to uncorrected balance sheet misstatements in previously filed financial statements that were not material, individually or in the aggregate, to those previously filed financial statements. The impact of these misstatements is included in the amounts referenced above.

For additional information on the unaudited restated quarterly financial information for the for the fiscal quarters ended December 31, 2022, October 1, 2022 and January 1, 2022, see Note 1 of “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q/A.

This Form 10-Q/A also amends and restates the following items included in the Original Form 10-Q as appropriate to reflect the restatement and revision of the relevant periods: “Item 1-Interim Financial Statements (Unaudited)”; “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Item 4-Controls and Procedures”; and “Item 6-Exhibits.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as discussed above and as further described in Note 1 of “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q/A, the Company has not modified or updated the disclosures presented in this 10-Q/A. Accordingly, this 10-Q/A does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	October 1,
	2022	2022

	(Restated) (Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$735,314	$529,857
Accounts receivable, net of allowances of approximately $8 million as of December 31, 2022 and October 1, 2022	1,308,651	1,138,894
Contract assets	484,470	475,721
Inventories	1,700,388	1,684,099
Prepaid expenses and other current assets	80,675	62,044
Total current assets	4,309,498	3,890,615
Property, plant and equipment, net	591,155	575,170
Deferred tax assets	199,621	209,554
Other	171,886	160,192
Total assets	$5,272,160	$4,835,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,139,445	$2,041,434
Accrued liabilities	295,278	281,599
Accrued payroll and related benefits	135,880	130,892
Short-term debt, including current portion of long-term debt	17,500	17,500
Total current liabilities	2,588,103	2,471,425
Long-term liabilities:
Long-term debt	325,007	329,237
Other	223,376	215,333
Total long-term liabilities	548,383	544,570
Contingencies (Note 8)
Stockholders’ equity	2,135,674	1,819,536
Total liabilities and stockholders’ equity	$5,272,160	$4,835,531

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(Restated) (Unaudited)
	(In thousands, except per share data)
Net sales	$2,355,808	$1,756,326
Cost of sales	2,160,422	1,615,029
Gross profit	195,386	141,297

Operating expenses:
Selling, general and administrative	60,730	61,475
Research and development	5,599	4,777
Restructuring and other	631	1,414
Gain on sale of long-lived assets	—	(4,610)
Total operating expenses	66,960	63,056

Operating income	128,426	78,241

Interest income	2,933	309
Interest expense	(8,681)	(4,877)
Other income (expense), net	(6,712)	2,072
Interest and other, net	(12,460)	(2,496)

Income before income taxes	115,966	75,745
Provision for income taxes	20,852	19,568
Net income before noncontrolling interest	95,114	56,177
Less: Net income attributable to noncontrolling interest	3,100	—
Net income attributable to common shareholders	$92,014	$56,177

Net income attributable to common shareholders per share:
Basic	$1.59	$0.87
Diluted	$1.54	$0.85
Weighted average shares used in computing per share amounts:
Basic	57,727	64,399
Diluted	59,867	66,233

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(Restated) (Unaudited)
	(In thousands)
Net income before noncontrolling interest	$95,114	$56,177
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	6,183	(2,047)
Derivative financial instruments:
Change in net unrealized amount	4,469	1,964
Amount reclassified into net income before noncontrolling interest	(3,296)	2,063
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(751)	478
Amortization of actuarial losses and transition costs	345	238
Total other comprehensive income	6,950	2,696
Comprehensive income before noncontrolling interest	$102,064	$58,873
Less: Net income attributable to noncontrolling interest	3,100	—
Comprehensive income attributable to common shareholders	$98,964	$58,873

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(Restated) (Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,381,348	$6,339,506
Issuances under stock plans	173	1,050
Stock-based compensation expense	11,609	9,032
Sale of noncontrolling interest	78,169	—
Balance, end of period	6,471,299	6,349,588
Treasury Stock
Balance, beginning of period	(1,378,159)	(1,047,202)
Repurchases of treasury stock	(8,009)	(68,823)
Balance, end of period	(1,386,168)	(1,116,025)
Accumulated Other Comprehensive Income
Balance, beginning of period	56,325	40,690
Other comprehensive income	6,950	2,696
Balance, end of period	63,275	43,386
Accumulated Deficit
Balance, beginning of period	(3,239,978)	(3,480,362)
Net income attributable to common shareholders	92,014	56,177
Balance, end of period	(3,147,964)	(3,424,185)
Noncontrolling Interest
Balance, beginning of period	—	—
Sale of noncontrolling interest	132,132	—
Net income attributable to noncontrolling interest	3,100	—
Balance, end of period	135,232	—
Total stockholders’ equity	$2,135,674	$1,852,764

Common Stock Shares Outstanding
Number of shares, beginning of period	110,160	108,734
Issuances under stock plans	342	784
Number of shares, end of period	110,502	109,518
Treasury Shares
Number of shares, beginning of period	(52,766)	(44,427)
Repurchases of treasury stock	(136)	(1,771)
Number of shares, end of period	(52,902)	(46,198)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(Restated) (Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$95,114	$56,177
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	28,536	27,465
Stock-based compensation expense	11,609	9,032
Deferred income taxes	9,428	6,059
Other, net	(311)	(3,638)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(166,333)	(106,656)
Contract assets	(8,749)	(15,393)
Inventories	(11,965)	(213,278)
Prepaid expenses and other assets	(27,657)	(2,939)
Accounts payable	89,365	240,591
Accrued liabilities	18,187	70,880
Cash provided by operating activities	37,224	68,300
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37,060)	(25,376)
Proceeds from sales of property, plant and equipment	530	8,014
Purchases of investments	(800)	—
Cash used in investing activities	(37,330)	(17,362)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(4,375)	(4,688)
Proceeds from revolving credit facility borrowings	737,200	16,000
Repayments of revolving credit facility borrowings	(737,200)	(16,000)
Net proceeds from stock issuances	173	1,050
Repurchases of common stock	(8,009)	(68,823)
Proceeds from sale of noncontrolling interest	215,799	—
Cash provided by (used in) financing activities	203,588	(72,461)

Effect of exchange rate changes	1,975	(786)
Increase (decrease) in cash and cash equivalents	205,457	(22,309)
Cash and cash equivalents at beginning of period	529,857	650,026
Cash and cash equivalents at end of period	$735,314	$627,717

Cash paid during the period for:
Interest, net of capitalized interest	$6,772	$2,479
Income taxes, net of refunds	$9,507	$5,569
Unpaid purchases of property, plant and equipment at the end of period	$43,648	$17,431

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

The following tables present the impact of the financial statement adjustments on the Company’s previously reported consolidated financial statements for the three months ended December 31, 2022 and January 1, 2022. The “Previously Reported” amounts in the following tables are amounts derived from the Original Form 10-Q for the quarter ended December 31, 2022. The amounts in columns labeled “Investigation Adjustments” represent the effect of adjustments resulting from the Investigation and the amounts in columns labeled “Other Adjustments” represent the effect of other adjustments that relate primarily to uncorrected balance sheet misstatements in previously filed financial statements and were not material, individually or in the aggregate, to those previously filed financial statements. The effects of the restatement, including the related income tax impacts, have been corrected in all impacted tables and footnotes throughout these consolidated financial statements. The only impact to the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Stockholders’ Equity was to net income.

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

Other Adjustments primarily correct balance sheet misstatements related to inventory cut-off and advance payments from customers.

The following tables present the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Income for the three months ended December 31, 2022 and January 1, 2022.

	Three Months Ended				Three Months Ended
	December 31, 2022				January 1, 2022
	(Unaudited)				(Unaudited)
	Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands, except per share data)
Net sales	$2,361,361	$(5,553)	$—	$2,355,808	$1,757,325	$(999)	$—	$1,756,326
Cost of sales	2,170,654	(10,232)	—	2,160,422	1,612,836	2,193	—	1,615,029
Gross profit	190,707	4,679	—	195,386	144,489	(3,192)	—	141,297

Operating expenses:
Selling, general and administrative	60,730	—	—	60,730	61,475	—	—	61,475
Research and development	5,599	—	—	5,599	4,777	—	—	4,777
Restructuring and other	631	—	—	631	1,414	—	—	1,414
Gain on sale of long-lived assets	—	—	—	—	(4,610)	—	—	(4,610)
Total operating expenses	66,960	—	—	66,960	63,056	—	—	63,056

Operating income	123,747	4,679	—	128,426	81,433	(3,192)	—	78,241

Interest income	2,933	—	—	2,933	309	—	—	309
Interest expense	(8,681)	—	—	(8,681)	(4,877)	—	—	(4,877)
Other income (expense), net	(6,712)	—	—	(6,712)	2,072	—	—	2,072
Interest and other, net	(12,460)	—	—	(12,460)	(2,496)	—	—	(2,496)

Income before income taxes	111,287	4,679	—	115,966	78,937	(3,192)	—	75,745
Provision for income taxes	19,788	1,064	—	20,852	20,303	(735)	—	19,568
Net income before noncontrolling interest	91,499	3,615	—	95,114	58,634	(2,457)	—	56,177
Less: Net income due to noncontrolling interest	3,100	—	—	3,100	—	—	—	—
Net income due to common shareholders	$88,399	$3,615	$—	$92,014	$58,634	$(2,457)	$—	$56,177

Net income due to common shareholders per share:
Basic	$1.53	$0.06	$—	$1.59	$0.91	$(0.04)	$—	$0.87
Diluted	$1.48	$0.06	$—	$1.54	$0.89	$(0.04)	$—	$0.85

Weighted average shares used in computing per share amounts:
Basic	57,727	—	—	57,727	64,399	—	—	64,399
Diluted	59,867	—	—	59,867	66,233	—	—	66,233

The following tables present the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Balance Sheets as of December 31, 2022 and October 1, 2022.

	As of				As of
	December 31, 2022				October 1, 2022
	(Unaudited)				(Unaudited)
	Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$735,314	$—	$—	$735,314	$529,857	$—	$—	$529,857
Accounts receivable, net of allowances	1,308,651	—	—	1,308,651	1,138,894	—	—	1,138,894
Contract assets	501,893	(17,423)	—	484,470	503,674	(27,953)	—	475,721
Inventories	1,728,000	(27,612)	—	1,700,388	1,691,081	(21,705)	14,723	1,684,099
Prepaid expenses and other current assets	80,675	—	—	80,675	62,044	—	—	62,044
Total current assets	4,354,533	(45,035)	—	4,309,498	3,925,550	(49,658)	14,723	3,890,615
Property, plant and equipment, net	591,155	—	—	591,155	575,170	—	—	575,170
Deferred tax assets	189,638	9,983	—	199,621	198,588	10,966	—	209,554
Other	171,886	—	—	171,886	160,192	—	—	160,192
Total assets	$5,307,212	$(35,052)	$—	$5,272,160	$4,859,500	$(38,692)	$14,723	$4,835,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,139,445	$—	$—	$2,139,445	$2,029,534	$—	$11,900	$2,041,434
Accrued liabilities	292,212	1,466	1,600	295,278	275,735	1,441	4,423	281,599
Accrued payroll and related benefits	135,880	—	—	135,880	130,892	—	—	130,892
Short-term debt, including current portion of long-term debt	17,500	—	—	17,500	17,500	—	—	17,500
Total current liabilities	2,585,037	1,466	1,600	2,588,103	2,453,661	1,441	16,323	2,471,425
Long-term liabilities:
Long-term debt	325,007	—	—	325,007	329,237	—	—	329,237
Other	223,376	—	—	223,376	215,333	—	—	215,333
Total long-term liabilities	548,383	—	—	548,383	544,570	—	—	544,570
Contingencies (Note 8)
Stockholders’ equity	2,173,792	(36,518)	(1,600)	2,135,674	1,861,269	(40,133)	(1,600)	1,819,536
Total liabilities and stockholders’ equity	$5,307,212	$(35,052)	$—	$5,272,160	$4,859,500	$(38,692)	$14,723	$4,835,531

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the three month period ended December 31, 2022 and January 1, 2022. There were no adjustments to cash flows provided by (used in) investing or financing activities for the three month period ended December 31, 2022 and January 1, 2022.

	Three Months Ended				Three Months Ended
	December 31, 2022				January 1, 2022
	(Unaudited)				(Unaudited)
	Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$91,499	$3,615	$—	$95,114	$58,634	$(2,457)	$—	$56,177
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	28,536	—	—	28,536	27,465	—	—	27,465
Stock-based compensation expense	11,609	—	—	11,609	9,032	—	—	9,032
Deferred income taxes	8,445	983	—	9,428	6,707	(648)	—	6,059
Other, net	(311)	—	—	(311)	(3,638)	—	—	(3,638)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(166,333)	—	—	(166,333)	(106,972)	—	316	(106,656)
Contract assets	1,781	(10,530)	—	(8,749)	(15,666)	3,064	(2,791)	(15,393)
Inventories	(32,595)	5,907	14,723	(11,965)	(207,300)	88	(6,066)	(213,278)
Prepaid expenses and other assets	(27,657)	—	—	(27,657)	(2,939)	—	—	(2,939)
Accounts payable	101,265	—	(11,900)	89,365	234,525	—	6,066	240,591
Accrued liabilities	20,985	25	(2,823)	18,187	68,452	(47)	2,475	70,880
Cash provided by operating activities	$37,224	$—	$—	$37,224	$68,300	$—	$—	$68,300

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 1, 2022 that are included in Amendment No. 1 on the Form 10-K/A to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2023.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in total estimated costs at completion. Additionally, the Company evaluates whether contract modifications for claims have been approved and, if so, estimates the amount, if any, of variable consideration that can be included in the transaction price of the contract. This division is an operating segment whose results are combined with eleven other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes. During the three months ended December 31, 2022, CPS revenue and gross profit were $429 million and $67 million, respectively.

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

The Company applies the following practical expedients or policy elections under ASC 606:

●	The promised amount of consideration under a contract is not adjusted for the effects of a significant financing component because, at inception of a contract, the Company expects the period between when a good or service is transferred to a customer and when the customer pays for that good or service will generally be one year or less.
●	The Company has elected to not disclose information about remaining performance obligations that have original expected durations of one year or less, which is substantially all of the Company’s remaining performance obligations.
●	Incremental costs of obtaining a contract are not capitalized if the period over which such costs would be amortized to expense is less than one year.

Disaggregation of Revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(Restated)
	(In thousands)
Segments:
IMS	$1,927,112	$1,416,911
CPS	428,696	339,415
Total	$2,355,808	$1,756,326

End Markets:
Industrial, Defense, Medical and Automotive	$1,340,028	$1,053,972
Communications Networks and Cloud Infrastructure	1,015,780	702,354
Total	$2,355,808	$1,756,326

Geography:
Americas (1)	$1,135,751	$796,021
APAC	914,341	691,071
EMEA	305,716	269,234
Total	$2,355,808	$1,756,326
(1)	Mexico represents approximately 70% and 60% of the Americas revenue and the U.S. represents approximately 30% and 40% of the Americas revenue for the first quarter of 2023 and 2022, respectively.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 31,	October 1,
	2022	2022
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$139,297	$123,172
Number of contracts	50	50
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$512,843	$531,558
Number of contracts	42	43

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

Note 5. Debt

Long-term debt consisted of the following:

	As of
	December 31,	October 1,
	2022	2022

	(In thousands)
Term loan due 2027, net of issuance costs	$342,507	$346,737
Less: Current portion of Term Loan due 2027	17,500	17,500
Long-term debt	$325,007	$329,237

Term Loan maturities as of December 31, 2022 by fiscal year are as follows:

(In Thousands)
Remainder of 2023	$13,125
2024	13,125
2025	17,500
2026	21,875
2027	280,000
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

Note 6. Leases

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

ROU assets and lease liabilities recorded in the unaudited condensed consolidated balance sheet are as follows:

	As of
	December 31,	October 1,
	2022	2022

	(In thousands)
Other assets	$88,924	$79,495

Accrued liabilities	$19,112	$16,695
Other long-term liabilities	57,307	48,566
Total lease liabilities	$76,419	$65,261

Weighted average remaining lease term (in years)	11.86	15.74
Weighted average discount rate	3.02%	2.40%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(In thousands)
Operating lease expense (1)	$9,367	$5,910

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(In thousands)
Cash paid for operating lease liabilities	$5,549	$4,809
(1)	Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of December 31, 2022, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2023	$16,307
2024	19,081
2025	16,160
2026	12,103
2027	8,864
2028	2,355
Thereafter	8,930
Total lease payments	83,800
Less: imputed interest	7,381
Total	$76,419

Note 7. Accounts Receivable Sale Program

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

The Company’s provision for income taxes for the three months ended December 31, 2022 and January 1, 2022 was $21 million (18% of income before taxes) and $20 million (26% of income before taxes), respectively. The tax rate was lower for the three months ended December 31, 2022 due to the recognition of an $8 million tax benefit that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

Note 10. Stockholders’ Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 31,	October 1,
	2022	2022

	(In thousands)
Foreign currency translation adjustments	$70,112	$63,929
Unrealized holding gains (losses) on derivative financial instruments	5,285	4,112
Unrecognized net actuarial losses and transition costs for benefit plans	(12,122)	(11,716)
Total	$63,275	$56,325

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(Restated)
	(In thousands)
Gross sales:
IMS	$1,937,668	$1,425,010
CPS	458,093	366,278
Intersegment revenue	(39,953)	(34,962)
Net sales	$2,355,808	$1,756,326

Gross profit:
IMS	$133,337	$106,629
CPS	66,524	39,546
Total	199,861	146,175
Unallocated items (1)	(4,475)	(4,878)
Total	$195,386	$141,297
(1)	For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets and litigation settlements.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(Restated)
	(In thousands)
Net sales:
Americas (1)	$1,135,751	$796,021
APAC	914,341	691,071
EMEA	305,716	269,234
Total	$2,355,808	$1,756,326
(1)	Mexico represents approximately 70% and 60% of the Americas revenue and the U.S. represents approximately 30% and 40% of the Americas revenue for the first quarter of 2023 and 2022, respectively.

Percentage of net sales represented by ten largest customers	51%	48%
Number of customers representing 10% or more of net sales	1	1

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income due to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(Restated)
	(In thousands, except per share data)
Numerator:
Net income due to common shareholders	$92,014	$56,177

Denominator:
Weighted average common shares outstanding	57,727	64,399
Effect of dilutive stock options and restricted stock units	2,140	1,834
Denominator for diluted earnings per share	59,867	66,233

Net income due to common shareholders per share:
Basic	$1.59	$0.87
Diluted	$1.54	$0.85

Note 13. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(In thousands)
Cost of sales	$4,242	$3,783
Selling, general and administrative	7,142	5,135
Research and development	225	114
Total	$11,609	$9,032

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

Activity with respect to the Company’s restricted stock units and PSUs was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Grant Date	Contractual	Intrinsic
	Number of	Fair Value	Term	Value
	Shares	($)	(Years)	($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2022	3,280	37.11	1.35	155,049
Granted	510	60.21
Vested/Forfeited/Cancelled	(367)	34.53
Outstanding as of December 31, 2022	3,423	40.83	1.42	200,548
Expected to vest as of December 31, 2022	2,998	40.28	1.34	175,594

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

Restatement of Condensed Consolidated Financial Statements

We are filing this Form 10-Q/A to include unaudited restated quarterly financial information for the fiscal quarters ended December 31, 2022, October 1, 2022 and January 1, 2022. Refer to the “Explanatory Note” preceding Part I, Item 1 for background on the restatement, the periods impacted, control considerations, and other information, and Note 1 for information on restatement of condensed consolidated financial statements.

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

A complete description of our critical accounting policies and estimates is contained in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for such fiscal year filed with the SEC on May 19, 2023.

Results of Operations

Key Operating Results

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(Restated)
	(In thousands)
Net sales	$2,355,808	$1,756,326
Gross profit	$195,386	$141,297
Operating income	$128,426	$78,241
Net income due to common shareholders	$92,014	$56,177

Net Sales (Restated)

Sales by end market were as follows (dollars in thousands):

	Three Months Ended
	December 31,	January 1,
	2022	2022	Increase/(Decrease)

	(Restated)
Industrial, Medical, Defense and Automotive	$1,340,028	$1,053,972	$286,056	27.1%
Communications Networks and Cloud Infrastructure	1,015,780	702,354	313,426	44.6%
Total	$2,355,808	$1,756,326	$599,482	34.1%

Net sales increased 34.1% in the three months ended December 31, 2022 compared to the three months ended January 1, 2022. Sales in our communications networks and cloud infrastructure end market increased 44.6%, primarily driven by strong demand and improvement in material availability in our telecommunications end market. Sales to customers in our industrial, medical, defense and automotive end market increased 27.1% primarily due to new program wins and new program ramps in our industrial instrument and automotive end markets, as well as strong demand in our medical end market.

Gross Margin (Restated)

Gross margin increased to 8.3% for the three months ended December 31, 2022 from 8.0% for the three months ended January 1, 2022. IMS gross margin decreased to 6.9% for the first quarter of 2023, from 7.5% for the first quarter of 2022. Despite an increase in revenue, IMS gross margin decreased primarily because there was little to no markup on the increased cost of components that we were able to pass on to our customers in the first quarter of 2023 relative to the first quarter of 2022. CPS gross margin increased to 14.5% for the first quarter of 2023 from 10.8% for the first quarter of 2022, primarily due to increased volume, operational efficiencies and favorable product mix.

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

Provision for Income Taxes (Restated)

Our provision for income taxes for the three months ended December 31, 2022 and January 1, 2022 was $21 million (18% of income before taxes) and $20 million (26% of income before taxes), respectively. The tax rate was lower for the three months ended December 31, 2022 due to the recognition of an $8 million tax benefit that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

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

Net income attributable to noncontrolling interest for the three months ended December 31, 2022 was $3 million.

Liquidity and Capital Resources

	Three Months Ended
	December 31,	January 1,
	2022	2022

	(In thousands)
Net cash provided by (used in):
Operating activities	$37,224	$68,300
Investing activities	(37,330)	(17,362)
Financing activities	203,588	(72,461)
Effect of exchange rate changes on cash and cash equivalents	1,975	(786)
Increase (Decrease) in cash and cash equivalents	$205,457	$(22,309)

Key Working Capital Management Measures

	As of
	December 31,	October 1,
	2022	2022

	(Restated)
Days sales outstanding (1)	47	48
Contract asset days (2)	17	19
Inventory turns (3)	5.1	5.0
Days inventory on hand (4)	72	73
Accounts payable days (5)	88	90
Cash cycle days (6)	48	50
(1)	Days sales outstanding (a measure of how quickly we collect our accounts receivable), or “DSO”, is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.
(2)	Contract asset days (a measure of how quickly we transfer contract assets to accounts receivable) are calculated as the ratio of average contract assets to average daily net sales for the quarter.
(3)	Inventory turns (annualized) (a measure of how quickly we sell inventory) are calculated as the ratio of four times our cost of sales for the quarter to average inventory.
(4)	Days inventory on hand (a measure of how quickly we turn inventory into sales) is calculated as the ratio of average inventory for the quarter to average daily cost of sales for the quarter.
(5)	Accounts payable days (a measure of how quickly we pay our suppliers), or “DPO”, is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.
(6)	Cash cycle days (a measure of how quickly we convert investments in inventory to cash) is calculated as days inventory on hand plus days sales outstanding and contract assets days minus accounts payable days.

Cash and cash equivalents were $735 million at December 31, 2022 and $530 million at October 1, 2022. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.7 billion and $1.4 billion as of December 31, 2022 and October 1, 2022, respectively.

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

During the three months ended December 31, 2022, we generated $144 million of cash primarily from earnings, excluding non-cash items, and used $107 million of cash due primarily to increases in accounts receivable, partially offset by an increase in accounts payable and factoring of receivables. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The increase in accounts receivable is primarily attributable to an increase in sales and billings to customers for their inventory obligations. The increase in accounts payable was primarily attributable to an increase in sales and related material receipts.

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

Net cash provided for (used in) financing activities was $204 million and $(72) million for the three months ended December 31, 2022 and January 1, 2022, respectively. During the three months ended December 31, 2022, we received $216 million from sale of shares to RSVBL and used $8 million of cash to repurchase common stock primarily related to employee tax withholding on vested restricted stock units and repaid $4 million of long-term debt. During the three months ended January 1, 2022, we used $69 million of cash to repurchase common stock (including $9 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $5 million of long-term debt and received $1 million of net proceeds from issuances of common stock pursuant to stock option exercises.

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

Item 4. Controls and Procedures

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

At the time the Original Form 10-Q was filed on February 1, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses in our internal control over financial reporting discussed below.

(b)	Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We identified material weaknesses in the control environment at one of our divisions due to the division maintaining an inappropriate tone at the top. Specifically, division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process. Additionally, we did not maintain a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with our financial reporting requirements. These material weaknesses contributed to an additional material weakness that the division did not design and maintain effective controls over the quarterly contract estimate review process, which lead to the failure to timely and appropriately record adjustments to quarterly estimates.

These material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and for the quarterly fiscal periods included in such fiscal years and for the first fiscal quarter ended December 31, 2022. Additionally, these material weaknesses could result in misstatements of the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, including the misstatements that required the filing of this Form 10-Q/A.

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

SIGNATURES

Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	May 19, 2023

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	May 19, 2023