Form 10-Q
period 2023-04-01
SANMINA CORP
filed 2023-05-22
CIK 897723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	April 1,	October 1,
	2023	2022
		(Restated)
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$718,203	$529,857
Accounts receivable, net of allowances of approximately $8 million as of April 1, 2023 and October 1, 2022	1,208,808	1,138,894
Contract assets	486,290	475,721
Inventories	1,552,568	1,684,099
Prepaid expenses and other current assets	69,091	62,044
Total current assets	4,034,960	3,890,615
Property, plant and equipment, net	616,998	575,170
Deferred tax assets	196,191	209,554
Other	181,307	160,192
Total assets	$5,029,456	$4,835,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,828,699	$2,041,434
Accrued liabilities	282,414	281,599
Accrued payroll and related benefits	126,373	130,892
Short-term debt, including current portion of long-term debt	17,500	17,500
Total current liabilities	2,254,986	2,471,425
Long-term liabilities:
Long-term debt	320,779	329,237
Other	235,697	215,333
Total long-term liabilities	556,476	544,570
Contingencies (Note 8)
Stockholders’ equity	2,217,994	1,819,536
Total liabilities and stockholders’ equity	$5,029,456	$4,835,531

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022
		(Restated)		(Restated)

	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,320,103	$1,915,070	$4,675,911	$3,671,396
Cost of sales	2,128,914	1,768,575	4,289,336	3,383,604
Gross profit	191,189	146,495	386,575	287,792

Operating expenses:
Selling, general and administrative	63,390	61,817	124,120	123,292
Research and development	6,394	5,472	11,993	10,249
Restructuring and other	804	2,932	1,435	4,346
Gain on sale of long-lived assets	—	—	—	(4,610)
Total operating expenses	70,588	70,221	137,548	133,277

Operating income	120,601	76,274	249,027	154,515

Interest income	2,539	349	5,472	658
Interest expense	(9,286)	(4,870)	(17,967)	(9,747)
Other income (expense), net	(2,768)	(1,408)	(9,480)	664
Interest and other, net	(9,515)	(5,929)	(21,975)	(8,425)

Income before income taxes	111,086	70,345	227,052	146,090
Provision for income taxes	25,779	21,724	46,631	41,292
Net income before noncontrolling interest	85,307	48,621	$180,421	$104,798
Less: Net income attributable to noncontrolling interest	5,686	—	8,786	—
Net income attributable to common shareholders	$79,621	$48,621	$171,635	$104,798

Net income attributable to common shareholders per share:
Basic	$1.37	$0.77	$2.96	$1.65
Diluted	$1.33	$0.76	$2.87	$1.60

Weighted average shares used in computing per share amounts:
Basic	58,269	62,845	57,999	63,622
Diluted	59,819	64,271	59,863	65,365

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022
		(Restated)		(Restated)

	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$85,307	$48,621	$180,421	$104,798
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	1,060	(1,069)	7,243	(3,116)
Derivative financial instruments:
Change in net unrealized amount	2,938	7,776	7,407	9,740
Amount reclassified into net income before noncontrolling interest	(6,203)	337	(9,499)	2,400
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(157)	183	(908)	661
Amortization of actuarial losses and transition costs	217	242	562	480
Total other comprehensive income (loss)	(2,145)	7,469	4,805	10,165
Comprehensive income before noncontrolling interest	$83,162	$56,090	$185,226	$114,963
Less: Net income attributable to noncontrolling interest	5,686	—	8,786	—
Comprehensive income attributable to common shareholders	$77,476	$56,090	$176,440	$114,963

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022
		(Restated)		(Restated)

	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,471,299	$6,349,588	$6,381,348	$6,339,506
Issuances under stock plans	122	352	295	1,402
Stock-based compensation expense	12,534	9,330	24,143	18,362
Sale of noncontrolling interest	—	—	78,169	—
Balance, end of period	6,483,955	6,359,270	6,483,955	6,359,270
Treasury Stock
Balance, beginning of period	(1,386,168)	(1,116,025)	(1,378,159)	(1,047,202)
Repurchases of treasury stock	(13,498)	(113,498)	(21,507)	(182,321)
Balance, end of period	(1,399,666)	(1,229,523)	(1,399,666)	(1,229,523)
Accumulated Other Comprehensive Income
Balance, beginning of period	63,275	43,386	56,325	40,690
Other comprehensive income (loss)	(2,145)	7,469	4,805	10,165
Balance, end of period	61,130	50,855	61,130	50,855
Accumulated Deficit
Balance, beginning of period	(3,147,964)	(3,424,185)	(3,239,978)	(3,480,362)
Net income attributable to common shareholders	79,621	48,621	171,635	104,798
Balance, end of period	(3,068,343)	(3,375,564)	(3,068,343)	(3,375,564)
Noncontrolling Interest
Balance, beginning of period	135,232	—	—	—
Sale of noncontrolling interest	—	—	132,132	—
Net income attributable to noncontrolling interest	5,686	—	8,786	—
Balance, end of period	140,918	—	140,918	—
Total stockholders’ equity	$2,217,994	$1,805,038	$2,217,994	$1,805,038

Common Stock Shares Outstanding
Number of shares, beginning of period	110,502	109,518	110,160	108,734
Issuances under stock plans	783	393	1,125	1,177
Number of shares, end of period	111,285	109,911	111,285	109,911
Treasury Shares
Number of shares, beginning of period	(52,902)	(46,198)	(52,766)	(44,427)
Repurchases of treasury stock	(225)	(2,926)	(361)	(4,697)
Number of shares, end of period	(53,127)	(49,124)	(53,127)	(49,124)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	April 1,	April 2,
	2023	2022
		(Restated)
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$180,421	$104,798
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	57,818	55,032
Stock-based compensation expense	24,143	18,362
Deferred income taxes	13,558	9,173
Other, net	101	(1,903)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(66,479)	(79,308)
Contract assets	(10,569)	(67,092)
Inventories	136,447	(403,783)
Prepaid expenses and other assets	(25,381)	(11,334)
Accounts payable	(213,168)	362,191
Accrued liabilities	4,911	161,137
Cash provided by operating activities	101,802	147,273
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(100,978)	(52,650)
Proceeds from sales of property, plant and equipment	990	8,025
Purchases of investments	(1,500)	(1,000)
Cash used in investing activities	(101,488)	(45,625)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of long-term debt	(8,750)	(9,376)
Proceeds from revolving credit facility borrowings	1,471,700	202,800
Repayments of revolving credit facility borrowings	(1,471,700)	(202,800)
Net proceeds from stock issuances	295	1,402
Repurchases of common stock	(21,507)	(182,321)
Proceeds from sale of noncontrolling interest	215,799	—
Cash provided by (used in) financing activities	185,837	(190,295)

Effect of exchange rate changes	2,195	(1,486)
Increase (decrease) in cash and cash equivalents	188,346	(90,133)
Cash and cash equivalents at beginning of period	529,857	650,026
Cash and cash equivalents at end of period	$718,203	$559,893

Cash paid during the period for:
Interest, net of capitalized interest	$15,264	$7,533
Income taxes, net of refunds	$28,247	$17,052
Unpaid purchases of property, plant and equipment at the end of period	$34,973	$18,264

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Restatement of Condensed Consolidated Financial Statements

Sanmina Corporation (the “Company”) identified misstatements in the unaudited condensed consolidated financial statements for the comparative periods of 2022 in conjunction with an independent investigation conducted by the Audit Committee of the Board of Directors, as further disclosed in the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 11, 2023. The comparative periods have been amended and restated to correct for such misstatements. More detailed information related to the amendment and restatement is contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022 and Amendment No. 1 to the Company’s Form 10-Q for the quarter ended December 31, 2022 as filed with the Securities and Exchange Commission on May 19, 2023.

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

The “Previously Reported” amounts in the following tables are amounts derived from the Form 10-Q for the period ended April 2, 2022. The amounts in columns labeled “Investigation Adjustments” represent the effect of adjustments resulting from an independent investigation conducted by the Audit Committee of the Board of Directors and the amounts in columns labeled “Other Adjustments” represent the effect of uncorrected misstatements in previously filed financial statements that were not material, individually or in the aggregate, to those previously filed financial statements. The effects of the restatement, including the related income tax effects, have been corrected in all impacted tables and footnotes throughout these condensed consolidated financial statements. The only impact to the Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Stockholders’ Equity was to net income.

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

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Income for the three and six months ended April 2, 2022.

	Three Months Ended				Six Months Ended
	April 2, 2022				April 2, 2022
	(Unaudited)				(Unaudited)
	Previously	Investigation	Other		Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands, except per share data)
Net sales	$1,911,530	$3,540	$—	$1,915,070	$3,668,855	$2,541	$—	$3,671,396
Cost of sales	1,759,083	9,492	—	1,768,575	3,371,919	11,685	—	3,383,604
Gross profit	152,447	(5,952)	—	146,495	296,936	(9,144)	—	287,792

Operating expenses:
Selling, general and administrative	61,817	—	—	61,817	123,292	—	—	123,292
Research and development	5,472	—	—	5,472	10,249	—	—	10,249
Restructuring and other	2,932	—	—	2,932	4,346	—	—	4,346
Gain on sale of long-lived assets	—	—	—	—	(4,610)	—	—	(4,610)
Total operating expenses	70,221	—	—	70,221	133,277	—	—	133,277

Operating income	82,226	(5,952)	—	76,274	163,659	(9,144)	—	154,515

Interest income	349	—	—	349	658	—	—	658
Interest expense	(4,870)	—	—	(4,870)	(9,747)	—	—	(9,747)
Other income (expense), net	(1,408)	—	—	(1,408)	664	—	—	664
Interest and other, net	(5,929)	—	—	(5,929)	(8,425)	—	—	(8,425)

Income before income taxes	76,297	(5,952)	—	70,345	155,234	(9,144)	—	146,090
Provision for income taxes	23,077	(1,353)	—	21,724	43,380	(2,088)	—	41,292
Net Income	$53,220	$(4,599)	—	$48,621	$111,854	$(7,056)	$—	$104,798

Net income per share:
Basic	$0.85	$(0.08)	$—	$0.77	$1.76	$(0.11)	$—	$1.65
Diluted	$0.83	$(0.07)	$—	$0.76	$1.71	$(0.11)	$—	$1.60

Weighted average shares used in computing per share amounts:
Basic	62,845	—	—	62,845	63,622	—	—	63,622
Diluted	64,271	—	—	64,271	65,365	—	—	65,365

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Balance Sheet as of October 1, 2022.

	As of
	October 1, 2022
	(Unaudited)
	Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$529,857	$—	$—	$529,857
Accounts receivable, net of allowances	1,138,894	—	—	1,138,894
Contract assets	503,674	(27,953)	—	475,721
Inventories	1,691,081	(21,705)	14,723	1,684,099
Prepaid expenses and other current assets	62,044	—	—	62,044
Total current assets	3,925,550	(49,658)	14,723	3,890,615
Property, plant and equipment, net	575,170	—	—	575,170
Deferred tax assets	198,588	10,966	—	209,554
Other	160,192	—	—	160,192
Total assets	$4,859,500	$(38,692)	$14,723	$4,835,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,029,534	$—	$11,900	$2,041,434
Accrued liabilities	275,735	1,441	4,423	281,599
Accrued payroll and related benefits	130,892	—	—	130,892
Short-term debt, including current portion of long-term debt	17,500	—	—	17,500
Total current liabilities	2,453,661	1,441	16,323	2,471,425
Long-term liabilities:
Long-term debt	329,237	—	—	329,237
Other	215,333	—	—	215,333
Total long-term liabilities	544,570	—	—	544,570
Contingencies (Note 8)
Stockholders’ equity	1,861,269	(40,133)	(1,600)	1,819,536
Total liabilities and stockholders’ equity	$4,859,500	$(38,692)	$14,723	$4,835,531

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the six month period ended April 2, 2022. There were no adjustments to cash flows provided by (used in) investing or financing activities for the six month period ended April 2, 2022.

	Six Months Ended
	April 2, 2022
	(Unaudited)
	Previously	Investigation	Other
	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$111,854	$(7,056)	$—	$104,798
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	55,032	—	—	55,032
Stock-based compensation expense	18,362	—	—	18,362
Deferred income taxes	11,071	(1,898)	—	9,173
Other, net	(1,903)	—	—	(1,903)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(79,705)	—	397	(79,308)
Contract assets	(68,545)	4,804	(3,351)	(67,092)
Inventories	(403,396)	4,628	(5,015)	(403,783)
Prepaid expenses and other assets	(11,334)	—	—	(11,334)
Accounts payable	357,176	—	5,015	362,191
Accrued liabilities	158,661	(478)	2,954	161,137
Cash provided by operating activities	$147,273	$—	$—	$147,273

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 1, 2022, included in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for such fiscal year filed with the SEC on May 19, 2023.

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

Results of operations for the second quarter of 2023 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, the Company evaluates whether contract modifications for claims have been approved and, if so, estimates the amount, if any, of variable consideration that can be included in the transaction price of the contract. This division is an operating segment whose results are combined with eleven other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes. During the first half of 2023, CPS revenue and gross profit were $830 million and $118 million, respectively.

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

The Company applies the following practical expedients or policy elections under ASC 606:

●	The promised amount of consideration under a contract is not adjusted for the effects of a significant financing component because, at inception of a contract, the Company expects the period between when a good or service is transferred to a customer and when the customer pays for that good or service will generally be one year or less.
●	The Company has elected not to disclose information about remaining performance obligations that have original expected durations of one year or less, which is substantially all of the Company’s remaining performance obligations.

●	Incremental costs of obtaining a contract are not capitalized if the period over which such costs would be amortized to expense is less than one year.

Disaggregation of Revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022
		(Restated)		(Restated)

	(In thousands)
Segments:
IMS	$1,919,158	$1,549,416	$3,846,270	$2,966,327
CPS	400,945	365,654	829,641	705,069
Total	$2,320,103	$1,915,070	$4,675,911	$3,671,396

End Markets:
Industrial, Defense, Medical and Automotive	$1,361,843	$1,158,260	$2,701,871	$2,212,232
Communications Networks and Cloud Infrastructure	958,260	756,810	1,974,040	1,459,164
Total	$2,320,103	$1,915,070	$4,675,911	$3,671,396

Geography:
Americas (1)	$1,112,778	$902,111	$2,248,529	$1,698,132
APAC	853,492	714,379	1,767,833	1,405,450
EMEA	353,833	298,580	659,549	567,814
Total	$2,320,103	$1,915,070	$4,675,911	$3,671,396

(1) Mexico represents approximately 70% and 60% of the Americas revenue and the U.S. represents approximately 30% and 40% of the Americas revenue for the six months ended April 1, 2023 and April 2, 2022, respectively.

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 21% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of April 1, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $38 million and $37 million as of April 1, 2023 and October 1, 2022, respectively. Defined benefit plan assets were $17 million as of October 1, 2022 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of April 1, 2023 or October 1, 2022. Interest rate swaps had values of $3 million and $6 million as of April 1, 2023 and October 1, 2022, respectively.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the unaudited condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of April 1, 2023 or October 1, 2022.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	April 1,	October 1,
	2023	2022
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$126,383	$123,172
Number of contracts	50	50
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$434,005	$531,558
Number of contracts	42	43

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate (“SOFR”), which is the benchmark interest rate associated with anticipated variable rate borrowings. These interest rate swaps have maturity dates of December 1, 2023 and September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $600 million and $350 million were outstanding as of April 1, 2023 and October 1, 2022, respectively. The aggregate effective interest rate of these swaps as of April 1, 2023 was approximately 4.4%. The interest rate swaps portfolio had a value of $3 million and $6 million as of April 1, 2023 and October 1, 2022, respectively, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other long-term liabilities on the unaudited condensed consolidated balance sheets.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	April 1,	October 1,
	2023	2022

	(In thousands)
Term loan due 2027, net of issuance costs	$338,279	$346,737
Less: Current portion of Term Loan due 2027	17,500	17,500
Long-term debt	$320,779	$329,237

Term Loan maturities as of April 1, 2023 by fiscal year are as follows:

(In Thousands)
Remainder of 2023	$8,750
2024	13,125
2025	17,500
2026	21,875
2027	280,000
$341,250

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

On May 17, 2023, as a result of the Company’s failure to timely file its Form 10-Q for the quarter ended April 1, 2023, the Company was in technical default with respect to certain covenants within its Credit Agreement. Because the Company is filing this Form 10-Q on May 19, 2023, which is within the stated cure period of 15 calendar days, the Company is no longer in default.

Certain of the Company’s domestic subsidiaries are guarantors under the Credit Agreement. The Company and the subsidiary guarantors’ obligations under the Credit Agreement are secured by a lien on substantially all of their respective assets (excluding real property), including cash, accounts receivable and the shares of certain Company subsidiaries, subject to certain exceptions.

As of April 1, 2023, there were no borrowings and $13 million of letters of credit outstanding under the Credit Agreement.

Foreign Short-term Borrowing Facilities

As of April 1, 2023, certain foreign subsidiaries of the Company had a total of $74 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of April 1, 2023.

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

ROU assets and lease liabilities recorded in the unaudited condensed consolidated balance sheet are as follows:

	As of
	April 1,	October 1,
	2023	2022

	(In thousands)
Other assets	$98,541	$79,495

Accrued liabilities	$20,960	$16,695
Other long-term liabilities	65,602	48,566
Total lease liabilities	$86,562	$65,261

Weighted average remaining lease term (in years)	11.02	15.74
Weighted average discount rate	3.68%	2.40%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022

	(In thousands)
Operating lease expense (1)	$8,198	$5,860	$17,565	$11,770

	Six Months Ended
	April 1,	April 2,
	2023	2022

	(In thousands)
Cash paid for operating lease liabilities	$11,629	$9,752
(1)	Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of April 1, 2023, by fiscal year, are as follows:

Operating
Leases
(In thousands)
Remainder of 2023	$12,268
2024	22,789
2025	19,976
2026	15,759
2027	12,502
2028	3,498
Thereafter	9,030
Total lease payments	95,822
Less: imputed interest	9,260
Total	$86,562

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the six months ended April 1, 2023 and April 2, 2022, the Company sold approximately $1.7 billion and $371 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the unaudited condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. Discounts on sold receivables were $12 million and $0.4 million for the six months ended April 1, 2023 and April 2, 2022, respectively. As of April 1, 2023 and October 1, 2022, $238 million and $194 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of April 1, 2023 and October 1, 2022, $75 million and $49 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the unaudited condensed consolidated balance sheets.

Note 8. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of April 1, 2023 and October 1, 2022, the Company had estimated liabilities of $36 million and $38 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of April 1, 2023, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants remediate groundwater contamination at four landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of other alleged defendants to better understand its potential exposure in this action and has reserved its estimated exposure for this matter as of April 1, 2023. However, there can be no assurance that the Company’s reserve will ultimately be sufficient.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On April 3, 2023, the Court published a statement of decision finding the Company and other remaining defendants liable for certain past investigation costs incurred by the plaintiff. The Company believes a loss in this matter is probable and has recorded an estimated loss. There will be subsequent proceedings to assess the Company’s and other defendants’ liability for the plaintiff’s future remediation and other costs. It is probable that the Company will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, at the current time, the Company is unable to estimate the amount of such additional losses or a range of losses. The Company intends to continue defending the case vigorously and to seek appellate review at the appropriate time.

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

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and willful misconduct, alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (the “Dialight MSA”), and then breached its obligations contained in the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks compensatory and punitive damages that it contends exceed $200 million, but which the Company believes are vastly overstated and subject to a contractual limitation of liability that limits any Dialight recovery to less than $2 million. In an Opinion and Order dated March 14, 2023, the Court granted in part the Company's motion for partial summary judgment and dismissed Dialight's willful misconduct claim. The Company continues to vigorously prosecute its claims against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and is defending against them vigorously. No trial date has been set in this matter.

In May 2023, the Company and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ") pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the

FCA with respect to the provision of products and services to the government. These CIDs supplement several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina employees beginning in August 2020 pursuant to which SCI has been producing documents and information and the current and former employees have provided or will provide oral testimony. To date, neither the Company nor SCI has been served with a complaint in this matter. The Company has been, and is, cooperating with the DOJ and continues to produce documents and other information responsive to the CIDs. The Company is unable to predict the ultimate outcome in this matter, although a loss currently is not considered to be probable or estimable.

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

The Company’s provision for income taxes for the three months ended April 1, 2023 and April 2, 2022 was $26 million (23% of income before taxes) and $22 million (31% of income before taxes), respectively. The tax rate was lower for the three months ended April 1, 2023 due to $5 million of favorable discrete items related to excess tax benefit from stock compensation and adjustments to tax reserves.

The provision for income taxes for the six months ended April 1, 2023 and April 2, 2022 was $47 million (21% of income before taxes) and $41 million (28% of income before taxes), respectively. The tax rate was lower for the six months ended April 1, 2023 due to various discrete items, including the recognition of an $8 million tax benefit that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

Note 10. Stockholders’ Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	April 1,	October 1,
	2023	2022

	(In thousands)
Foreign currency translation adjustments	$71,172	$63,929
Unrealized holding gains on derivative financial instruments	2,020	4,112
Unrecognized net actuarial losses and transition costs for benefit plans	(12,062)	(11,716)
Total	$61,130	$56,325

Stock Repurchase Program

During the six months ended April 1, 2023 and April 2, 2022, the Company repurchased 3,800 and 4.4 million shares of its common stock for $0.2 million and $169 million, respectively, under stock repurchase programs authorized by the Board of Directors. There were no repurchases during the three months ended April 1, 2023. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of April 1, 2023, an aggregate of $164 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.4 million and 0.3 million shares of its common stock during the six months ended April 1, 2023 and April 2, 2022, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $21 million and $13 million for the six months ended April 1, 2023 and April 2, 2022, respectively, to applicable tax authorities in connection with these repurchases.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022
		(Restated)		(Restated)

	(In thousands)
Gross sales:
IMS	$1,929,945	$1,558,125	$3,867,613	$2,983,135
CPS	431,077	393,407	889,170	759,685
Intersegment revenue	(40,919)	(36,462)	(80,872)	(71,424)
Net sales	$2,320,103	$1,915,070	$4,675,911	$3,671,396

Gross profit:
IMS	$144,459	$108,660	$277,796	$215,289
CPS	51,004	41,046	117,528	80,592
Total	195,463	149,706	395,324	295,881
Unallocated items (1)	(4,274)	(3,211)	(8,749)	(8,089)
Total	$191,189	$146,495	$386,575	$287,792
(1)	For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets and litigation settlements

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022
		(Restated)		(Restated)

	(In thousands)
Net sales:
Americas (1)	$1,112,778	$902,111	$2,248,529	$1,698,132
APAC	853,492	714,379	1,767,833	1,405,450
EMEA	353,833	298,580	659,549	567,814
Total	$2,320,103	$1,915,070	$4,675,911	$3,671,396
(1)	Mexico represents approximately 70% and 60% of the Americas revenue and the U.S. represents approximately 30% and 40% of the Americas revenue for the six months ended April 1, 2023 and April 2, 2022, respectively.

Percentage of net sales represented by ten largest customers	49%	50%	50%	49%
Number of customers representing 10% or more of net sales	1	2	1	2

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022
		(Restated)		(Restated)

	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$79,621	$48,621	$171,635	$104,798

Denominator:
Weighted average common shares outstanding	58,269	62,845	57,999	63,622
Effect of dilutive stock options and restricted stock units	1,550	1,426	1,864	1,743
Denominator for diluted earnings per share	59,819	64,271	59,863	65,365

Net income attributable to common shareholders per share:
Basic	$1.37	$0.77	$2.96	$1.65
Diluted	$1.33	$0.76	$2.87	$1.60

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 13. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022

	(In thousands)
Cost of sales	$4,025	$2,948	$8,267	$6,731
Selling, general and administrative	8,304	6,276	15,446	11,411
Research and development	205	106	430	220
Total	$12,534	$9,330	$24,143	$18,362

During the second quarter of 2023, the Company's stockholders approved the reservation of an additional 1.2 million shares of common stock for future issuance under the Company's 2019 Equity Incentive Plan. As of April 1, 2023, an aggregate of 6 million shares of common stock were authorized for future issuance under the Company’s stock plans, of which 3 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3 million shares of common stock were available for future grant.

Restricted and Performance Stock Units

The Company grants restricted stock units (“RSUs”) and restricted stock units with performance conditions (“PSUs”) to executive officers, directors and certain other employees. These units vest over periods ranging from one year to four years and/or upon achievement of specified performance criteria, with associated compensation expense recognized ratably over the vesting period.

The Company’s PSUs vest contingent on achievement of cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved during the measurement period, the PSUs will be cancelled. If the minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 70% to 130% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company’s total shareholder return relative to that of its peer group over this same period.

Activity with respect to the Company’s RSUs and PSUs was as follows:

			Weighted-
		Weighted-	Average
		Average Grant	Remaining	Aggregate
		Date	Contractual	Intrinsic
	Number of	Fair Value	Term	Value
	Shares	($)	(Years)	($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2022	3,280	37.11	1.35	155,049
Granted	922	60.07
Vested/Forfeited/Cancelled	(1,199)	35.25
Outstanding as of April 1, 2023	3,003	44.90	1.60	174,278
Expected to vest as of April 1, 2023	2,581	44.33	1.55	149,815

As of April 1, 2023, unrecognized compensation expense of $95 million is expected to be recognized over a weighted average period of 1.6 years.

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

The Company recognized a noncontrolling interest of $132 million and an increase in additional paid-in-capital of $84 million in the unaudited condensed consolidated financial statements in connection with the sale of shares of SIPL to RSBVL. SIPL’s cash and cash equivalents balance of $171 million as of April 1, 2023, is not available for general corporate purposes and must be retained in SIPL to fund SIPL’s operations.

Note 15. Subsequent Event

On May 18, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file this Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023 (the “Form 10-Q”) with the SEC by the required due date of May 16, 2023. The Notice stated that, under the Nasdaq Listing Rules, the Company has 60 calendar days, or until July 17, 2023, to submit a plan to regain compliance with Nasdaq’s continued listing requirements.

On May 19, 2023 the Company filed Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, Amendment No. 1 to the Company’s Form 10-Q for the quarter ended December 31, 2022 and this Form 10-Q with the SEC. As a result of these filings, the Company believes it has regained compliance with Nasdaq Listing Rule 5250(c)(1) and that no further action will be taken with respect to the Notice.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in the first half of 2023. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”.

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets, including companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, the COVID-19 pandemic created a unique and challenging environment in which our revenue and profitability in 2021 and 2020 were significantly and negatively impacted. Although conditions have improved, our business continues to be impacted by ongoing supply chain constraints directly and indirectly caused by the pandemic. Thus, we believe it is possible that pandemic-related supply chain disruptions could continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three and six months ended April 1, 2023. Two customers represented 10% or more of our net sales for the three and six months ended April 2, 2022.

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

Over the past several years, the U.S., China, the E.U. and several other countries imposed tariffs impacting certain imported products. Although our customers are generally liable to us for reimbursement of tariffs we pay on components imported for the manufacture of their products, there can be no assurance that we will be successful in recovering all of the tariffs that are owed to us. Unrecovered tariffs paid on behalf of our customers reduce our gross margins. Also, although we are required to pay tariffs upon importation of components, we may not recover these amounts from customers until sometime later, which adversely impacts our operating cash flow in a given period. However, the net impact of tariffs, after recovery from customers, has not been, and is not expected to be, material to us.

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

A complete description of our critical accounting policies and estimates is contained in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for such fiscal year filed with the SEC on May 16, 2023.

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2023	2022	2023	2022
		(Restated)		(Restated)

	(In thousands)
Net sales	$2,320,103	$1,915,070	$4,675,911	$3,671,396
Gross profit	$191,189	$146,495	$386,575	$287,792
Operating income	$120,601	$76,274	$249,027	$154,515
Net income attributable to common shareholders	$79,621	$48,621	$171,635	$104,798

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	April 1,	April 2,			April 1,	April 2,
	2023	2022	Increase/(Decrease)		2023	2022	Increase/(Decrease)
		(Restated)				(Restated)
Industrial, Medical, Defense and Automotive	$1,361,843	$1,158,260	$203,583	17.6%	$2,701,871	$2,212,232	$489,639	22.1%
Communications Networks and Cloud Infrastructure	958,260	756,810	201,450	26.6%	1,974,040	1,459,164	514,876	35.3%
Total	$2,320,103	$1,915,070	$405,033	21.1%	$4,675,911	$3,671,396	$1,004,515	27.4%

Net sales increased 21.1% in the three months ended April 1, 2023 compared to the three months ended April 2, 2022 and 27.4% in the six months ended April 1, 2023 compared to the six months ended April 2, 2022. Sales in our communications networks and cloud infrastructure end market increased in both periods primarily due to improved material availability, strong demand and a new program in our telecommunications end market. Sales in our industrial, medical, defense and automotive end market increased in both periods primarily as a result of new programs, continued program ramps, improved material availability and strong demand.

Gross Margin

Gross margin increased to 8.2% for the three months ended April 1, 2023 from 7.6% for the three months ended April 2, 2022. IMS gross margin increased to 7.5% for the three months ended April 1, 2023, from 7.0% for the three months ended April 2, 2022 primarily due to increased volume. CPS gross margin increased to 11.8% for the three months ended April 1, 2023 from 10.4% for the three months ended April 2, 2022 primarily due to increased volume.

Gross margin increased to 8.3% for the six months ended April 1, 2023 from 7.8% for the six months ended April 2, 2022, primarily due to increased volume. IMS gross margin was 7.2% for the six months ended April 1, 2023 and the six months ended April 2, 2022. CPS gross margin increased to 13.2% for the six months ended April 1, 2023 from 10.6% for the six months ended April 2, 2022, primarily due to increased volume and improved operating efficiencies.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may also be caused by a number of other factors, including:

●	the impacts of supply chain constraints on our operations, the operations of our suppliers and on our customers’ businesses;
●	capacity utilization which, if lower, results in lower margins due to fixed costs being absorbed by lower volumes;
●	changes in the mix of high and low margin products demanded by our customers;
●	competition in the EMS industry and pricing pressures from OEMs due to greater focus on cost reduction;
●	the amount of our provisions for excess and obsolete inventory, including those associated with distressed customers;
●	levels of operational efficiency and production yields; and
●	our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, General and Administrative expenses increased $1.6 million, from $61.8 million, or 3.2% of net sales, in the three months ended April 2, 2022 to $63.4 million, or 2.7% of net sales, in the three months ended April 1, 2023. The increase in absolute dollars was primarily due to an increase in our deferred compensation liability resulting from an increase in the market value of participant accounts in the second quarter of 2023, partially offset by reduced incentive compensation.

Selling, General and Administrative expenses increased $0.8 million, from $123.3 million, or 3.4% of net sales, in the six months ended April 2, 2022 to $124.1 million, or 2.7% of net sales, in the six months ended April 1, 2023.

Interest Income

Interest income for the three months ended April 1, 2023 and April 2, 2022 was $3 million and $0.3 million, respectively. Interest income for the six months ended April 1, 2023 and April 2, 2022 was $5 million and $0.7 million, respectively. The increases for the three and six months ended April 1, 2023 were primarily due to interest earned on investments purchased with a portion of the cash proceeds received from the sale of an equity interest related to a joint venture transaction that closed on October 3, 2022.

Interest Expense

Interest expense for the three months ended April 1, 2023 and April 2, 2022 was $9 million and $5 million, respectively. Interest expense for the six months ended April 1, 2023 and April 2, 2022 was $18 million and $10 million, respectively. The increases for the three and six months ended April 1, 2023 were primarily due to higher utilization of our revolving credit facility and higher interest rates during the three and six months ended April 1, 2023 compared to the same periods in 2022.

Other Income (Expense), Net

Other income (expense), net for the three months ended April 1, 2023 and April 2, 2022, was $(3) million and $(1) million, respectively. The increase in the three months ended April 1, 2023 was primarily due to a $6 million increase in fees relating to accounts receivable factoring due to increased amounts factored compared to the same period in 2022, the impact of a strengthening of the US dollar against other key currencies in which our expenses are denominated compared to the same period in 2022, and an increase in exposure to the Indian Rupee, which strengthened in the three months ended April 1, 2023 compared to the period in 2022, as a result of our receipt of consideration in that currency from a joint venture transaction that closed in the first quarter of 2023. These increases were partially offset by a $4 million increase in the market value of participant investment accounts in our deferred compensation plan compared to the same period in 2022.

Other income (expense), net for the six months ended April 1, 2023 and April 2, 2022 was $(9) million and $0.7 million, respectively. The increase in the six months ended April 1, 2023 was primarily due to a $12 million increase in fees relating to accounts receivable factoring due to increased amounts factored compared to the same period in 2022, and the other factors listed above. These increases were partially offset by a $3 million increase in the market value of participant investment accounts in our deferred compensation plan compared to the same period in 2022.

Provision for Income Taxes

Our provision for income taxes for the three months ended April 1, 2023 and April 2, 2022 was $26 million (23% of income before taxes) and $22 million (31% of income before taxes), respectively. The tax rate was lower for the three months ended April 1, 2023 due to favorable discrete tax items.

Our provision for income taxes for the six months ended April 1, 2023 and April 2, 2022 was $47 million (21% of income before taxes) and $41 million (28% of income before taxes), respectively. The tax rate was lower for the six months ended April 1, 2023 due to favorable discrete tax items, including the recognition of an $8 million tax benefit that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

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

Net income attributable to noncontrolling interest for the three and six months ended April 1, 2023 was $6 million and $9 million, respectively.

Liquidity and Capital Resources

	Six Months Ended
	April 1,	April 2,
	2023	2022

	(In thousands)
Net cash provided by (used in):
Operating activities	$101,802	$147,273
Investing activities	(101,488)	(45,625)
Financing activities	185,837	(190,295)
Effect of exchange rate changes on cash and cash equivalents	2,195	(1,486)
Increase (Decrease) in cash and cash equivalents	$188,346	$(90,133)

Key Working Capital Management Measures

	As of
	April 1,	October 1,
	2023	2022
		(Restated)
Days sales outstanding (1)	49	48
Contract asset days (2)	18	19
Inventory turns (3)	5.2	5.0
Days inventory on hand (4)	70	73
Accounts payable days (5)	85	90
Cash cycle days (6)	52	50
(1)	Days sales outstanding (a measure of how quickly we collect our accounts receivable), or “DSO”, is calculated as the ratio of average accounts receivable, net, to average daily net sales for the quarter.
(2)	Contract asset days (a measure of how quickly we transfer contract assets to accounts receivable) are calculated as the ratio of average contract assets to average daily net sales for the quarter.
(3)	Inventory turns (annualized) (a measure of how quickly we sell inventory) are calculated as the ratio of four times our cost of sales for the quarter to average inventory.
(4)	Days inventory on hand (a measure of how quickly we turn inventory into sales) is calculated as the ratio of average inventory for the quarter to average daily cost of sales for the quarter.
(5)	Accounts payable days (a measure of how quickly we pay our suppliers), or “DPO”, is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable.
(6)	Cash cycle days (a measure of how quickly we convert investments in inventory to cash) is calculated as days inventory on hand plus days sales outstanding and contract assets days minus accounts payable days.

Cash and cash equivalents were $718 million at April 1, 2023 and $530 million at October 1, 2022. This increase was driven largely by our receipt of approximately $216 million from the sale of shares of SIPL to RSBVL subsequent to our 2022 fiscal year end. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.8 billion and $1.4 billion as of April 1, 2023 and October 1, 2022, respectively.

Net cash provided by operating activities was $102 million and $147 million for the six months ended April 1, 2023 and April 2, 2022, respectively. Cash flows from operating activities consist of: (1) net income before noncontrolling interest adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense, and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended April 1, 2023, we generated $276 million of cash primarily from earnings, excluding non-cash items, and used $174 million of cash due primarily to an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventory. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The increase in accounts receivable is primarily attributable to an increase in sales and billings to customers for their inventory obligations. The decrease in inventory is primarily due to improved availability of supply-constrained parts which reduced the need for us to carry other inventory while waiting for these supply-constrained parts to become available and the impact of other inventory reduction initiatives such as working more closely with our customers to ensure their demand forecasts properly consider the current supply chain environment to the extent possible. The decrease in accounts payable was primarily attributable to lower inventory receipts and unfavorable supplier payment terms mix.

Net cash used in investing activities was $101 million and $46 million for the six months ended April 1, 2023 and April 2, 2022, respectively. During the six months ended April 1, 2023, we used $101 million of cash for capital expenditures. During the six months ended April 2, 2022, we used $53 million of cash for capital expenditures, purchased $1 million of long-term investments and received proceeds of $8 million primarily from the sale of a certain property.

Net cash provided by (used in) financing activities was $186 million and $(190) million for the six months ended April 1, 2023 and April 2, 2022, respectively. During the six months ended April 1, 2023, we received $216 million from sale of shares of SIPL to RSBVL and used $22 million of cash to repurchase common stock primarily related to employee tax withholding on vested restricted stock units and repaid $9 million of long-term debt. During the six months ended April 2, 2022, we used $182 million of cash to repurchase common stock (including $13 million related to employee tax withholding on vested restricted stock units), repaid an aggregate of $9 million of long-term debt and received $1 million of net proceeds from issuances of common stock pursuant to stock option exercises.

Other Liquidity Matters

On May 17, 2023, as a result of our failure to timely file our Form 10-Q for the quarter ended April 1, 2023, we were in technical default with respect to certain covenants within our Credit Agreement. Because we are filing this Form 10-Q on May 19, 2023, which is within the stated cure period of 15 calendar days, we are no longer in default.

During the six months ended April 1, 2023 and April 2, 2022, we repurchased 3,800 and 4.4 million shares of our common stock for $0.2 million and $169 million, respectively, under stock repurchase programs authorized by the Board of Directors. There were no repurchases during the three months ended April 1, 2023. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors. As of April 1, 2023, an aggregate of $164 million remained available under these programs.

We are a party to a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of April 1, 2023, a maximum of $542 million of sold receivables can be outstanding at any point in time under this program, as amended, as required by our Fifth Amended Credit Agreement (the “Credit Agreement”). Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Credit Agreement, the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the six months ended April 1, 2023 and April 2, 2022, we sold approximately $1.7 billion and $371 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the unaudited condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the unaudited condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of April 1, 2023 and October 1, 2022, $238 million and $194 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of April 1, 2023 and October 1, 2022, $75 million and $49 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the unaudited condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate (“SOFR”), which is the benchmark interest rate associated with anticipated variable rate borrowings. These interest rate swaps have maturity dates of December 1, 2023 and September 27, 2027 and effectively convert a portion of our variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $600 million and $350 million were outstanding as of April 1, 2023 and October 1, 2022, respectively. The aggregate effective interest rate of these swaps as of April 1, 2023 was approximately 4.4%. The interest rate swaps portfolio had a value of $3 million and $6 million as of April 1, 2023 and October 1, 2022, respectively, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other long-term liabilities on the unaudited condensed consolidated balance sheets.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of April 1, 2023, we had accrued liabilities of $36 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of April 1, 2023, we had a liability of $53 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $102 million of cash from operations in the second quarter of 2023. Our primary sources of liquidity as of April 1, 2023 consisted of (1) cash and cash equivalents of $718 million (an aggregate of $171 million of our cash is held by our Indian joint venture and may not be used for general corporate purposes); (2) our Credit Agreement, under which $787 million, net of outstanding borrowings and letters of credit, was available; (3) our uncommitted foreign short-term borrowing facilities of $74 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Credit Agreement up to an additional $200 million.

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

As of April 1, 2023, 43% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of April 1, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan Due 2027 of $341 million under our Credit Agreement under which $341 million is currently outstanding and for which the interest rate we pay is based on a floating index. As of April 1, 2023, we had interest rate swaps with an aggregate notional amount of $600 million that effectively convert the $341 million of our floating rate debt outstanding to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations.

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

Our primary foreign currency cash flows are in certain Asian and European countries, Israel and Mexico. We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts generally have maturities of up to two months and these forward contracts are not designated as part of a hedging relationship for accounting purposes. Accordingly, all outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the unaudited condensed consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of April 1, 2023, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $434 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $126 million as of April 1, 2023.

The net impact of an immediate 10 percent change in exchange rates would not be material to our unaudited condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 1, 2023 because of the material weaknesses in our internal control over financial reporting discussed below.

(b)Material Weaknesses in Internal Control Over Financial Reporting

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

These material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and for the quarterly fiscal periods included in such fiscal years and for the first fiscal quarter ended December 31, 2022. Additionally, these material weaknesses could result in misstatements of the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

(c)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that occurred during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2008, we were named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant we sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against us were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The trial commenced in April 2021 and the submission of evidence concluded in May 2022. On April 3, 2023, the Court published a statement of decision finding us and the other remaining defendants liable for certain past investigation costs incurred by the plaintiff. We believe a loss in this matter is probable and have recorded an estimated loss. There will be subsequent proceedings to assess our and other defendants’ liability for the plaintiff’s future remediation and other costs. It is probable that we will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, at the current time, we are unable to estimate the amount of such additional losses or a range of losses. We intend to continue defending the case vigorously and to seek appellate review at the appropriate time.

On December 20, 2019, we sued our former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and willful misconduct, alleges that we fraudulently misrepresented our capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“Dialight MSA”), and then breached our obligations under the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks compensatory and punitive damages that it contends exceed $200 million, but which we believe are vastly overstated and subject to a contractual limitation of liability that limits any Dialight recovery to less than $2 million. In an Opinion and Order dated March 14, 2023, the Court granted in part our motion for partial summary judgment and dismissed Dialight’s willful misconduct claim. We continue to vigorously prosecute our claims against Dialight. Further, we strongly disagree with Dialight’s allegations and are defending against them vigorously. No trial date has been set in this matter.

In May 2023, Sanmina and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ”) pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplement several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina employees beginning in August 2020 pursuant to which SCI has been producing documents and information and the current and former employees have provided or will provide oral testimony. To date, neither Sanmina nor SCI has been served with a complaint in this matter. We have been, and are, cooperating with the DOJ and continue to produce documents and other information responsive to the CIDs. We are unable to predict the ultimate outcome in this matter, although a loss currently is not considered to be probable or estimable.

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

Refer also to Note 8 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

End Market and Operational Risks

Worldwide supply chain shortages caused by the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components and geopolitical events have collectively limited our ability to manufacture and ship all of the products for which we have demand; our profitability will be reduced if we are unable to continue to pass on increasing component costs.

Over the past three years, our supply chain has been significantly impacted by interruptions in supplier and port operations resulting from the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components following the easing of COVID-19 restrictions, and geopolitical events, such as the war in Ukraine. As a result, we have experienced and continue to experience delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions limited our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components, which we incorporate into our products. Although conditions have recently improved we expect some level of delays and shortages to persist through at least the first half of calendar year 2023 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue, margins and operating cash flow for the periods affected.

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

Our business, operations and results of operations were significantly and negatively impacted by the COVID-19 pandemic over the past three years. Among other impacts, the pandemic:

●	Resulted in the temporary closure of certain of our facilities;
●	Temporarily reduced the amount of staffing at certain of our plants;
●	Required us in some cases to pay staff who are not able to work due to government orders or illness;
●	Limited the capacity of logistics providers to deliver the components we use and ship the products we manufacture;
●	Reduced demand for certain of our customers’ products;
●	Resulted in interruptions in supply of components, either because our suppliers have themselves been prevented from operating or because major distribution channels (e.g., sea transport) were disrupted by the pandemic; and
●	Resulted in certain of our customers and suppliers experiencing financial difficulties, which in some cases have impacted their ability or willingness to satisfy their payment or delivery obligations.

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

We provide products and services to companies that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure industries. Adverse changes in any of these end markets could reduce demand for our customers’ products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect these industries in general and our customers in particular, leading to reductions in net sales. These factors include:

●	intense competition among our customers and their competitors, leading to reductions in prices for their products and increases in pricing pressure placed on us;
●	failure of our customers’ products to gain widespread commercial acceptance, which could decrease the volume of orders our customers place with us;
●	changes in regulatory requirements affecting the products we build for our customers, leading to product redesigns or obsolescence and potentially causing us to lose business; and
●	the negative effects of inflation, rising interest rates and any potential resultant recession on customers’ end markets and their demand for our products and services.

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

Our operating results can vary due to a number of significant uncertainties, including:

●	our ability to replace declining sales from end-of-life programs and customer disengagements with new business wins;
●	conditions in the global economy as a whole and in the industries we serve, which have been significantly impacted by the COVID-19 pandemic, inflationary pressures and rising interest rates;
●	fluctuations in component prices, component shortages and extended component lead times caused by high demand and supply chain constraints, disruptions relating to the COVID-19 pandemic, geopolitical events, such as the war in Ukraine, natural disasters or otherwise;
●	timing and success of new product developments and ramps by our customers, which create demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;
●	levels of demand in the end markets served by our customers;
●	timing of orders from customers and the accuracy of their forecasts;
●	our inventory levels, which have been driven higher as a result of ongoing supply chain disruptions, with higher levels of inventory reducing our operating cash flow;
●	customer payment terms and the extent to which we factor customer receivables during the quarter;
●	increasing labor costs in the regions in which we operate;
●	mix of products ordered by and shipped to major customers, as high volume and low complexity manufacturing services typically have lower gross margins than more complex and lower volume services;
●	our ability to pass tariffs and price increases of components through to our customers;
●	resolution of quality or other claims made by our customers;
●	the degree to which we are able to fully utilize our available manufacturing capacity;
●	customer insolvencies resulting in bad debt or inventory exposures that are in excess of our reserves;
●	our ability to efficiently move manufacturing operations to lower cost regions when requested by our customers;
●	changes in our tax provision due to changes in our estimates of pre-tax income in the jurisdictions in which we operate, uncertain tax positions and our continued ability to utilize our deferred tax assets; and
●	political and economic developments in countries in which we or our customers or our suppliers have operations, which could restrict our operations or those of our suppliers and/or customers or increase our costs.

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

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are or can be negatively impacted by economic, political and other conditions in the foreign countries in which we do business, including:

●	changes in trade and tax laws that may result in us or our customers being subject to increased taxes, duties and tariffs and import and export restrictions, which could increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;
●	compliance with foreign laws, including labor laws that generally provide for increased notice, severance and consultation requirements compared to U.S. labor laws;
●	labor unrest, including strikes;
●	difficulties in staffing due to immigration or travel restrictions imposed by national governments, including the U.S.;
●	security concerns;
●	political instability and/or regional military tension or hostilities, such as the war in Ukraine, the possibility of such conflict broadening to areas outside of Ukraine, and the actions taken by national governments in response to such hostilities, such as sanctions and export bans;
●	fluctuations in currency exchange rates, which may either increase or decrease our operating costs and for which we have significant exposure;
●	the imposition of currency controls, which would have the effect of preventing us from repatriating profits from our foreign subsidiaries;
●	exposure to heightened corruption risks;
●	aggressive, selective or lax enforcement of laws and regulations by national governmental authorities; and
●	potentially increased risk of misappropriation of intellectual property.

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

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although customers are generally liable for components we procure on their behalf, finished goods and work-in-process at the time of cancellation, customers may fail to honor this commitment or we may be unable to, or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or push-outs of orders by customers and reduced customer forecasts customers could cause our inventory levels to increase, consume working capital, lead to write-offs of inventory that customers fail to purchase for any reason, which could reduce our sales, net income and liquidity.

Our strategy to pursue higher margin business depends in part on the success of our CPS businesses, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy of providing end-to-end manufacturing solutions is to grow our CPS businesses, which supplies printed circuit boards, backplane and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally yield higher margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS businesses also depends on our ability to increase sales of our proprietary products, convince our customers to purchase our components rather than those of third parties for use in the manufacture of their products, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers’ designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce the revenue and margins of our CPS businesses, which in turn would have an adverse and potentially disproportionate effect on our overall revenues and profitability.

Transfers of business or operations may increase our costs and cause disruptions in our ability to service our customers.

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

In addition, certain of our foreign manufacturing facilities are leased from third parties. To the extent we are unable to renew the leases covering such facilities as they expire on reasonable terms, or are forced to move our operations at those facilities to other locations as a result of a failure to agree upon renewal terms, production for our customers may be interrupted, we may breach our customer agreements, we could incur significant start-up costs at new facilities and our lease expense may increase, potentially significantly.

Regulatory, Compliance and Litigation Risks

We are subject to a number of U.S. export control and regulatory requirements relating to our defense business, with which the failure to comply could result in fines and reduction of future revenue.

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations (“ITAR”), the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department (“OFAC”). The U.S. Commerce Department recently released rules that in some cases significantly restrict the export of U.S. technology to or from China. These laws could negatively impact our operations in China by making it more difficult to import components containing U.S. technology into China and to export finished products containing such components out of China. Any failure to comply with export control laws could result in significant fines or penalties. We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. For example, we have received and are responding to several Civil Investigative Demands from the U.S. Department of Justice relating to certain contracts, projects, proposals, and business activities of our SCI subsidiary. Should we be found to have violated one or more government contracting laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including maintaining redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, our systems, like those of other large companies, are regularly subject to third party hacking attempts. Despite the implementation of numerous network security measures, both our internal and our cloud-based infrastructure may also be vulnerable to such hacking attempts, the installation of computer viruses, malware or similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing, business email compromise efforts and ransomware attacks. For example, a cyberattack in 2020 involving malware delivered through network monitoring software sold by SolarWinds resulted in the penetration of the systems of a multitude of governmental and commercial entities. While we were not affected by this cyberattack, there can be no assurance that a future malware attack will not be successful in breaching our systems. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense and aerospace business is subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance coverage for cyberattacks is limited. There can be no assurance that our cybersecurity measures will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be barred from future participation in U.S. government programs.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past, a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. For example, in April 2023, a court issued a ruling finding us and other defendants liable for certain investigation costs relating to a site owned by a predecessor company in Southern California at which a disposal was alleged to have occurred. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, we have reported material weaknesses in this Quarterly Report on Form 10-Q.

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has recently proposed rules requiring that issuers provide significantly increased disclosures concerning cybersecurity matters and the impact of climate changes on their business and has adopted rules requiring public companies to adopt more stringent executive compensation clawback policies. Increasing regulatory burdens and corporate governance requirements could also make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory levels, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, the amount available to borrow under the Credit Agreement and the amount of accounts receivable eligible for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. The sale of receivables under our factoring programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired.

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

A principal source of our liquidity is our cash and cash equivalents, which are held with various financial institutions. Although we distribute such funds among a number of financial institutions that we believe to be of high quality, there can be no assurance that one or more of such institutions will not become insolvent in the future. For example, in Spring of 2023, three mid-sized regional banks failed and were placed under the temporary control of federal regulators. Although the Company’s cash and cash equivalents were not deposited in any of such banks, should the financial institutions in which the Company’s cash and cash equivalents are deposited fail and not be backstopped by the federal government or otherwise guaranteed, all or a portion of our uninsured funds on deposit with such institutions could be lost. Similarly, should the financial institutions holding the cash and cash equivalents of our customers fail and not be backstopped or otherwise guaranteed, our customers may become unable to satisfy their obligations to us. Finally, if one or more counterparties to our interest rate or foreign currency hedging instruments were to fail, we could suffer losses and our hedging of risk could become less effective.

More than 50% of our cash is held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

Our Credit Agreement contains covenants that may adversely impact our business; the failure to comply with such covenants or the occurrence of an event of default could cause us to be unable to borrow additional funds and cause our outstanding debt to become immediately payable.

Our Credit Agreement contains a maximum leverage and minimum interest coverage ratio and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other strategic transactions. Such facility also contains customary events of default, including that a material business interruption or cessation has not occurred. Finally, such facility includes covenants requiring, among other things, that we timely file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured, all of our outstanding debt would become immediately due and payable and the incurrence of additional debt under our Credit Agreement would not be allowed, either of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

Because we manufacture the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates, particularly in volatile currencies to which we are exposed, such as the Euro, Mexican peso, Malaysian ringgit and Chinese renminbi. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and assets and liabilities. As such, our foreign currency hedging program may not fully cover all of our exposure to exchange rate fluctuations. If our hedging activities are not successful, our net income may be reduced. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency, which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. For example, in the first quarter of fiscal 2023, we entered into a joint venture with a wholly-owned subsidiary of Reliance Industries Limited intended to create a world-class electronic manufacturing hub in India. The success of this joint venture is subject to a number of risks and uncertainties including the timing of the joint venture obtaining “Trusted Source” designation under the India government’s “Make in India” initiative, adverse changes in the key markets the joint venture will target and the risks described above under the caption “We are subject to risks arising from our international operations.” Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention from their normal operational duties, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable. We may also choose to divest plants, businesses or products lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

Item 5. Other Information

On May 18, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) as a result of its failure to file this Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023 (the “Form 10-Q”) with the SEC by the required due date of May 16, 2023. The Notice stated that, under the Nasdaq Listing Rules, the Company has 60 calendar days, or until July 17, 2023, to submit a plan to regain compliance with Nasdaq’s continued listing requirements.

On May 19, 2023 the Company filed Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, Amendment No. 1 to the Company’s Form 10-Q for the quarter ended December 31, 2022 and this Form 10-Q with the SEC. As a result of these filings, the Company believes it has regained compliance with Nasdaq Listing Rule 5250(c)(1) and that no further action will be taken with respect to the Notice. In addition, as a result of making these filings with the SEC, the Company believes that it has cured a default that occurred with respect to the Credit Agreement due to the Company’s failure to file this Form 10-Q on or prior to May 16, 2023.

Please refer to Note 1 to Condensed Consolidated Financial Statements contained in this report for more details regarding the matter that caused the Company to not be able to file its Form 10-Q by the required due date.

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