Form 10-Q
period 2023-07-01
SANMINA CORP
filed 2023-08-02
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023
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
As of July 26, 2023, there were 57,226,949 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 1, 2023	October 1, 2022
		(Restated)
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$656,588	$529,857
Accounts receivable, net of allowances of approximately $8 million as of July 1, 2023 and October 1, 2022	1,279,966	1,138,894
Contract assets	459,145	475,721
Inventories	1,489,200	1,684,099
Prepaid expenses and other current assets	68,121	62,044
Total current assets	3,953,020	3,890,615
Property, plant and equipment, net	631,744	575,170
Deferred tax assets	187,434	209,554
Other	185,694	160,192
Total assets	$4,957,892	$4,835,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,724,034	$2,041,434
Accrued liabilities	277,515	281,599
Accrued payroll and related benefits	138,815	130,892
Short-term debt, including current portion of long-term debt	17,500	17,500
Total current liabilities	2,157,864	2,471,425
Long-term liabilities:
Long-term debt	316,552	329,237
Other	217,748	215,333
Total long-term liabilities	534,300	544,570
Contingencies (Note 8)
Stockholders’ equity	2,265,728	1,819,536
Total liabilities and stockholders’ equity	$4,957,892	$4,835,531

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
		(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,207,118	$2,023,361	$6,883,029	$5,694,757
Cost of sales	2,023,910	1,861,176	6,313,246	5,244,780
Gross profit	183,208	162,185	569,783	449,977

Operating expenses:
Selling, general and administrative	68,828	61,506	192,948	184,798
Research and development	6,719	5,071	18,712	15,320
Restructuring and other	296	3,994	1,731	3,730
Total operating expenses	75,843	70,571	213,391	203,848

Operating income	107,365	91,614	356,392	246,129

Interest income	4,213	540	9,685	1,198
Interest expense	(10,066)	(5,615)	(28,033)	(15,362)
Other expense	(2,508)	(7,774)	(11,988)	(7,110)
Interest and other, net	(8,361)	(12,849)	(30,336)	(21,274)

Income before income taxes	99,004	78,765	326,056	224,855
Provision for income taxes	17,267	1,543	63,898	42,835
Net income before noncontrolling interest	81,737	77,222	$262,158	$182,020
Less: Net income attributable to noncontrolling interest	5,243	—	14,029	—
Net income attributable to common shareholders	$76,494	$77,222	$248,129	$182,020

Net income attributable to common shareholders per share:
Basic	$1.32	$1.29	$4.28	$2.92
Diluted	$1.28	$1.25	$4.14	$2.83

Weighted average shares used in computing per share amounts:
Basic	57,987	59,970	57,995	62,404
Diluted	59,592	61,702	59,996	64,292

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
		(Restated)		(Restated)
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$81,737	$77,222	$262,158	$182,020
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(436)	(3,819)	6,807	(6,935)
Derivative financial instruments:
Change in net unrealized amount	6,856	(2,497)	14,263	7,243
Amount reclassified into net income before noncontrolling interest	(1,832)	5,351	(11,331)	7,751
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(58)	719	(966)	1,380
Amortization of actuarial losses and transition costs	222	228	784	708
Total other comprehensive income (loss), net of tax	4,752	(18)	9,557	10,147
Comprehensive income before noncontrolling interest	$86,489	$77,204	$271,715	$192,167
Less: Net income attributable to noncontrolling interest	5,243	—	14,029	—
Comprehensive income attributable to common shareholders	$81,246	$77,204	$257,686	$192,167

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
		(Restated)		(Restated)
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,483,955	$6,359,270	$6,381,348	$6,339,506
Issuances under stock plans	—	72	295	1,474
Stock-based compensation expense	13,317	10,683	37,460	29,045
Repurchases of treasury stock	—	(144)	—	(144)
Sale of noncontrolling interest	—	—	78,169	—
Balance, end of period	6,497,272	6,369,881	6,497,272	6,369,881
Treasury Stock
Balance, beginning of period	(1,399,666)	(1,229,523)	(1,378,159)	(1,047,202)
Repurchases of treasury stock	(52,072)	(124,293)	(73,579)	(306,614)
Balance, end of period	(1,451,738)	(1,353,816)	(1,451,738)	(1,353,816)
Accumulated Other Comprehensive Income
Balance, beginning of period	61,130	50,855	56,325	40,690
Other comprehensive income (loss), net of tax	4,752	(18)	9,557	10,147
Balance, end of period	65,882	50,837	65,882	50,837
Accumulated Deficit
Balance, beginning of period	(3,068,343)	(3,375,564)	(3,239,978)	(3,480,362)
Net income attributable to common shareholders	76,494	77,222	248,129	182,020
Balance, end of period	(2,991,849)	(3,298,342)	(2,991,849)	(3,298,342)
Noncontrolling Interest
Balance, beginning of period	140,918	—	—	—
Sale of noncontrolling interest	—	—	132,132	—
Net income attributable to noncontrolling interest	5,243	—	14,029	—
Balance, end of period	146,161	—	146,161	—
Total stockholders’ equity	$2,265,728	$1,768,560	$2,265,728	$1,768,560

Common Stock Shares Outstanding
Number of shares, beginning of period	111,285	109,911	110,160	108,734
Issuances under stock plans	43	99	1,168	1,276
Number of shares, end of period	111,328	110,010	111,328	110,010
Treasury Shares
Number of shares, beginning of period	(53,127)	(49,124)	(52,766)	(44,427)
Repurchases of treasury stock	(982)	(3,096)	(1,343)	(7,793)
Number of shares, end of period	(54,109)	(52,220)	(54,109)	(52,220)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	July 1, 2023	July 2, 2022
		(Restated)
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$262,158	$182,020
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	87,716	82,097
Stock-based compensation expense	37,460	29,045
Deferred income taxes	21,232	15,993
Other, net	284	(1,298)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(137,712)	(40,276)
Contract assets	16,576	(112,606)
Inventories	199,406	(552,851)
Prepaid expenses and other assets	(27,492)	(13,269)
Accounts payable	(308,579)	507,909
Accrued liabilities	7,262	152,192
Cash provided by operating activities	158,311	248,956

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(153,239)	(90,398)
Proceeds from sales of property, plant and equipment	1,084	8,339
Purchases of investments	(2,000)	(1,700)
Cash used in investing activities	(154,155)	(83,759)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Holdback paid in connection with previous business combination	(8,558)	—
Repayments of long-term debt	(13,125)	(14,064)
Proceeds from revolving credit facility borrowings	2,426,300	926,500
Repayments of revolving credit facility borrowings	(2,426,300)	(926,500)
Net proceeds from stock issuances	295	1,474
Repurchases of common stock	(73,579)	(306,758)
Proceeds from collection of notes receivable	—	500
Proceeds from sale of noncontrolling interest	215,799	—
Cash provided by (used in) financing activities	120,832	(318,848)

Effect of exchange rate changes	1,743	(3,070)
Increase (decrease) in cash and cash equivalents	126,731	(156,721)
Cash and cash equivalents at beginning of period	529,857	650,026
Cash and cash equivalents at end of period	$656,588	$493,305

Cash paid during the period for:
Interest, net of capitalized interest	$24,908	$12,155
Income taxes, net of refunds	$45,053	$33,801
Unpaid purchases of property, plant and equipment at the end of period	$25,938	$28,831

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Restatement of Condensed Consolidated Financial Statements

Sanmina Corporation (the “Company” or “Sanmina”) identified misstatements in the unaudited condensed consolidated financial statements for the comparative periods of 2022 in conjunction with an independent investigation conducted by the Audit Committee of the Board of Directors, as further disclosed in the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 11, 2023. The comparative periods have been amended and restated to correct for such misstatements. More detailed information related to the amendment and restatement is contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022 and Amendment No. 1 to the Company’s Form 10-Q for the quarter ended December 31, 2022 as filed with the Securities and Exchange Commission on May 22, 2023.

During the preparation of its unaudited consolidated financial statements for the fiscal quarter ended April 1, 2023, the Company determined that certain personnel in one of its divisions had failed to properly substantiate and update cost estimates for materials and other costs over the life of certain contracts. As a result, the Company conducted an independent investigation (the “Investigation”) under the direction of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). The division, like other Company divisions, has a stand-alone finance organization, which reports directly to the Company’s finance organization and indirectly to the management of the division. References in the findings below refer solely to this division unless otherwise noted. The Investigation found that:

•In connection with the preparation and review of quarterly contract cost and other estimates, an internal control in the Company’s accounting process for the division’s contracts with customers, certain division personnel made inappropriate and unsupported adjustments to reduce certain cost estimates and failed to appropriately evaluate and increase other cost estimates to reflect cost overruns and other costs associated with delays in completing certain contracts.

•The division had a culture that did not recognize or emphasize the importance of rigor in the division’s quarterly contract estimate review process or its significance to the Company’s internal control over financial reporting and accounting and financial reporting determinations with respect to the division’s contracts with customers. Instead, the division’s tone at the top and other control weaknesses enabled participants in the quarterly contract estimate review process to tolerate, place undue reliance on or otherwise fail to challenge unsupported adjustments and assumptions to contract cost estimates that had been made based on unsubstantiated optimism and/or a desire to avoid adverse outcomes.

•The division had an ineffective finance function that did not provide sufficient oversight on financial accounting and reporting matters or effectively challenge adjustments or other improper practices in the quarterly contract estimate review process.

•Certain division personnel lacked sufficient understanding of the division’s policies and procedures for the quarterly contract estimate review process as well as the relevant cost and contract accounting practices and requirements.

•Certain division personnel provided materially inaccurate and incomplete information to, including in response to inquiries from, Company management and the Company’s internal and independent auditors concerning contract cost estimates and related items.

The “Previously Reported” amounts in the following tables are amounts derived from the Form 10-Q for the period ended July 2, 2022. The amounts in columns labeled “Investigation Adjustments” represent the effect of adjustments resulting from an independent investigation conducted by the Audit Committee of the Board of Directors and the amounts in columns labeled “Other Adjustments” represent the effect of uncorrected misstatements in previously filed financial statements that were not material, individually or in the aggregate, to those previously filed financial statements. The effects of the restatement, including the related income tax effects, have been corrected in all impacted tables and footnotes throughout these condensed consolidated financial statements. The only impact to the Unaudited Condensed Consolidated Statements of Comprehensive Income and Unaudited Condensed Consolidated Statements of Stockholders’ Equity was to net income.

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

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Income for the three and nine months ended July 2, 2022.

	Three Months Ended			Nine Months Ended
	July 2, 2022			July 2, 2022
	(Unaudited)			(Unaudited)
	Previously Reported	Investigation Adjustments	As Restated	Previously Reported	Investigation Adjustments	As Restated
	(In thousands, except per share data)
Net sales	$2,019,059	$4,302	$2,023,361	$5,687,914	$6,843	$5,694,757
Cost of sales	1,853,870	7,306	1,861,176	5,225,789	18,991	5,244,780
Gross profit	165,189	(3,004)	162,185	462,125	(12,148)	449,977

Operating expenses:
Selling, general and administrative	61,506	—	61,506	184,798	—	184,798
Research and development	5,071	—	5,071	15,320	—	15,320
Restructuring and other	3,994	—	3,994	3,730	—	3,730
Total operating expenses	70,571	—	70,571	203,848	—	203,848

Operating income	94,618	(3,004)	91,614	258,277	(12,148)	246,129

Interest income	540	—	540	1,198	—	1,198
Interest expense	(5,615)	—	(5,615)	(15,362)	—	(15,362)
Other income (expense), net	(7,774)	—	(7,774)	(7,110)	—	(7,110)
Interest and other, net	(12,849)	—	(12,849)	(21,274)	—	(21,274)

Income before income taxes	81,769	(3,004)	78,765	237,003	(12,148)	224,855
Provision for income taxes	2,226	(683)	1,543	45,606	(2,771)	42,835
Net Income	$79,543	$(2,321)	$77,222	$191,397	$(9,377)	$182,020

Net income per share:
Basic	$1.33	$(0.04)	$1.29	$3.07	$(0.15)	$2.92
Diluted	$1.29	$(0.04)	$1.25	$2.98	$(0.15)	$2.83

Weighted average shares used in computing per share amounts:
Basic	59,970	—	59,970	62,404	—	62,404
Diluted	61,702	—	61,702	64,292	—	64,292

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Balance Sheet as of October 1, 2022.

	As of
	October 1, 2022

	Previously Reported	Investigation Adjustments	Other Adjustments	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$529,857	$—	$—	$529,857
Accounts receivable, net of allowances	1,138,894	—	—	1,138,894
Contract assets	503,674	(27,953)	—	475,721
Inventories	1,691,081	(21,705)	14,723	1,684,099
Prepaid expenses and other current assets	62,044	—	—	62,044
Total current assets	3,925,550	(49,658)	14,723	3,890,615
Property, plant and equipment, net	575,170	—	—	575,170
Deferred tax assets	198,588	10,966	—	209,554
Other	160,192	—	—	160,192
Total assets	$4,859,500	$(38,692)	$14,723	$4,835,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,029,534	$—	$11,900	$2,041,434
Accrued liabilities	275,735	1,441	4,423	281,599
Accrued payroll and related benefits	130,892	—	—	130,892
Short-term debt, including current portion of long-term debt	17,500	—	—	17,500
Total current liabilities	2,453,661	1,441	16,323	2,471,425
Long-term liabilities:
Long-term debt	329,237	—	—	329,237
Other	215,333	—	—	215,333
Total long-term liabilities	544,570	—	—	544,570
Contingencies (Note 8)
Stockholders’ equity	1,861,269	(40,133)	(1,600)	1,819,536
Total liabilities and stockholders’ equity	$4,859,500	$(38,692)	$14,723	$4,835,531

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Condensed Consolidated Statements of Cash Flows for the nine month period ended July 2, 2022. There were no adjustments to cash flows provided by (used in) investing or financing activities for the nine month period ended July 2, 2022.

	Nine Months Ended
	July 2, 2022
	(Unaudited)
	Previously Reported	Investigation Adjustments	Other Adjustments	As Restated

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$191,397	$(9,377)	$—	$182,020
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	82,097	—	—	82,097
Stock-based compensation expense	29,045	—	—	29,045
Deferred income taxes	18,522	(2,529)	—	15,993
Other, net	(1,298)	—	—	(1,298)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(39,850)	—	(426)	(40,276)
Contract assets	(110,565)	6,210	(8,251)	(112,606)
Inventories	(559,118)	6,544	(277)	(552,851)
Prepaid expenses and other assets	(13,269)	—	—	(13,269)
Accounts payable	507,632	—	277	507,909
Accrued liabilities	144,363	(848)	8,677	152,192
Cash provided by operating activities	$248,956	$—	$—	$248,956
Note 2. Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended October 1, 2022, included in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for such fiscal year filed with the SEC on May 22, 2023.

The condensed consolidated financial statements include all accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which it has control. All intra-company accounts and transactions have been eliminated. Noncontrolling interest represents a noncontrolling investor’s interest in the results of operations of subsidiaries that the Company controls and consolidates.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Results of operations for the third quarter of 2023 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

The Company has determined that revenue for the majority of its contracts is required to be recognized on an over time basis. This determination is based on the fact that 1) the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancellation of a contract for convenience or 2) the Company’s customer simultaneously receives and consumes the benefits provided by the Company’s services. For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. At least 94% of the Company’s revenue is recognized on an over time basis, which is as products are manufactured or services are performed. Because of this, and the fact that there is no work-in-process or finished goods inventory associated with contracts for which revenue is recognized on an over-time basis, 99% or more of the Company’s inventory at the end of a given period is in the form of raw materials. For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, the Company evaluates whether contract modifications for claims have been approved and, if so, estimates the amount, if any, of variable consideration that can be included in the transaction price of the contract. This division is an operating segment whose results are combined with eleven other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes. During the nine months ended July 1, 2023, CPS revenue and gross profit were $1 billion and $155 million, respectively.

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
•The Company has elected not to disclose information about remaining performance obligations that have original expected durations of one year or less, which is substantially all of the Company’s remaining performance obligations.
•Incremental costs of obtaining a contract are not capitalized if the period over which such costs would be amortized to expense is less than one year.

Disaggregation of Revenue

In the following table, revenue is disaggregated by segment, market sector and geography.

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
		(Restated)		(Restated)
	(In thousands)
Segments:
IMS	$1,811,530	$1,617,858	$5,657,800	$4,584,185
CPS	395,588	405,503	1,225,229	1,110,572
Total	$2,207,118	$2,023,361	$6,883,029	$5,694,757

End Markets:
Industrial, Defense, Medical and Automotive	$1,344,068	$1,221,989	$4,045,939	$3,434,221
Communications Networks and Cloud Infrastructure	863,050	801,372	2,837,090	2,260,536
Total	$2,207,118	$2,023,361	$6,883,029	$5,694,757

Geography:
Americas (1)	$1,131,925	$989,172	$3,380,454	$2,687,304
APAC	743,372	739,084	2,511,205	2,144,534
EMEA	331,821	295,105	991,370	862,919
Total	$2,207,118	$2,023,361	$6,883,029	$5,694,757
(1) Mexico represents approximately 70% and 60% of the Americas revenue and the U.S. represents approximately 30% and 40% of the Americas revenue for the nine months ended July 1, 2023 and July 2, 2022, respectively.

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 23% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of July 1, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets were $40 million and $37 million as of July 1, 2023 and October 1, 2022, respectively. Defined benefit plan assets were $17 million as of October 1, 2022 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Foreign exchange contracts were not material as of July 1, 2023 or October 1, 2022.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of July 1, 2023 or October 1, 2022.

Derivative Instruments

Foreign Exchange Rate Risk

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange risk.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company’s primary foreign currency cash flows are in China, Mexico and India.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	July 1, 2023	October 1, 2022
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$127,484	$123,172
Number of contracts	50	50
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$407,290	$531,558
Number of contracts	43	43

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

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, in the condensed consolidated statements of income. The amount of gains or losses associated with these forward contracts was not material for any period presented herein. From an economic perspective, the objective of the Company’s hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate (“SOFR”), which is the benchmark interest rate associated with anticipated variable rate borrowings. These interest rate swaps have maturity dates of December 1, 2023 and September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $650 million and $350 million were outstanding as of July 1, 2023 and October 1, 2022, respectively. The aggregate effective interest rate of these swaps as of July 1, 2023 was approximately 4.6%. The interest rate swaps portfolio had a value of $10 million and $6 million as of July 1, 2023 and October 1, 2022, respectively, of which the majority is included in prepaid expenses and other current assets and the remaining amount is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 5. Debt

Long-term debt consisted of the following:

	As of
	July 1, 2023	October 1, 2022
	(In thousands)
Term loan due 2027, net of issuance costs	$334,052	$346,737
Less: Current portion of Term Loan	17,500	17,500
Long-term debt	$316,552	$329,237

Term Loan maturities by fiscal year are as follows:

As of
July 1, 2023
(In thousands)
Remainder of 2023	$4,375
2024	13,125
2025	17,500
2026	21,875
2027	280,000
$336,875

Revolving Credit Facility

During the fourth quarter of 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), that provides for an $800 million revolving credit facility and drew a $350 million secured term loan (“Term Loan Due 2027”). Subject to the satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, the Company may increase the revolving commitment up to an additional $200 million.

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

On May 17, 2023, as a result of the Company’s failure to timely file its Form 10-Q for the quarter ended April 1, 2023, the Company was in technical default with respect to certain covenants within its Credit Agreement. The Company filed the Form 10-Q on May 22, 2023 within the stated cure period of 15 calendar days and was no longer in default.

Certain of the Company’s domestic subsidiaries are guarantors under the Credit Agreement. The Company and the subsidiary guarantors’ obligations under the Credit Agreement are secured by a lien on substantially all of their respective assets (excluding real property), including cash, accounts receivable and the shares of certain Company subsidiaries, subject to certain exceptions.

As of July 1, 2023, there were no borrowings and $13 million of letters of credit outstanding under the Credit Agreement.

Foreign Short-term Borrowing Facilities

As of July 1, 2023, certain foreign subsidiaries of the Company had a total of $73 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of July 1, 2023.

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

ROU assets and lease liabilities are as follows:

	As of
	July 1, 2023	October 1, 2022
	(In thousands)
Other assets	$98,288	$79,495

Accrued liabilities	$21,366	$16,695
Other long-term liabilities	64,552	48,566
Total lease liabilities	$85,918	$65,261

Weighted average remaining lease term (in years)	10.88	15.74
Weighted average discount rate	3.82%	2.40%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands)
Operating lease expense (1)	$8,976	$6,009	$26,541	$17,779

			Nine Months Ended
			July 1, 2023	July 2, 2022
			(In thousands)
Cash paid for operating lease liabilities			$18,023	$14,566
(1)    Includes immaterial amounts of short-term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of July 1, 2023, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2023	$6,187
2024	23,998
2025	21,258
2026	16,876
2027	13,624
Thereafter	13,113
Total lease payments	95,056
Less: imputed interest	9,138
Total	$85,918

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended July 1, 2023 and July 2, 2022, the Company sold approximately $2 billion and $1 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were $16 million and $2 million for the nine months ended July 1, 2023 and July 2, 2022, respectively. As of July 1, 2023 and October 1, 2022, $172 million and $194 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services, is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as the servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of July 1, 2023 and October 1, 2022, $58 million and $49 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 8. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of July 1, 2023 and October 1, 2022, the Company had estimated liabilities of $34 million and $38 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of July 1, 2023, the Company had been named in a lawsuit and several administrative orders alleging that certain of its current and former sites sent waste for disposal that contributed to groundwater contamination, which require further management and care. One such order demands that the Company and other alleged defendants, fund continued post-closure care and remediation at four properly permitted former hazardous waste landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating with a working group of a number of other alleged defendants in a pending settlement of this matter and has reserved its estimated exposure for this matter as of July 1, 2023, which amount is immaterial.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On April 3, 2023, the Court published a statement of decision finding the Company and other remaining defendants liable for certain past investigation costs incurred by the plaintiff. The Company believes a loss in this matter is probable and has recorded its estimated loss as of July 1, 2023. There will be subsequent proceedings to assess the Company’s and other defendants’ liability for the plaintiff’s future remediation and other costs, including attorneys’ fees. It is probable that the Company will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, the Company is unable to estimate the amount of such additional losses or a range of losses. The Company intends to continue defending the case vigorously and to seek appellate review at the appropriate time.

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and willful misconduct, alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (the “Dialight MSA”), and then breached its obligations contained in the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks compensatory and punitive damages that it contends exceed $200 million, but the Company believes Dialight’s claimed damages are vastly overstated and are subject to a contractual limitation of liability that limits any Dialight recovery to less than $2 million. In an Opinion and Order dated March 14, 2023, the Court granted in part the Company’s motion for partial summary judgment and dismissed Dialight’s willful misconduct claim. The Company continues to vigorously prosecute its claims against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and is defending against Dialight’s remaining claims vigorously. No trial date has been set in this matter.

In May 2023, the Company and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ") pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplement several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina employees beginning in August 2020, pursuant to which SCI has been producing documents and information and the current and former employees have provided or will provide oral testimony. To date, neither the Company nor SCI has been served with a complaint in this matter. The Company has been, and is, cooperating with the DOJ and continues to produce documents and other information responsive to the CIDs. The Company is unable to predict the ultimate outcome in this matter, although a loss currently is not considered to be probable or estimable.

For each of the pending matters noted above, the Company is unable to reasonably estimate a range of possible loss at this time.

In addition, from time to time, the Company may become involved in routine legal proceedings, demands, claims, threatened litigation and regulatory inquiries and investigations that arise in the normal course of our business. The Company records liabilities for such matters when a loss becomes probable and the amount of loss can be reasonably estimated. The ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition.

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

The Company’s provision for income taxes for the three months ended July 1, 2023 and July 2, 2022 was $17 million (17% of income before taxes) and $2 million (2% of income before taxes), respectively. Income tax expense for the three months ended July 1, 2023 and July 2, 2022 included the recognition of tax benefits of approximately $5 million and $15 million, respectively, that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

The Company’s provision for income taxes for the nine months ended July 1, 2023 and July 2, 2022 was $64 million (20% of income before taxes) and $43 million (19% of income before taxes), respectively. Income tax expense was higher for the nine months ended July 1, 2023 primarily due to an increase in profit before tax.

Note 10. Stockholders’ Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	July 1, 2023	October 1, 2022
	(In thousands)
Foreign currency translation adjustments	$70,736	$63,929
Unrealized holding gains on derivative financial instruments	7,044	4,112
Unrecognized net actuarial losses and transition costs for benefit plans	(11,898)	(11,716)
Total	$65,882	$56,325

Stock Repurchase Program

During the nine months ended July 1, 2023 and July 2, 2022, the Company repurchased 1 million and 7 million shares of its common stock for $51 million and $293 million, respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. During the third quarter of 2023, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock in the open market or in negotiated private transactions. As of July 1, 2023, an aggregate of $312 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.4 million and 0.4 million shares of its common stock during the nine months ended July 1, 2023 and July 2, 2022, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $22 million and $13 million for the nine months ended July 1, 2023 and July 2, 2022, respectively, to applicable tax authorities in connection with these repurchases.

Note 11. Business Segment, Geographic and Customer Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments, products and services, geographic areas of operations and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
		(Restated)		(Restated)
	(In thousands)
Gross sales:
IMS	$1,821,819	$1,624,760	$5,689,432	$4,607,895
CPS	419,156	432,058	1,308,326	1,191,743
Intersegment revenue	(33,857)	(33,457)	(114,729)	(104,881)
Net sales	$2,207,118	$2,023,361	$6,883,029	$5,694,757

Gross profit:
IMS	$152,059	$118,359	$429,855	$333,648
CPS	37,036	47,801	154,564	128,393
Total	189,095	166,160	584,419	462,041
Unallocated items (1)	(5,887)	(3,975)	(14,636)	(12,064)
Total	$183,208	$162,185	$569,783	$449,977

(1)    For purposes of evaluating segment performance, management excludes certain items from its measure of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, litigation settlements and investigation costs.

Net sales by geographic segment, determined based on the country in which a product is manufactured, were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
		(Restated)		(Restated)
	(In thousands)
Net sales:
Americas (1)	$1,131,925	$989,172	$3,380,454	$2,687,304
APAC	743,372	739,084	2,511,205	2,144,534
EMEA	331,821	295,105	991,370	862,919
Total	$2,207,118	$2,023,361	$6,883,029	$5,694,757

(1)    Mexico represents approximately 70% and 60% of the Americas revenue and the U.S. represents approximately 30% and 40% of the Americas revenue for the nine months ended July 1, 2023 and July 2, 2022, respectively.

Percentage of net sales represented by ten largest customers	47%	48%	49%	49%
Number of customers representing 10% or more of net sales	1	1	1	2

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
		(Restated)		(Restated)
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$76,494	$77,222	$248,129	$182,020

Denominator:
Weighted average common shares outstanding	57,987	59,970	57,995	62,404
Effect of dilutive stock options and restricted stock units	1,605	1,732	2,001	1,888
Denominator for diluted earnings per share	59,592	61,702	59,996	64,292

Net income attributable to common shareholders per share:
Basic	$1.32	$1.29	$4.28	$2.92
Diluted	$1.28	$1.25	$4.14	$2.83

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 13. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands)
Cost of sales	$4,518	$3,724	$12,785	$10,455
Selling, general and administrative	8,588	6,819	24,034	18,230
Research and development	211	140	641	360
Total	$13,317	$10,683	$37,460	$29,045

During the second quarter of 2023, the Company's stockholders approved the reservation of an additional 1 million shares of common stock for future issuance under the Company's 2019 Equity Incentive Plan. As of July 1, 2023, an aggregate of 6 million shares of common stock were authorized for future issuance under the Company’s stock plans, of which 3 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3 million shares of common stock were available for future grant.

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

Generally, the Company’s PSUs vest contingent on achievement of cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved during the measurement period, the PSUs will be cancelled. If the minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 70% to 130% of the number of PSUs granted, depending on the extent of performance. Additionally, the number of shares that vest may be adjusted up or down by up to 15% based on the Company’s total shareholder return relative to that of its peer group over this same period.

Activity with respect to the Company’s RSUs and PSUs was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2022	3,280	37.11	1.35	155,049
Granted	952	59.88
Vested/Forfeited/Cancelled	(1,309)	36.09
Outstanding as of July 1, 2023	2,923	44.98	1.38	172,287
Expected to vest as of July 1, 2023	2,592	44.51	1.33	152,789

As of July 1, 2023, unrecognized compensation expense of $82 million is expected to be recognized over a weighted average period of 1.4 years.

Note 14. Strategic Transaction

India Joint Venture

On October 3, 2022 (“Transaction Date”), the Company completed a joint venture transaction pursuant to a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) previously entered into with Reliance Strategic Business Ventures Limited (“RSBVL”), a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders’ Agreement, the parties established

Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment. This partnership leverages the Company’s advanced manufacturing experience and RSBVL’s expertise and leadership in the Indian business ecosystem. In addition to supporting the Company’s current customer base, the joint venture will create a state-of-the-art ‘Manufacturing Technology Center of Excellence’ that will serve as an incubation center to support the product development and hardware start-up ecosystem in India, as well as promote research and innovation of leading-edge technologies.

As a result of the transaction, RSBVL acquired shares of SIPL for approximately $216 million of cash such that RSBVL holds 50.1% of the outstanding shares of SIPL and the Company holds the remaining 49.9% of the outstanding shares of SIPL. In connection with RSBVL’s investment, the Company and RSBVL entered into a management services contract pursuant to which the Company has the unilateral ability to make the significant financial and operating decisions made in the ordinary course of SIPL’s business.

In accordance with ASC 810, Consolidation, the Company is required to consolidate entities in which it has a controlling financial interest. The Company determined the voting interest model was applicable under ASC 810 and concluded that, despite not having a majority ownership interest, the Company has a controlling financial interest in SIPL through the management services contract. Therefore, the Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. Because the Company has a controlling financial interest in SIPL, it consolidates SIPL. However, the Company periodically assesses whether any changes in facts and circumstances have occurred that could require the Company to deconsolidate SIPL.

The Company recognized a noncontrolling interest of $132 million and an increase in additional paid-in-capital of $84 million in the condensed consolidated financial statements in connection with the sale of shares of SIPL to RSBVL as of the Transaction Date. SIPL’s cash and cash equivalents balance of $167 million as of July 1, 2023 is not available for general corporate purposes and must be retained in SIPL to fund SIPL’s operations.

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

Overview

We are a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. Our revenue is generated from sales of our products and services primarily to original equipment manufacturers (“OEMs”) that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure markets.

Our operations are managed as two businesses:

1.Integrated Manufacturing Solutions (“IMS”). Our IMS segment consists of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment.

2.Components, Products and Services (“CPS”). Components include printed circuit boards, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions (“VES”) division; optical, radio frequency (“RF”) and microelectronic (“microE”) design and manufacturing services from Advanced Microsystems Technologies; defense and aerospace products from SCI Technology; and cloud-based manufacturing execution software from our 42Q division. Services include design, engineering and logistics and repair.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue for the nine months ended July 1, 2023. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”.

Trends and Uncertainties

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

There are many challenges to successfully executing our strategy. For example, we compete with a number of companies in each of our key end markets, including companies that are much larger than we are and smaller companies that focus on a particular niche. Although we believe we are well-positioned in each of our key end markets and seek to differentiate ourselves from our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, although the effects of the COVID-19 pandemic have decreased, our business has been and continues to be impacted by the cascading effects of the pandemic on the global supply chain and macroeconomic challenges such as inflation and market volatility. Over the past few quarters, global supply chain constraints have led to inflation in prices of some components we acquire, as well as labor and operating costs. Although some of the supply chain challenges have eased, we expect the macroeconomic challenges to continue in the near future. Although we have been able to partially mitigate the impacts of inflation through our contractual pricing rights with customers, further pricing increases may result in a decline in our future profitability.

A small number of customers have historically generated a significant portion of our net sales. Sales to our ten largest customers have typically represented approximately 50% of our net sales. One customer represented 10% or more of our net sales for the three months ended July 1, 2023 and July 2, 2022 and nine months ended July 1, 2023. Two customers represented 10% or more of our net sales for the nine months ended July 2, 2022.

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

Overall, we strive to manage the challenges posed by the economy and competition, by focusing on improving our operations, building flexibility and efficiencies in our processes and adjusting our business models to changing circumstances. Given that maintaining low costs is the cornerstone of our success and growth, we are proactively handling cost impacts through a combination of well-calibrated pricing actions and targeted cost-saving measures to enhance overall value.

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

A complete description of our critical accounting policies and estimates is contained in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for such fiscal year filed with the SEC on May 22, 2023.

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
		(Restated)		(Restated)
	(In thousands)
Net sales	$2,207,118	$2,023,361	$6,883,029	$5,694,757
Gross profit	$183,208	$162,185	$569,783	$449,977
Operating income	$107,365	$91,614	$356,392	$246,129
Net income attributable to common shareholders	$76,494	$77,222	$248,129	$182,020

Net Sales

Sales by end market were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	July 1, 2023	July 2, 2022	Increase/(Decrease)		July 1, 2023	July 2, 2022	Increase/(Decrease)
		(Restated)				(Restated)
Industrial, Medical, Defense and Automotive	$1,344,068	$1,221,989	$122,079	10.0%	$4,045,939	$3,434,221	$611,718	17.8%
Communications Networks and Cloud Infrastructure	863,050	801,372	61,678	7.7%	2,837,090	2,260,536	576,554	25.5%
Total	$2,207,118	$2,023,361	$183,757	9.1%	$6,883,029	$5,694,757	$1,188,272	20.9%

Net sales increased 9.1% in the three months ended July 1, 2023 compared to the three months ended July 2, 2022 and 20.9% in the nine months ended July 1, 2023 compared to the nine months ended July 2, 2022. Sales in both our industrial, medical, defense and automotive end market, as well as our communications networks and cloud infrastructure end market, increased in both periods primarily as a result of improved material availability resulting from easing of supply chain challenges, ramp up of new programs and overall stronger demand.

Gross Margin

Gross margin increased to 8.3% for the three months ended July 1, 2023 from 8.0% for the three months ended July 2, 2022. IMS gross margin increased to 8.3% for the three months ended July 1, 2023, from 7.3% for the three months ended July 2, 2022, primarily due to operating efficiencies from increased volume. CPS gross margin decreased to 8.8% for the three months ended July 1, 2023 from 11.1% for the three months ended July 2, 2022, primarily due to loss recognized on certain fixed-price customer contracts, the effect of which was partially offset by improved operating efficiencies and a favorable product mix.

Gross margin increased to 8.3% for the nine months ended July 1, 2023 from 7.9% for the nine months ended July 2, 2022. IMS gross margin increased to 7.6% for the nine months ended July 1, 2023 from 7.2% for the nine months ended July 2, 2022, primarily due to operating efficiencies from higher volume. CPS gross margin increased to 11.8% for the nine months ended July 1, 2023 from 10.8% for the nine months ended July 2, 2022, primarily due to improved operating efficiencies and a favorable product mix, which was partially offset by losses on certain fixed-price customer contracts.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may also be caused by a number of other factors, including:

•the impacts of supply chain constraints on our operations, the operations of our suppliers and on our customers’ businesses;
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
•our performance on long-term contracts, including our ability to recover claims for cost overruns; and
•our ability to transition the location of and ramp manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, General and Administrative expenses increased $7 million, from $62 million, or 3.0% of net sales, in the three months ended July 2, 2022 to $69 million, or 3.1% of net sales, in the three months ended July 1, 2023. Selling, General and Administrative expenses increased $8 million, from $185 million, or 3.2% of net sales, in the nine months ended July 2, 2022 to $193 million, or 2.8% of net sales, in the nine months ended July 1, 2023. The increase for both periods was primarily due to an increase in our deferred compensation liability resulting from an increase in the market value of participant accounts and higher professional fees.

Research and Development

Research and Development expenses increased $2 million, from $5 million, or 0.3% of net sales, in the three months ended July 2, 2022 to $7 million, or 0.3% of net sales, in the three months ended July 1, 2023. Research and Development expenses increased $4 million, from $15 million, or 0.3% of net sales, in the nine months ended July 2, 2022 to $19 million, or 0.3% of net sales, in the nine months ended July 1, 2023. The increase for both periods was primarily due to higher outside service costs for additional design support on projects and higher material costs.

Restructuring and other

Restructuring and other expenses decreased $4 million, from $4 million in the three months ended July 2, 2022 to $0.3 million in the three months ended July 1, 2023 and decreased $2 million, from $4 million in the nine months ended July 2, 2022 to $2 million in the nine months ended July 1, 2023. The decrease in both periods was primarily due to an increase in our environmental remediation liability for a former site in the third quarter of 2022 and an equipment impairment related to a ceased operation incurred in the second quarter of 2022. The decrease for the nine months ended July 2, 2022 was partially offset by a gain of $5 million during the first quarter of 2022, primarily from the sale of a certain real property.

Interest Income

Interest income for the three months ended July 1, 2023 and July 2, 2022 was $4 million and $1 million, respectively. Interest income for the nine months ended July 1, 2023 and July 2, 2022 was $10 million and $1 million, respectively. The increases for the three and nine months ended July 1, 2023 were primarily due to interest earned on investments purchased with a portion of the cash proceeds received from the sale of an equity interest related to a joint venture transaction that closed on October 3, 2022 as well as higher interest earned on cash deposits.

Interest Expense

Interest expense for the three months ended July 1, 2023 and July 2, 2022 was $10 million and $6 million, respectively. Interest expense for the nine months ended July 1, 2023 and July 2, 2022 was $28 million and $15 million, respectively. The increases for the three and nine months ended July 1, 2023 were primarily due to higher utilization of our revolving credit facility and higher interest rates during the three and nine months ended July 1, 2023 compared to the same periods in 2022.

Other Expense

Other expense for the three months ended July 1, 2023 and July 2, 2022, was $3 million and $8 million, respectively. The decrease in other expense was primarily due to a gain of $2 million in the market value of participant investment accounts in our deferred compensation plan in the three months ended July 1, 2023 compared to a loss of $5 million in the same period in 2022, partially offset by an increase in fees relating to accounts receivable factoring.

Other expense for the nine months ended July 1, 2023 and July 2, 2022 was $12 million and $7 million, respectively. The increase in other expense for the nine months ended July 1, 2023 was primarily due to a $14 million increase in fees relating to accounts receivable factoring due to increased amounts factored compared to the same period in 2022, the impact of a strengthening of the US dollar against other key currencies in which our expenses are denominated compared to the same period in 2022, and an increase in exposure to the Indian Rupee, which strengthened in 2023 compared to the prior period, as a result of our receipt of consideration in that currency from a joint venture transaction that closed in the first quarter of 2023. These increases were partially offset by a $10 million increase in the market value of participant investment accounts in our deferred compensation plan compared to the same period in 2022.

Provision for Income Taxes

Our provision for income taxes for the three months ended July 1, 2023 and July 2, 2022 was $17 million (17% of income before taxes) and $2 million (2% of income before taxes), respectively. Income tax expense for the three months ended July 1, 2023 and July 2, 2022 included the recognition of tax benefits of approximately $5 million and $15 million, respectively, that resulted from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

Our provision for income taxes for the nine months ended July 1, 2023 and July 2, 2022 was $64 million (20% of income before taxes) and $43 million (19% of income before taxes), respectively. Income tax expense was higher for the nine months ended July 1, 2023 primarily due to an increase in profit before tax.

Net Income Attributable to Noncontrolling Interest

On October 3, 2022 (“Transaction Date”), we completed a joint venture transaction pursuant to a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) previously entered into with Reliance Strategic Business Ventures Limited (“RSBVL”), a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders’ Agreement, the parties established Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment. This partnership leverages our advanced manufacturing experience and RSBVL’s expertise and leadership in the Indian business ecosystem. In addition to supporting our current customer base, the joint venture will create a state-of-the-art ‘Manufacturing Technology Center of Excellence’ that will serve as an incubation center to support the product development and hardware start-up ecosystem in India, as well as promote research and innovation of leading-edge technologies.

As a result of the transaction, RSBVL acquired shares of SIPL for approximately $216 million of cash such that RSBVL holds 50.1% of the outstanding shares of SIPL and we hold the remaining 49.9% of the outstanding shares of SIPL. In connection with RSBVL’s investment, we and RSBVL entered into a management services contract pursuant to which we have the unilateral ability to make the significant financial and operating decisions made in the ordinary course of SIPL’s business.

In accordance with ASC 810, Consolidation, we are required to consolidate entities in which we have a controlling financial interest. We determined the voting interest model was applicable under ASC 810 and concluded that, despite not having a majority ownership interest, we have a controlling financial interest in SIPL through the management services contract. Therefore, we have, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. Because we have a controlling financial interest in SIPL, we consolidate SIPL. However, we periodically assess whether any changes in facts and circumstances have occurred that could require us to deconsolidate SIPL.

Net income attributable to noncontrolling interest for the three and nine months ended July 1, 2023 was $5 million and $14 million, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	July 1, 2023	July 2, 2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$158,311	$248,956
Investing activities	(154,155)	(83,759)
Financing activities	120,832	(318,848)
Effect of exchange rate changes on cash and cash equivalents	1,743	(3,070)
Increase (Decrease) in cash and cash equivalents	$126,731	$(156,721)

Key Working Capital Management Measures

	As of
	July 1, 2023	October 1, 2022
		(Restated)
Days sales outstanding (1)	51	48
Contract asset days (2)	19	19
Inventory turns (3)	5.3	5.0
Days inventory on hand (4)	69	73
Accounts payable days (5)	80	90
Cash cycle days (6)	59	50

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

Cash and cash equivalents were $657 million at July 1, 2023 and $530 million at October 1, 2022. This increase was driven largely by our receipt of approximately $216 million from the sale of shares of SIPL to RSBVL in fiscal 2023. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.8 billion and $1.4 billion as of July 1, 2023 and October 1, 2022, respectively.

Net cash provided by operating activities was $158 million and $249 million for the nine months ended July 1, 2023 and July 2, 2022, respectively. Cash flows from operating activities consist of: (1) net income before noncontrolling interest adjusted to exclude non-cash items such as depreciation and amortization, deferred income taxes and stock-based compensation expense, and (2) changes in net operating assets, which are comprised of accounts receivable, contract assets, inventories, prepaid expenses and other assets, accounts payable, accrued liabilities and other long-term liabilities. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended July 1, 2023, we generated $409 million of cash primarily from earnings, excluding non-cash items, and used $251 million of cash due primarily to an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventory. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The increase in accounts receivable was primarily attributable to an increase in business volume. The decrease in inventory was primarily due to our efforts to reduce inventory to more appropriate levels by working with customers to ensure their demand forecasts are reasonable and incorporate the appropriate lead times to secure materials. The decrease in accounts payable was primarily attributable to lower inventory receipts.

Net cash used in investing activities was $154 million and $84 million for the nine months ended July 1, 2023 and July 2, 2022, respectively. During the nine months ended July 1, 2023 and July 2, 2022, we used $153 million and $90 million, respectively, of cash for capital expenditures.

Net cash provided by (used in) financing activities was $121 million and $(319) million for the nine months ended July 1, 2023 and July 2, 2022, respectively. During the nine months ended July 1, 2023, we received $216 million from sale of shares of SIPL to RSBVL and used $74 million of cash to repurchase common stock (including $22 million related to employee tax withholding on vested restricted stock units), repaid $13 million of long-term debt and paid a final payment of $9 million in connection with a previous business combination. During the nine months ended July 2, 2022, we used $307 million of cash to repurchase common stock (including $13 million related to employee tax withholding on vested restricted stock units) and repaid an aggregate of $14 million of long-term debt.

Other Liquidity Matters

During the nine months ended July 1, 2023 and July 2, 2022, we repurchased 1 million and 7 million shares of our common stock for $51 million and $293 million, respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. During the third quarter of 2023, our Board of Directors authorized the repurchase of up to $200 million of our common stock in the open market or in negotiated private transactions. As of July 1, 2023, an aggregate of $312 million remained available under these programs.

We are a party to a Receivable Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. As of July 1, 2023, a maximum of $542 million of sold receivables can be outstanding at any point in time under this program, as amended, as required by our Fifth Amended Credit Agreement (the “Credit Agreement”). Additionally, the amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Credit Agreement, the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended July 1, 2023 and July 2, 2022, we sold approximately $2 billion and $1 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were not material for any period presented. As of July 1, 2023 and October 1, 2022, $172 million and $194 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of July 1, 2023 and October 1, 2022, $58 million and $49 million, respectively, had been collected but not yet remitted.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of July 1, 2023, we had accrued liabilities of $34 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of July 1, 2023, we had a liability of $51 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $158 million of cash from operations for the nine months ended July 1, 2023. Our primary sources of liquidity as of July 1, 2023 consisted of (1) cash and cash equivalents of $657 million (an aggregate of $167 million of our cash is held by our Indian joint venture and may not be used for general corporate purposes); (2) our Credit Agreement, under which $787 million, net of outstanding borrowings and letters of credit, was available; (3) our uncommitted foreign short-term borrowing facilities of $73 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Credit Agreement up to an additional $200 million.

We believe our existing cash resources and other sources of liquidity, together with cash generated from operations, will be sufficient to meet our working capital requirements through at least the next twelve months. However, should demand for our services decrease significantly over the next twelve months, should we be unable to recover on inventory obligations owed to us by our customers or should we experience significant increases in delinquent or uncollectible accounts receivable for any reason, our cash provided by operations could decrease significantly and we could be required to seek additional sources of liquidity to continue our operations at their current level.

We invest our cash among a number of financial institutions that we believe to be of high quality. However, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost.

As of July 1, 2023, 44% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Off-Balance Sheet Arrangements

As of July 1, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan Due 2027, under which $337 million is currently outstanding, and borrowings under our revolving credit facility, for which the interest rate we pay is based on a floating index. As of July 1, 2023, we had interest rate swaps with an aggregate notional amount of $650 million that effectively convert our floating rate debt to fixed rate debt. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations. For more information about our debt and derivative instruments, see Note 4 and Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies such as China Yuan Renminbi, Mexico Peso and India Rupee. These contracts generally have maturities of up to two months and these forward contracts are not designated as part of a hedging relationship for accounting purposes. Accordingly, all outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other expense, in the condensed consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of July 1, 2023, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $407 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in the aggregate notional amount of $127 million as of July 1, 2023.

The net impact of an immediate 10 percent change in exchange rates would not be material to our condensed consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2023 because of the material weaknesses in our internal control over financial reporting discussed below.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that occurred during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings , see Note 8 “Contingencies” of the notes to the Condensed Consolidated Financial Statements.

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

Over the past three years, our supply chain has been significantly impacted by interruptions in supplier and port operations resulting from the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components following the easing of COVID-19 restrictions, and geopolitical events, such as the war in Ukraine. As a result, we have experienced and continue to experience delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions limited our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components that we incorporate into our products. Although conditions have recently improved, we expect some level of delays and shortages to continue to persist in some form in the short to medium term. Any such shortages could result in delays in shipments to our customers, which would reduce our revenue, margins and operating cash flow for the periods affected.

In addition, inflationary pressures resulting from supply chain constraints and generally improved economic conditions have led to sustained increases in the prices we pay for components and materials used in production and in our labor and transportation costs. While we seek to pass on to our customers the increased prices for components and shipping, plus a margin, our gross margins and profitability could decrease, perhaps significantly, over a sustained period of time if we are unable to do so.

The COVID-19 pandemic had, and any future outbreak could have, a significant impact on our results of operations and financial condition by reducing demand from our customers, interrupting the flow of components needed for our customers’ products, limiting the operations and productivity of our manufacturing facilities and creating health risks to our employees.

Our business, operations and results of operations were significantly and negatively impacted by the COVID-19 pandemic over the past three years. The COVID-19 pandemic 1) caused our customers to reduce their demand from us, 2) interrupted the availability of components we need for our customers’ products, 3) limited the operations and productivity of our manufacturing resources and 4) created health risks to our employees.

Although conditions have improved, our operations could again be similarly and negatively impacted in the event of any future outbreaks, including outbreaks caused by variants of COVID-19, such as the Omicron variant of COVID-19 and its subvariants, and actions that government authorities may take in response.

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

We rely on a relatively small number of customers for a substantial portion of our sales and declines in sales to these customers could significantly reduce our net sales and net income.

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

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although customers are generally liable for components we procure on their behalf, finished goods and work-in-process at the time of cancellation, customers may fail to honor this commitment or we may be unable to, or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or push-outs of orders by customers and reduced customer forecasts could cause our inventory levels to increase, consume working capital, lead to write-offs of inventory that customers fail to purchase for any reason, which could reduce our sales, net income and liquidity.

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

Concern over climate change may lead to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions through incentives, taxes or mandates and there is increased interest generally in voluntary corporate commitments to reduce the generation of greenhouse gases. Collectively, such initiatives and commitments could lead to an increase in both the price of energy and our operating costs. A sustained increase in energy prices for any reason could increase our raw material, components, operations and transportation costs, which we may not be able to pass on to our customers and which would therefore reduce our profitability, as would increased operating costs and investments due to our adoption, whether voluntary or mandatory, of measures to reduce our carbon footprint. We could also suffer reputational damage if our sustainability practices are perceived to be inadequate.

Any failure to comply with applicable environmental laws could adversely affect our business by causing us to pay significant amounts for cleanup of hazardous materials or for damages or fines.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past, a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. For example, in April 2023, a court issued a ruling finding us and other defendants liable for certain investigation and remediation costs relating to a site owned by a predecessor company in Southern California at which a disposal was alleged to have occurred. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, we have reported material weaknesses in our quarterly report on Form 10-Q for the quarter ended April 1, 2023 and this quarterly report on Form 10-Q.

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

A principal source of our liquidity is our cash and cash equivalents, which are held with various financial institutions. Although we distribute such funds among a number of financial institutions that we believe to be of high quality, there can be no assurance that one or more of such institutions will not become insolvent in the future. For example, in the spring of 2023, three mid-sized regional banks failed and were placed under the temporary control of federal regulators. Although the Company’s cash and cash equivalents were not deposited in any of such banks, should the financial institutions in which the Company’s cash and cash equivalents are deposited fail and not be backstopped by the federal government or otherwise guaranteed, all or a portion of our uninsured funds on deposit with such institutions could be lost. Similarly, should the financial institutions holding the cash and cash equivalents of our customers fail and not be backstopped or otherwise guaranteed, our customers may become unable to satisfy their obligations to us. Finally, if one or more counterparties to our interest rate or foreign currency hedging instruments were to fail, we could suffer losses and our hedging of risk could become less effective.

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

Because we manufacture the majority of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and assets and liabilities. As such, our foreign currency hedging program may not fully cover all of our exposure to exchange rate fluctuations. If our hedging activities are not successful, our net income may be reduced. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency, which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

Our activities, including manufacturing, administration and information technology management, can be adversely affected by natural disasters such as major earthquakes, hurricanes, floods, tsunamis, tornadoes, fires and epidemics or pandemics, such as the COVID-19 pandemic. Climate change may cause certain of these events to become more severe and therefore more damaging. In the event of a major natural disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue. Further, geopolitical events like the war in Ukraine may also impact our operations by affecting our supply chain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the third quarter of 2023:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
April 2, 2023 through April 29, 2023	371,833	$53.49	371,833	$343,644,942
Month #2
April 30, 2023 through May 27, 2023	568,738	$52.33	568,738	$313,880,729
Month #3
May 28, 2023 through July 1, 2023	29,431	$52.99	29,431	$312,321,196
Total	970,002	$52.80	970,002

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

(3)    During the third quarter of 2023, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated private transactions. This program has no expiration date.

Item 5. Other Information

During our last fiscal quarter, the following director adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On May 30, 2023, David V. Hedley III, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement (the “Plan”) with respect to the sale of 1,574 shares of common stock to cover income tax liabilities associated with the vesting of director RSUs during the term of the Plan. The Plan terminates on May 30, 2024 or at such time all shares under the Plan are sold and is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Securities Exchange Act of 1934, as amended.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2023

		By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2023