Form 10-K
period 2023-09-30
SANMINA CORP
filed 2023-11-16
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.9 billion as of April 1, 2023 based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 31, 2023.
As of November 9, 2023, the number of shares outstanding of the registrant's common stock was 56,838,987.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina” or the “Company”) is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers (“OEMs”) in the following industries: industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure. Our customer-focused organization with 34,000 employees supports our customers from 21 countries on four continents. We locate our facilities near our customers and their end markets in major centers for the electronics industry or in lower-cost locations. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers. All references in this report to years refer to our fiscal years unless otherwise noted.

Our end-to-end solutions, combined with our global supply chain management expertise, allow us to manage our customers' products throughout their life cycles. These solutions include:

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

We manage our operations as two businesses:

1)     Integrated Manufacturing Solutions (“IMS”). Our IMS business consists of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment. This segment generated approximately 80% of our total revenue in 2023.

2)    Components, Products and Services (“CPS”). Components include advanced printed circuit boards (“PCBs”), backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include optical, radio frequency (“RF”) and microelectronic design and manufacturing services from our Advanced Microsystems Technologies division; multi-chip package memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions division; defense and aerospace products, design, manufacturing, repair and refurbishment services from our SCI Technology, Inc. (“SCI”) subsidiary; and cloud-based smart manufacturing execution software from our 42Q division. Services include design, engineering, and logistics and repair. CPS generated approximately 20% of our total revenue in 2023.

We target markets that we believe offer significant growth opportunities and in which OEMs sell complex mission critical products that are subject to strict regulatory requirements and/or rapid technological change. We believe these markets offer an opportunity to deliver higher margins as they require higher value-added manufacturing services and provide better opportunities for us to sell customers our advanced vertically integrated components. In addition, diversification across market segments and customers helps mitigate our dependency on any market or customer. We report our end markets as follows:

1)    Industrial, Medical, Defense and Aerospace, and Automotive:

a.    Industrial. Security and safety, industrial power inverters, renewable energy (solar and wind), LED lighting, EV chargers, smart meters, airport security, test and measurement, warehouse asset management equipment, semiconductor equipment and heavy machinery.
b.    Medical. Lab diagnostic, patient monitoring, medical imaging, disposable glucose sensors and insulin pumps, glucose meters, genome sequencing, ventilators and medication delivery.
c.    Defense and Aerospace. Aircraft systems, tactical and secure network communications systems, unmanned aerial systems, and counter-unmanned aerial systems.

d.    Automotive. Autonomous and advanced driver assistance systems computing and sensing, Light Detection and Ranging (“LIDAR”) and radar systems, e-motor power management, infotainment, safety systems and electronic control systems.

2)    Communications Networks and Cloud Infrastructure: Networking, IP routing, advanced optical systems and transceivers, 5G and other wireless systems, data center applications, edge solutions, enterprise computing and storage.

Industry Overview

The industry in which we operate has historically been comprised of companies that provide a range of design and manufacturing services to companies that utilize electronic components in their products. In recent years, the industry has expanded to respond to customer demands for products and services beyond electronic components, including product design and engineering, manufacturing, high-level assembly and test, direct order fulfillment and logistics services, after-market product services and support, and global supply chain management.

We monitor the current economic environment and its potential impact on both the customers we serve as well as our end markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Over the long term, we believe our customers and potential customers rely on our industry’s services to:

•focus on their core competencies;
•access leading design and engineering capabilities;
•optimize their supply chain while reducing risk and maximizing purchasing power;
•reduce their fixed and operating costs and capital investment;
•access global manufacturing services; and
•accelerate their time to market and time to volume.

We believe each of our market sectors is high value and well-aligned with our expertise in more complex and highly-regulated products. This provides us with an opportunity for increased value-add, higher profitability and greater market share as we seek to capitalize on increased outsourcing in our served markets.

Our Business Strategy

Our vision is to be the trusted leader in providing mission critical products, services and supply chain solutions to accelerate customer success. Key elements of our business strategy to deliver this vision include:

Capitalizing on Our Comprehensive Solutions. Capitalizing on our end-to-end solutions allows us to sell additional solutions to our existing customers and attract new customers. Our end-to-end solutions include product design and engineering, manufacturing, high-level assembly and test, direct order fulfillment and logistics services, after-market product service and support, and global supply chain management. Our vertically integrated manufacturing solutions enable us to manufacture additional system components and subassemblies for our customers. When we provide a customer with multiple services, such as component manufacturing or higher value-added solutions, we can often improve our margins and profitability. Consequently, our goal is to increase the number of manufacturing programs for which we provide multiple solutions. To achieve this goal, our sales and marketing organization seeks to cross-sell our solutions to customers.

Extending Our Technology Capabilities. We rely on advanced processes and technologies to provide our products, components and vertically integrated manufacturing solutions. We continually improve our manufacturing processes and develop more advanced technologies, providing a competitive advantage for our customers. We work with our customers to anticipate their future product and manufacturing requirements and align our technology investment activities with their needs. We use our design expertise to develop product technology platforms that we can customize by incorporating other components and subassemblies to meet the needs of particular OEMs. These technologies enhance our ability to manufacture complex, high-value added products, maximizing our potential to continue to win business from existing and new customers.

Attracting and Retaining Long-Term Customer Partnerships. A core component of our strategy is to attract, build and retain long-term partnerships with companies in growth industries that will benefit from our global/regional footprint and unique value proposition in advanced electronics manufacturing.

Promoting New Product Introduction (“NPI”) and Joint Design Manufacturing (“JDM”) Solutions. As a result of customer feedback and our customers' desire to manage research and development expenses, we offer product design services to develop systems and components jointly with our customers. Our NPI services include quick-turn prototyping, supply chain readiness, functional test development, and release-to-volume production. In a JDM model, our customers bring market knowledge and product requirements, and we bring complete design engineering and NPI services. Our design engineering offerings include product architecture development, detailed design, simulation, test and validation, system integration, regulatory and qualification services.

Continuing to Penetrate Diverse End Markets. We focus our marketing and sales efforts on end markets that we believe offer significant growth opportunities and for which OEMs sell mission critical products that are subject to strict regulatory requirements and/or rapid technological change because the manufacturing of these products requires higher value-added services. We have invested in technologies and capabilities that further strengthen our value proposition in industries such as industrial, medical, defense and aerospace, and automotive. Our market focused approach increases our customers’ competitiveness by leveraging our vertical capabilities, industry expertise, global scale and regional presence, and global IT systems.

Pursuing Strategic Transactions. We continually seek to identify and undertake strategic transactions that give us the opportunity to grow our business by accessing new customers' products, manufacturing solutions, repair service capabilities, intellectual property, technologies and geographic markets.

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-effective services for our customers. We continue to invest in factory automation, process improvements, robotics and artificial intelligence (“AI”) to further enhance our efficiency output. We maintain extensive operations in lower-cost locations and we plan to expand our presence as appropriate to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global/regional basis.

Our Competitive Strengths

We believe our competitive strengths differentiate us from our competitors and enable us to better serve the needs of OEMs. Our competitive strengths include:

Customer-Focused Organization. We target customers that are leaders in their industries and value our superior capabilities in design, manufacturing and supply chain services. We focus on high growth industries and markets where we have distinctive competence and unique value proposition. We believe customer relationships are critical to our success and we are focused on providing a high level of customer service. Account teams led by global account managers are directly responsible for account management. Global account managers coordinate the additional resources required to facilitate customer-specific solutions. These teams may include subject matter experts in design, specific technology components, services, products, and supply chain. These teams create a hub for interaction between the customer and our locations, providing local support to customers worldwide.

End-to-End Solutions. We provide solutions throughout the world to support our customers' products during their entire life cycle, from product design and engineering, through manufacturing, to direct order fulfillment, logistics and after-market product service and support. We believe our end-to-end solutions are among the most comprehensive in the industry because we focus on adding value before, during and after the actual manufacturing of our customers' products. These solutions also enable us to 1) provide our customers with a single source of supply for their design, supply chain and manufacturing needs, 2) accelerate time to market and time to volume production and 3) lower product costs, while allowing our customers to focus on those activities they expect to add the highest value to their business. We believe our end-to-end solutions allow us to develop closer relationships with our customers and more effectively compete for their future business.

Product Design and Engineering Resources. We provide product design and engineering services for new product designs, cost reductions and Design-for-Manufacturability/Assembly/Test (“DFx”). Our engineers work with our customers during the complete product life cycle. Our design and NPI centers provide turnkey system design services, including: electrical, mechanical, thermal, software, layout, simulation, test development, design verification, validation, regulatory compliance and testing services. We design high-speed digital, analog, radio frequency, mixed-signal, wired, wireless, optical and electro-mechanical modules and systems.

Our engineering engagement models include Joint Design Manufacturing (“JDM”), Contract Design Manufacturing (“CDM”) and consulting engineering for DFx and Value Engineering (cost reduction re-design). In these engagement models, our customers bring market knowledge and product requirements and we provide complete design engineering and new product introductions services. For JDM products, the intellectual property is typically jointly owned by us and the customer, and we perform manufacturing and logistics services. For CDM projects, customers pay for all services and own the intellectual property.

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions, including high-technology components, new product introduction and test development services. These solutions are provided in every major region worldwide, with design and prototyping close to our customer’s product development centers. Our customers benefit significantly from our experience in these areas, including product cost reduction, minimization of assets deployed for manufacturing, accelerated time-to-market and a simplified supply chain. Key system components we manufacture include high-technology printed circuit boards, printed circuit board assemblies, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, plastic injected molded parts, memory modules, and optical, RF microelectronics modules. These components and sub-assemblies are integrated into a final product or system, configured and tested to our customer’s or the end-customer’s specifications and delivered to the final point of use, with us managing the entire supply chain. By manufacturing system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers.

Advanced Component Technologies. We provide advanced component technologies, which we believe allow us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex printed circuit boards, printed circuit board assemblies, backplanes and backplane assemblies, cable assemblies fabricated metal parts, precision machined parts, plastic injected molded parts, memory modules, and optical, RF and microelectronics modules.

We utilize a centralized Technology Council to coordinate the development and introduction of new technologies to meet our customers' needs in various locations and to increase technical collaboration among our facilities and divisions.

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and best cost solutions are critical objectives. Our global network of manufacturing facilities provides our customers a combination of sites to maximize both the benefits of regional and best cost manufacturing solutions and repair services. In addition to our manufacturing and repair locations, we support our customers’ logistics and repair requirements through a certified partner network.

Comprehensive IT Systems and Global Supply Chain Management. To manage and coordinate our global operations, we employ an enterprise-wide Enterprise Resource Planning (“ERP”) system at substantially all of our manufacturing locations that operates on a single IT platform and provides us with company-wide inventory planning and purchasing capabilities. This system enables us to standardize planning and purchasing at the facility level and to optimize inventory visibility and management, improve asset utilization worldwide and reduce risk throughout the entire product lifecycle. Our systems also enable our customers to receive key information regarding the status of their programs.

We purchase large quantities of electronic components and other materials from a wide range of suppliers. We are committed to selecting ethical business partners that adhere to the Responsible Business Alliance (“RBA”) Code of Conduct. Our primary supply chain goal is to consolidate our global spend to create the synergy and leverage to drive our supply base for better cost competitiveness, more favorable terms and leading-edge supply chain solutions. As a result, we often receive favorable terms and supply chain solutions from suppliers, which generally enables us to provide our customers with greater total cost reductions than they could obtain themselves. Our strong supplier relationships are beneficial when electronic components and other materials are in short supply and provide us the necessary support to better optimize the use of our inventories.

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

Our Products and Solutions

Integrated Manufacturing Solutions includes:

Printed Circuit Board Assembly (“PCBA”) and Test. To meet the ever-changing needs across our diverse customer base, we continue to evolve in support of their current and future requirements. PCBAs are at the core of all electronic systems, and we continue to work to ensure that our PCBA manufacturing capabilities are aligned with the requirements for such systems. Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors, memory modules, and connectors to printed circuit boards. The most common technologies used to attach components to printed circuit boards employ surface mount technology (“SMT”) and pin-through-hole assembly (“PTH”) and press-fit technology for connectors. We use SMT, PTH, press-fit and other attachment technologies focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high-density interconnect. We perform in-circuit and functional testing of printed circuit board assemblies. In-circuit testing verifies that all components are properly inserted and attached and that electrical circuits are complete. Functional tests are performed to confirm the board or assembly operates in accordance with its final design and manufacturing specifications. We design and procure test fixtures and develop our own test software or use our customers' test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subjected.

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

Direct-Order-Fulfillment. We provide direct-order-fulfillment for our OEM customers. Direct-order-fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel, or directly to the end customer. We manage our direct-order-fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct-order-fulfillment services include BTO and CTO capabilities: in BTO, we build a system with the particular configuration ordered by the OEM customer; in CTO, we configure systems to an end customer's order, for example by installing software desired by the end customer. The end customer typically places this order by choosing from a variety of possible system configurations and options. Using advanced manufacturing processes and a real-time warehouse management and data control system on the manufacturing floor, we can usually meet a 48-to-72 hour turn-around-time for BTO and CTO requests. We support our direct-order-fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns.

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

Printed Circuit Boards. We produce a wide range of multilayer printed circuit boards on a global basis with high layer counts and fine line circuitry. Specialized production equipment along with an in-depth understanding of high-performance laminate materials allow us to fabricate some of the largest form factor and highest speed circuit boards in the industry.

Our ability to support NPI and quick-turn fabrication followed by manufacturing in both North America and Asia allows our customers to accelerate their time-to-market as well as their time-to-volume. Standardized processes and procedures make transitioning of products easier for our customers. Our worldwide engineering teams support designers in Design for Manufacturability analysis and assemblers with field applications support.

Backplanes and Backplane Assemblies. Backplanes are typically very large printed circuit boards that serve as the backbones of sophisticated electronics products, such as internet routers. Backplanes provide interconnections for printed circuit board assemblies, power supplies, and other electronic components. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We manufacture backplane assemblies by press-fitting high-density connectors into plated through-holes in the fabricated backplane. In addition, many of the newer, advanced technology backplanes require surface-mounted attachment of components, including active high-pin count packages that come in a variety of sophisticated package types. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We often perform in-circuit and functional tests on backplane assemblies. We have developed proprietary technologies and process “know-how” which enable backplanes to run at data rates in excess of 50 gigahertz. We currently have capabilities to manufacture backplanes at greater than 60 layers in sizes up to 26x40 inches and up to a nominal thickness of 0.425 inches and in a wide variety of high-performance laminate materials. These are among the largest and most complex commercially manufactured backplanes and the test equipment we have ensures the quality and performance of these backplane systems is “world class.” We are capable of testing the signal integrity of these backplanes, and often also utilize state of the art x-ray equipment to verify defect-free installation of the new high density/high speed connectors.

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

Fabricated Metal Parts. Parts that are fabricated from metal are often used in sub-assemblies and full enclosures, racks or cabinets used to house and protect complex, critical and fragile electronic components, modules and sub-systems so that the system's functional performance is not compromised due to mechanical, environmental or any other use conditions. Our mechanical systems manufacturing services are capable of fabricating mechanical components that range from single parts to complex enclosures, racks or cabinets and we often integrate these with various electronic components and sub-systems including backplane assemblies and cables with power and thermal management, and other sensor and control systems.

Precision Machined Parts. We offer a suite of world-class precision machining services in the U.S. and Israel. We use advanced numerically controlled machines enabling the manufacture of components that are machined to very tight tolerances and we often perform further assembly services with these components in clean-room environments. Our capabilities include complex medium and large format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we oversee lapping, anodizing, electrical discharge machining, heat-treating, cleaning, laser inspection, painting and packaging. We have specialized facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality and meet very tight tolerance specifications. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial, medical and AS9100-certified aerospace markets.

Plastic Injection Molded Parts. Plastic injection molded parts are used to create a vast array of everyday items, from very small intricate plastic parts to enclosures designed to protect sensitive electronic equipment. Our diverse capability within the plastic injection molding space spans all major markets and industries. We are equipped with nearly 80 plastic injection molding machines with a wide variety of clamping pressures. Our experienced tooling, process, quality and resin engineers work concurrently using a scientific molding approach to develop cost-effective, highly reliable manufacturing solutions for medical, industrial, defense, multimedia, computing and data storage customers.

Advanced Microsystems Technologies. Our Advanced Microsystems Technologies product technology and engineering division focuses on optical, RF and microelectronics design and manufacturing services. Our mission is to deliver leading-edge technology solutions that enable our customer products while optimizing the value and performance of our customers’ applications.

We currently supply a wide range of optical products from 10G to 800G supporting optical communication, AI, high performance computing and data center marketplaces. For the medical end market, we develop components and subassemblies that support Sanmina’s medical manufacturing operations for products such as blood analyzers, food contamination analyzers, and specialized optical spectrometers and fluorometers utilizing the latest optical technologies. In the automotive and industrial end markets, we are working with customers on next generation photonics based LIDAR product offerings.

Viking Technology. Our Viking Technology division provides advanced high technology hardware products, such as Solid-State Drives (SSDs), DRAM memory modules, and Non-Volatile DIMMs. Furthermore, Viking Technology specializes in delivering state-of-the-art ruggedized Microelectronics Multi-Chip Package (MCP) memory solutions. Viking Technology product offerings cater to the networking, industrial, transportation, medical, AI, data centers, and defense and aerospace markets.

Viking Enterprise Solutions. Our Viking Enterprise Solutions division (“VES”) is a market leader in high-performance storage platforms for hyperscale and enterprise data centers worldwide. Leveraging our portfolio of proven product designs, VES provides advanced data center products, including NVMe flash memory and disk-based storage server appliances, JBOD storage systems and related products for a variety of storage and data center applications including rack scale and AI/ML solutions. With advances in interconnect speeds and architectural changes to disaggregate storage and compute for scale, VES is well positioned with a product portfolio to take advantage of these trends.

SCI. Our SCI subsidiary has provided engineering services, products, manufacturing, test, and depot and repair solutions to the global defense and aerospace industry for nearly 60 years. SCI offers advanced products for aircraft systems and tactical communications, unmanned aerial systems and components, counter-unmanned aerial systems and components, and fiber-optics capabilities for use in a variety of defense-related applications.

SCI's customers include U.S. government agencies, U.S. allies and major defense and aerospace prime contractors. SCI has the infrastructure and facility security clearance to support the stringent certifications, regulations, processes and procedures required by these customers.

Global Services. Sanmina Global Services complements our end-to-end manufacturing strategy by integrating engineering, supply chain, manufacturing, logistics, repair and environmentally friendly disposition into a seamless solution for customers, for both Sanmina manufactured, and non-Sanmina manufactured products around the world. We provide a wide range of services, including new product introduction, high-level assembly, distribution services and warranty management, life-extension services and end-of-life management as well as programs that focus on reuse, repair, refurbishment, recycle, recover and redesign. Our reverse logistics services include detailed failure analysis and feedback to enhance product design and product quality. Our IT systems provide full traceability of the product returns, the repair process, component swaps, manufacturing process (when manufactured by Sanmina) and product test results.

42Q. Our 42Q division provides an innovative, world-class cloud-based smart manufacturing execution solution that is scalable, flexible, secure and easy to implement. Our solution provides customers advantages in efficiencies and costs relative to legacy systems and offers traceability and genealogy, multi-plant visibility, compliance management and on-demand work instructions.

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

Sales to our ten largest customers typically represent approximately 50% of our net sales. Nokia represented 10% or more of our net sales in 2023 and 2021. Nokia and Motorola each represented 10% or more of our net sales in 2022.

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

Competition

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing service providers, diversified manufacturing service providers and design providers. For our integrated manufacturing solutions business, we face competition from other major global EMS companies such as Benchmark Electronics, Inc., Celestica, Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd. (Foxconn), Jabil Inc. and Plexus Corp. Our components, products and services business faces competition from EMS and non-EMS companies that often have a regional product, service or industry-specific focus. In addition, our potential customers may also compare the benefits of outsourcing their manufacturing to us with the merits of manufacturing products themselves.

We compete with different companies depending on the type of solution or geographic area. We believe the primary competitive factors in our industry include manufacturing technology, quality, global/regional footprint, delivery, responsiveness, provision of value-added solutions and price. We believe we are extremely competitive with regard to all of these factors.

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

Additionally, the electronics assembly process can generate lead dust. Upon vacating a facility, we are responsible for remediating lead dust from the interior of the manufacturing facility. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to remove the residues. To date, lead dust remediation costs have not been material to our results of operations. We also monitor for airborne concentrations of lead in our buildings and are unaware of any significant lead concentrations that exceed the applicable OSHA or other local standards.

We have a range of corporate programs that aim to reduce the use of hazardous materials in manufacturing. We developed corporate-wide standardized environmental management systems, auditing programs and policies to enable better management of environmental compliance activities. For example, almost all of our manufacturing facilities are certified under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry must adhere to the European Union's Restrictions of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”). Parallel initiatives have been adopted in other jurisdictions throughout the world, including several states in the U.S. and the Peoples' Republic of China. RoHS limits the use of lead, mercury and other specified substances in electronics products. WEEE requires producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have implemented procedures intended to ensure our manufacturing processes are compliant with RoHS and the European Union's Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation, when required. WEEE compliance is primarily the responsibility of OEMs.

Asbestos containing materials (“ACM”) are present at several of our manufacturing facilities. Although ACM is being managed and controls have been put in place pursuant to ACM operations and maintenance plans, the presence of ACM could give rise to remediation obligations and other liabilities.

Our facilities generally operate under environmental permits issued by governmental authorities. For the most part, these permits must be renewed periodically and are subject to revocation in the event of violations of environmental laws. Any such revocation may require us to cease or limit production at one or more of our facilities, adversely affecting our results of operations.

In connection with certain acquisitions, we have incurred liabilities associated with environmental contamination. These include ongoing investigation and remediation activities at a number of current and former sites, including those located in Owego, New York; Derry, New Hampshire; and Brockville, Ontario. In addition, we have been found liable in a lawsuit alleging operations at our current and former facilities in Orange County, California contributed to groundwater contamination, and also have ongoing investigation activities at and adjacent to a former facility to determine the extent of any soil, soil vapor, and groundwater contamination. Finally, there are some sites, including our acquired facility in Gunzenhausen, Germany, which are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnification to us for the related liability. However, in certain situations, third-party indemnities may not be effective to reduce our liability for environmental contamination.

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

Other Regulations

We are also subject to a number of domestic and foreign regulations relating to our operations worldwide. In particular, our sales activities must comply with restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the U.S. International Traffic in Arms Regulations, U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Asset Controls of the U.S. Treasury Department. We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These regulations are complex, require extensive compliance efforts and expenditures in the form of additional personnel, systems and processes, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with these regulations is subject to audit or investigation by governmental authorities and, from time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. Finally, the design, manufacture and repair of products that we conduct for the medical industry often requires compliance with domestic and foreign regulations, including the Food and Drug Administration’s quality system regulations and the European Union’s medical device directive. In addition to complying with these standards, our medical facilities comply with ISO 13485 (formerly EN 46002) and ISO 9001, where required. Should we be found to have violated one or more of such regulations, we could become subject to civil damages (which in some cases can be trebled) or criminal penalties and administrative sanctions, including fines, penalties, appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

Human Capital Resources

General Information About Our Human Capital Resources

As of September 30, 2023, we had approximately 34,000 employees and approximately 4,000 temporary employees, in 21 countries.

Region	Approximate Breakdown of Employees
Americas	56%
APAC	33%
EMEA	11%
Total	100%

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

As a founding member of the RBA, its principles are fundamental to our corporate culture and core values and are reflected in our commitments to our customers, stakeholders, employees and communities in which we do business around the world. We have aligned our work programs, processes and procedures to the RBA Code of Conduct to help ensure a safe and positive work environment for our employees that emphasizes learning and professional development, respect for individuals and ethical conduct, and that is facilitated by a direct management-employee engagement model.

For over a decade, we have tracked human capital metrics that we consider to be key to our business, including health and safety, career growth and development, turnover, hiring and diversity, equity and inclusion. Management regularly reviews these metrics and seeks to improve them.

Health and Safety

The health and safety of our employees is of utmost importance to us. In the U.S., we are subject to the requirements of the United States Department of Labor’s Occupational Safety & Health Administration (“OSHA”) and we are guided by the Environmental Health and Safety principles as described in the RBA’s Code of Conduct worldwide. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g., eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties.

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

Our performance review process is intended to promote transparent communication of team member performance, which we believe is a key factor in our success. The performance reviews enable ongoing assessments, reviews, and mentoring to identify career development and learning opportunities for our employees. Our emphasis on employee retention, talent reviews, employee evaluations and succession planning contributed to a promotion rate of approximately 9% in 2023.

Turnover

We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained manufacturing and operating personnel. We believe the combination of competitive compensation, career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately eight years and approximately 30% of our employees have been employed by us for more than ten years.

Hiring Practices

We recruit the best people for the job without regard to gender, ethnicity or other protected characteristics and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in hiring.

Diversity, Equity and Inclusion

We are focused on creating a culture of belonging where employees can be their authentic selves and cultivate a workplace where everyone has an opportunity to succeed. Recognizing and respecting our global presence, we strive to maintain a diverse, equitable and inclusive workforce everywhere we operate. Almost 50% of our employees worldwide are female and, in the U.S., non-Caucasian employees account for approximately 57% of the employee base. Our diversity, equity and inclusion principles are reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the name, position and age of our current executive officers and their ages as of September 30, 2023.

Name	Age	Position
Jure Sola	72	Chairman and Chief Executive Officer
Kurt Adzema	54	Executive Vice President, Chief Financial Officer
Alan Reid	60	Executive Vice President, Global Human Resources
Charles C. Mason	58	Executive Vice President, Worldwide Sales

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

Kurt Adzema has served as our Executive Vice President and Chief Financial Officer since October 2019. Mr. Adzema previously served as the Executive Vice President, Finance and Chief Financial Officer of Finisar Corporation, an optical components company, from March 2010 until September 2019. Prior to March 2010, Mr. Adzema held the positions of Vice President of Strategy and Corporate Development at Finisar, which he joined in January 2005. Prior to joining Finisar, Mr. Adzema held various positions at SVB Alliant, a subsidiary of Silicon Valley Bank, which advised technology companies on merger and acquisition transactions, at Montgomery Securities/Banc of America Securities, an investment banking firm, and in the financial restructuring group of Smith Barney.

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

Charles C. Mason has served as our Executive Vice President, Worldwide Sales since March 2023. Mr. Mason has held various senior sales and marketing roles at Sanmina since joining us through an acquisition in 1997, most recently Executive Vice President, Sales for Integrated Manufacturing Services and Senior Vice President, Strategic Accounts.

Available Information

Our principal executive offices are located at 2700 North First Street, San Jose, CA 95134, and our telephone number is (408) 964-3500. We were originally incorporated in California in 1980 and reincorporated in Delaware in May 1989. Our Internet address is http://www.sanmina.com. We make available through our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC's website at http://www.sec.gov.

Item 1A. Risk Factors

End Market and Operational Risks

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
•conditions in the global economy as a whole and in the industries we serve, which have been significantly impacted by the COVID-19 pandemic, supply chain disruptions, inflationary pressures and rising interest rates;
•fluctuations in component prices, component shortages and extended component lead times caused by high demand and supply chain constraints, disruptions relating to the COVID-19 pandemic, geopolitical events, such as the war in Ukraine and conflict in the Middle East, natural disasters or otherwise;
•timing and success of new product developments and ramps by our customers, which create demand for our services, but which can also require us to incur start-up costs relating to new tooling and processes;
•levels of demand in the end markets served by our customers;
•timing of orders from customers, the accuracy of their forecasts which drive the amount of components we order and the extent to which customers reschedule or cancel their orders;
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
•the degree to which we are able to fully utilize our available manufacturing capacity or expand, when necessary to satisfy customer demand;
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
•political and economic developments in countries in which we or our customers or our suppliers have operations, which could restrict our operations or those of our suppliers and/or customers or increase our costs; and
•Accuracy of management’s estimates for materials, labor and subcontractor costs relating to long-term contracts particularly for new products, as any impact due to changes in estimates must be recognized in the period of change.

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
•security concerns;
•political instability and/or regional military tension or hostilities, such as the war in Ukraine and conflict in the Middle East, the possibility of such conflicts broadening to areas outside the area of immediate hostilities and the actions taken by national governments in response to such hostilities;
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

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although customers are generally liable for components we procure on their behalf, finished goods and work-in-process at the time of cancellation, customers may fail to honor this commitment or we may be unable to, or, for other business reasons, choose not to, enforce our contractual rights. Cancellations, reductions or push-outs of orders by customers and reduced customer forecasts, whether due to changes in individual customer circumstances or end market changes or recessionary conditions in general, could cause our inventory levels to increase, consume working capital, lead to write-offs of inventory that customers fail to purchase for any reason, which could reduce our sales, net income and liquidity.

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

Over the past three years, our supply chain has been significantly impacted by interruptions in supplier and port operations resulting from the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components following the easing of COVID-19 restrictions, and geopolitical events, such as the war in Ukraine and the conflict in the Middle East. As a result, we have experienced and continue to experience delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions limited our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components that we incorporate into our products. Although conditions have recently improved, we expect some level of delays and shortages to continue to persist in some form in the short to medium term. Any such shortages could result in delays in shipments to our customers, which would reduce our revenue, margins and operating cash flow for the periods affected.

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

Our business, operations and results of operations were significantly and negatively impacted by the COVID-19 pandemic over the past three years and may continue to be impacted in the future to some degree. The COVID-19 pandemic 1) caused our customers to reduce their demand from us, 2) interrupted the availability of components we need for our customers’

products, 3) limited the operations and productivity of our manufacturing resources and 4) created health risks to our employees.

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

Although we maintain significant manufacturing capacity in the U.S., the majority of our manufacturing operations are located outside the U.S. The U.S., China, the E.U. and several other countries have imposed tariffs on certain imported products. In particular, the U.S. has imposed tariffs impacting certain components and products imported from China by us into the U.S. These tariffs apply to both components imported into the U.S. from China for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in China and that are then imported into the U.S. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs would materially reduce our revenue and net income. In addition, our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incurred to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we are for any reason unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which would adversely impact our operating cash flow in a given period.

Transfers of business or operations may increase our costs and cause disruptions in our ability to service our customers.

Our customers sometimes require that we transfer the manufacturing of their products from one of our facilities to another to achieve cost reductions, tariff reductions and other objectives. These transfers have resulted in increased costs to us due to facility downtime, less than optimal utilization of our manufacturing capacity and delays and complications related to the transition of manufacturing programs to new locations. These transfers, and any decision by a significant customer to terminate manufacturing services in a particular facility, could require us to close or reduce operations at certain facilities and, as a result, we may incur in the future significant costs for the closure of facilities, employee severance and related matters. We may be required to relocate or close additional manufacturing operations in the future and, accordingly, we may incur additional costs that decrease our net income.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, harassment, organizing, whistleblowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with plaintiffs or federal, state or foreign regulatory authorities, the amounts of which could be substantial, and which would reduce our net income. For example, in the first quarter of 2022, we paid approximately $4 million in a judicially approved settlement in connection with a lawsuit against us alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursements of business expenses.

Cyberattacks and other disruptions of our information technology network and systems could interrupt our operations, lead to loss of our customer and employee data and subject us to damages.

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including maintaining redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, our systems, like those of other large companies, are regularly subject to third party hacking attempts. Despite the implementation of numerous network security measures, both our internal and our cloud-based infrastructure may also be vulnerable to such hacking attempts, the installation of computer viruses, malware or similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing, business email compromise efforts and ransomware attacks. There can be no assurance that a future malware attack or hacking attempt will not be successful in breaching our systems. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our business, customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense and aerospace business is subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance coverage for cyberattacks is limited. There can be no assurance that our cybersecurity measures will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be barred from future participation in U.S. government programs.

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

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations; there are inherent limitations to our system of internal controls; changes in corporate governance requirements, policies and practices may impact our business.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, as disclosed in Item 9A of this annual report, we have identified material weaknesses in the control environment at one of our divisions due in part to the division maintaining an inappropriate tone at the top. This division accounted for approximately 3% of our revenues on an annual basis.

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has recently adopted rules requiring that issuers provide significantly increased disclosures concerning cybersecurity risk management, strategy, governance and incident reporting and adopt more stringent executive compensation clawback policies and California has enacted legislation that will require large companies doing business in the state to provide significant disclosures concerning their greenhouse gas emissions and financial risks relating to climate change. Increasing regulatory burdens and corporate governance requirements could make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

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

We may be unable to generate sufficient liquidity to maintain or expand our operations, which would reduce the amount of business our customers and vendors are able to do with us and impact our ability to continue operations at current levels without seeking additional funding; increasing interest rates will reduce our net income and operating cash flow; we could experience losses if one or more financial institutions holding our cash or other financial counterparties were to fail; repatriation of foreign cash could increase our taxes.

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory levels, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, the amount available to borrow under our credit agreement and the amount of accounts receivable eligible for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. The sale of receivables under our factoring programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired. In addition, because the interest rate we pay for borrowings under the Credit Agreement and the interest rate used to calculate the purchase price for receivables under our factoring programs are variable, recent sustained increases in interest rates resulting from actions taken by the Federal Reserve to reduce inflation both increases the amount of interest expense we pay, which reduces net income, and also reduces the amount of proceeds we receive from purchasers under our receivables factoring program, which reduces operating cash flow.

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

A principal source of our liquidity is our cash and cash equivalents, which are held with various financial institutions. Although we distribute such funds among a number of financial institutions that we believe to be of high quality, there can be no assurance that one or more of such institutions will not become insolvent in the future. For example, in the spring of 2023, three mid-sized regional banks failed and were placed under the temporary control of federal regulators. Although our cash and cash equivalents were not deposited in any of such banks, should the financial institutions in which our cash and cash equivalents are deposited fail and not be backstopped by the federal government or otherwise guaranteed, all or a portion of our uninsured funds on deposit with such institutions could be lost. Similarly, should the financial institutions holding the cash and cash equivalents of our customers fail and not be backstopped or otherwise guaranteed, our customers may become unable to satisfy their obligations to us. Finally, if one or more counterparties to our interest rate or foreign currency hedging instruments were to fail, we could suffer losses and our hedging of risk could become less effective.

As of September 30, 2023, approximately 59% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

The EMS industry is highly competitive and the industry has experienced a surplus of manufacturing capacity. Our competitors include major global EMS providers, including Benchmark Electronics, Inc., Celestica, Inc., Flex Ltd., Hon Hai Precision Industry Co., Ltd. (Foxconn), Jabil Inc. and Plexus Corp., as well as other companies that have a regional, product, service or industry-specific focus. We also face competition from current and potential OEM customers who may elect to manufacture their own products internally rather than outsource to EMS providers.

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

Unanticipated changes in our income tax rates or exposure to additional tax liabilities or expiration of our net operating loss carryforwards could increase our taxes and decrease our net income; developments in pending audits could result in an increase in our tax expenses which would decrease our net income.

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective income tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. International initiatives require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. Developments in these or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in a material increase to income tax expense and therefore a material decrease in our net income. Further, as of September 30, 2023, we have cumulative net operating loss carryforwards (“NOLs”) for federal, state and foreign tax purposes of $155 million, $337 million and $433 million, respectively. Our federal and state NOLs begin expiring in fiscal years 2028 and 2024, respectively, and expire completely at various dates through September 29, 2035. Certain foreign NOLs will begin expiring in 2024. As and when the NOLs begin expiring, our federal and state income tax rates will increase, which will reduce our net income.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. For example, in the first quarter of fiscal 2023, we entered into a joint venture with a wholly-owned subsidiary of Reliance Industries Limited intended to create a world-class electronic manufacturing hub in India. The success of this joint venture is subject to a number of risks and uncertainties, including the timing of the joint venture obtaining “Trusted Source” designation under the India government’s “Make in India” initiative, adverse changes in the key markets the joint venture will target and the risks described above under the caption “We are subject to risks arising from our international operations.” Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention from their normal operational duties, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable. We may also choose to divest plants, businesses or products lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

Our activities, including manufacturing, administration and information technology management, can be adversely affected by natural disasters such as major earthquakes, hurricanes, floods, tsunamis, tornadoes, fires and epidemics or pandemics, such as the COVID-19 pandemic. Climate change may cause certain of these events to become more severe and therefore more damaging. In the event of a major natural disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue. Further, geopolitical events like the war in Ukraine and conflict in the Middle East may also impact our operations by affecting our supply chain or impacting our plants located in the region of instability.

Risks of Investing in Our Stock

The market price of our common stock is volatile and is impacted by factors other than our financial performance.

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, suppliers, competitors or other events affecting companies in the electronics industry, such as component shortages, currency fluctuations, the impact of natural disasters and global events, such as the COVID-19 pandemic, geopolitical tensions, such as the war in Ukraine and conflict in the Middle East, general market fluctuations and macroeconomic conditions, including concerns about inflation and recession, any of which may cause the market price of our common stock to fluctuate widely.

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Not applicable.

Item 2.   Properties

We own or lease facilities located primarily in the geographies listed below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future.

As of September 30, 2023, the approximate square footage of our active manufacturing facilities by region was as follows:

Approximate Square Footage
Americas	5,706,824
APAC	4,252,032
EMEA	1,372,443
Total	11,331,299

As of September 30, 2023, our active manufacturing facilities consist of nine million square feet in facilities that we own and two million square feet in leased facilities with lease terms expiring between 2023 and 2042.

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

In addition to ISO 9001:2015, many of our facilities are TL 9000 6.3 certified. The TL 9000 quality system requirements and quality system metrics are designed specifically for the telecommunications industry to promote consistency and efficiency, reduce redundancy and improve customer satisfaction. Included in the TL 9000 system are performance-based metrics that quantify reliability and quality performance of the product. The majority of our facilities are also compliant with the standards set by Underwriters Laboratories. These standards define requirements for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the communications sector of the electronics industry.

Our medical systems division has identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are ISO 13485:2016 certified and, where appropriate, FDA registered and MDSAP certified. All such facilities are fully compliant with the FDA's quality systems regulations.

Our SCI Technology defense and aerospace operations are headquartered in Huntsville, Alabama in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. These operations are AS9100 Rev D, 2016 certified and maintain other certifications in accordance with various U.S. military specifications, ANSI and other standards as appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100 Rev. D certified.

Our automotive facilities are strategically located worldwide. Substantially all of our automotive facilities are certified to IATF16949:2016, the automotive industry standard.

Our oil and gas related manufacturing operations are, as applicable, certified to American Petroleum Institute requirements.

Other certifications and registrations are obtained and maintained at our sites in accordance with specific customer requirements.

Item 3.   Legal Proceedings

For a description of our material legal proceedings, see Note 10 “Contingencies” of the notes to the Consolidated Financial Statements contained in this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. As of November 9, 2023, we had approximately 739 holders of record of our common stock.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and a new peer group index consisting of Flex Ltd., Jabil Inc., Celestica Inc., Benchmark Electronics, Inc., and Plexus Corp. In previous years, we compared our cumulative total returns to the NASDAQ Electronic Components index. This year, we have elected to replace such index with the new peer group index, as the NASDAQ Electronic Components index was discontinued in December 2022 and is no longer available for comparison this year, and because the companies included in the new peer group are in the same industry as we are.

An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock on September 29, 2018 and in each of such indices at month end starting on September 29, 2018 and its relative performance is tracked through September 30, 2023.

Comparison of 5 Year Cumulative Total Return *

Index Value
0
50
100
150
200
250
300
350
400
09/29/18
09/28/19
10/03/20
10/02/21
10/01/22
09/30/23
Sanmina Corporation
S&P 500 Index
Peer Group

* $100 invested on 9/29/2018 in stock or index, including reinvestment of dividends. Index performance is calculated on a month-end basis.

Copyright @ 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	9/29/2018	9/28/2019	10/3/2020	10/2/2021	10/1/2022	9/30/2023
Sanmina Corporation	100.00	116.38	96.20	141.96	166.96	196.67
S&P 500	100.00	104.25	120.05	156.07	131.92	160.44
Peer Group	100.00	99.51	101.04	160.44	151.51	276.77

Sanmina's stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for use in our operations, for expansion of our business, share repurchases and debt repayment and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends is limited pursuant to covenants contained in our credit agreements. See also “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Stock Repurchases

During the third quarter of 2023, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated private transactions. This program has no expiration date.

The table below sets forth information regarding repurchases of our common stock during the fourth quarter of 2023.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Programs (2)
July 2, 2023 - July 29, 2023	—	$—	—	$312,321,196
July 30, 2023 - August 26, 2023	458,368	$55.17	458,368	$287,034,902
August 27, 2023 - September 30, 2023	145,408	$52.99	145,408	$279,329,725
Total	603,776	$54.64	603,776

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commissions payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period and does not include the effect of the excise tax under the provision of the Inflation Reduction Act.

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs and export controls on our business; any statements relating to our expectations concerning developments in the audit by the IRS of certain tax returns filed by us; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this annual report on Form 10-K or in any other report or document we file with the SEC.

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

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (“IMS”). Our IMS segment consists of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment.

2) Components, Products and Services (“CPS”). Components include printed circuit boards, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include optical, radio frequency (“RF”) and microelectronic design and manufacturing services from our Advanced Microsystems Technologies division; multi-chip package memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions division; defense and aerospace product, design, manufacturing, repair and refurbishment services from our SCI Technology Inc. (“SCI”) subsidiary; and cloud-based smart manufacturing execution software from our 42Q division. Services include design, engineering, and logistics and repair.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in 2023. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”.

Our strategy is to leverage our comprehensive product and service offerings, advanced technologies and global capabilities to further penetrate diverse end markets that we believe offer significant growth opportunities and have complex products that require higher value-added services. We believe this strategy differentiates us from our competitors and will help drive more sustainable revenue growth and provide opportunities for us to achieve operating margins that exceed industry standards.

A core component of our business strategy is to establish long-term customer partnerships with companies. Historically, we have had substantial recurring sales to existing customers. Sales to our ten largest customers typically represent approximately 50% of our net sales in any given year. Nokia represented 10% or more of our net sales in 2023, 2022 and 2021. Motorola represented 10% or more of our net sales in 2022.

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

We typically generate about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to manufacture in lower-cost locations in regions such as Asia, Latin America and Eastern Europe and we plan to expand our presence as appropriate to meet the needs of our customers. We also intend to continue to invest in factory automation, process improvements, robotics and artificial intelligence, keeping up with the trends in technology to further enhance our efficiency output.

We believe our end-to-end manufacturing solutions combined with our global supply chain management expertise differentiates us from our competitors and enables us to better serve the needs of OEMs. However, our business faces many challenges. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche product, service or end market. Although we believe we are well-positioned in each of our key end markets and offer many advantages compared to our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, we are impacted by macroeconomic challenges such as inflation, market volatility, fluctuations in currency exchange rates, supply chain issues, and actual or threatened wars or conflicts. These challenges can increase the prices and reduce the availability of components we acquire, as well as increase our labor and operating costs. We have been able to partially mitigate the impact of rising prices through our contractual pricing rights with customers. However, further pricing increases may result in a decline in our future profitability and we expect the macroeconomic challenges to continue in the future.

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

Overall, we strive to manage the challenges posed by the economy and competition, by focusing on improving our operations, building flexibility and efficiencies in our processes and adjusting our business models to changing circumstances. Given that maintaining low costs is the cornerstone of our success and growth, we are proactively handling cost impacts through a combination of well-calibrated pricing actions and targeted cost-saving measures to enhance overall stockholder value.

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

We recognize revenue for the majority of our contracts on an over time basis. This is primarily due to the fact that we do not have an alternative use for the end products we manufacture for our customers and have an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer's cancellation of a contract for convenience. In certain circumstances, we recognize over time because our customer simultaneously receives and consumes the benefits provided by our services or, our customer controls the end product as we perform manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which we believe best depicts the transfer of control to the customer. Revenue streams for which revenue is recognized on an over time basis include sales of vertically integrated manufacturing solutions (integrated manufacturing solutions and components); logistics and repair services; design, development and engineering services; and defense and aerospace programs.

Application of the cost-to-cost method for government contracts in our Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, we evaluate whether contract modifications for claims have been approved and, if so, estimate the amount, if any, of variable consideration that can be included in the transaction price of the contract. This division is an operating segment whose results are combined with thirteen other operating segments and reported under CPS. In 2023, CPS revenue and gross profit were $1.6 billion and $202 million, respectively.

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

For contracts for which revenue is required to be recognized at a point-in-time, we recognize revenue when we have transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer. Revenue streams for which revenue is recognized at a point-in-time include our proprietary products and sales of raw materials.

Inventories— We state inventories at the lower of cost (based on standard cost, which approximates first-in, first-out method) and net realizable value. Cost includes raw materials, labor and manufacturing overhead. We regularly evaluate the carrying value of our inventories and make provisions to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is affected by changes in customer demand for inventory that customers are not contractually obligated to purchase and inventory held for specific customers who are experiencing financial difficulties. Inventory write-downs are recorded based on forecasted demand, past experience with specific customers, the ability to redistribute inventory to other programs or return inventories to our suppliers, and whether customers are contractually obligated and have the ability to pay for the related inventory. Certain payments received from customers for inventories that have not been shipped to customers or otherwise disposed of are netted against inventory.

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

Long-lived Assets— We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset group is the unit of accounting that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flows the asset or asset group is expected to generate. If an asset or asset group is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. For asset groups for which a building is the primary asset, we estimate fair value primarily based on data provided by commercial real estate brokers. For other assets, we estimate fair value based on projected discounted future net cash flows, which requires significant judgment.

Consolidation— In accordance with ASC Topic 810, Consolidation (“ASC 810”), we consolidate entities in which we have a controlling financial interest. In fiscal 2023, we completed a joint venture transaction with Reliance Strategic Business Ventures Limited (“RSBVL”) to establish Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, as a joint venture. As a result of the transaction, RSBVL holds 50.1% of the outstanding shares of SIPL and we hold the remaining 49.9% of the outstanding shares of SIPL. In connection with RSBVL’s investment, we entered into a management services contract pursuant to which we have the unilateral ability to make the significant financial and operating decisions made in the ordinary course of SIPL’s business. We determined the voting interest model was applicable under ASC 810 and concluded that, despite not having a majority ownership interest, we have a controlling financial interest in SIPL through the management services contract. Therefore, we have, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business and, as such, we consolidate SIPL. However, we periodically assess whether any changes in facts and circumstances have occurred that could require us to deconsolidate SIPL.

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

Results of Operations

Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended October 1, 2022 filed with the SEC on May 22, 2023 for discussion of our results of operations for the fiscal year ended October 1, 2022 compared to the fiscal year ended October 2, 2021.

The following table presents our key operating results.

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
Net sales	$8,935,048	$7,919,622	$6,738,356
Gross profit	$743,211	$622,206	$526,441
Gross margin	8.3%	7.9%	7.8%
Operating expenses	$287,553	$272,727	$270,505
Operating income	$455,658	$349,479	$255,936
Operating margin	5.1%	4.4%	3.8%
Net income attributable to common shareholders	$309,970	$240,384	$249,546

 Net Sales

Net sales increased from $7.9 billion for 2022 to $8.9 billion for 2023, an increase of 12.8%. Net sales increased from $6.7 billion for 2021 to $7.9 billion for 2022, an increase of 17.5%. Sales by end market were as follows:

	Year Ended			2023 vs. 2022		2022 vs. 2021
	September 30, 2023	October 1, 2022	October 2, 2021	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Aerospace, and Automotive	$5,388,877	$4,744,088	$3,871,754	$644,789	13.6%	$872,334	22.5%
Communications Networks and Cloud Infrastructure	3,546,171	3,175,534	2,866,602	370,637	11.7%	308,932	10.8%
Total	$8,935,048	$7,919,622	$6,738,356	$1,015,426	12.8%	$1,181,266	17.5%

Comparison of 2023 to 2022 by End Market

Sales in both our industrial, medical, defense and automotive end market, as well as our communications networks and cloud infrastructure end market, increased primarily as a result of stronger overall demand, particularly in the first half of the year, improved material availability resulting from easing of supply chain challenges and a ramp up of certain new customer programs.

Gross Margin

Gross margin was 8.3%, 7.9% and 7.8% in 2023, 2022 and 2021, respectively. IMS gross margin increased to 7.7% in 2023 from 7.2% in 2022, primarily due to increased operating efficiencies from higher volume. CPS gross margin increased to 11.6% in 2023 from 10.6% in 2022, primarily due to improved operating efficiencies and a favorable mix of products, the effects of which were partially offset by losses on certain fixed-price customer contracts.

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
•our performance on long-term contracts, including our ability to recover claims for cost overruns; and
•our ability to transition the location of and ramp up manufacturing and assembly operations when requested by a customer in a timely and cost-effective manner.

Selling, General and Administrative

Selling, general and administrative expenses were $255 million, $245 million and $235 million in 2023, 2022 and 2021, respectively. As a percentage of net sales, selling, general and administrative expenses were 2.9%, 3.1% and 3.5% for 2023, 2022 and 2021, respectively. The increase in absolute dollars in 2023 from 2022 was primarily due to an increase in our deferred compensation liability resulting from an increase in the market value of participant investment accounts and higher professional fees.

Research and Development

Research and Development expenses were $26 million, $21 million and $21 million in 2023, 2022 and 2021, respectively. As a percentage of net sales, Research and Development expenses were 0.3% for 2023, 2022 and 2021. The increase in absolute dollars in 2023 from 2022 was primarily due to higher expense for additional design support on projects and higher material costs as we continue to focus on supporting customer requirements.

Restructuring and Other

Restructuring costs were $6 million, $11 million, and $15 million in 2023, 2022, and 2021, respectively. The decrease in restructuring cost in 2023 compared to 2022 was primarily due to an increase in 2022 in our environmental remediation liability for a former site.
Interest Income

Interest income was $14 million, $2 million and $1 million in 2023, 2022 and 2021, respectively. Interest income increased $12 million in 2023 primarily due to interest earned on investments purchased with a portion of the cash proceeds received from the sale of an equity interest related to a joint venture transaction that closed on October 3, 2022 as well as higher interest earned on cash deposits.

Interest Expense

Interest expense was $36 million, $22 million and $20 million in 2023, 2022 and 2021, respectively. Interest expense increased $14 million in 2023 due to higher interest rates and increased utilization of our revolving credit facility.

Other Income (Expense), net

Other income (expense), net was $(20) million in 2023, $(26) million in 2022 and a $44 million in 2021. Other income (expense), net, decreased $6 million in 2023 due primarily to a gain of $5 million in the market value of participant investment accounts in our deferred compensation plan in 2023 compared to a loss of $6 million in 2022, a $7 million allowance in 2022 that was provided for a note receivable compared to none in 2023, partially offset by a $13 million increase in fees in 2023 for accounts receivable factoring.

Provision for Income Taxes

We recorded income tax expense of $85 million, $62 million and $32 million in 2023, 2022 and 2021, respectively. Our effective tax rate was 21%, 20% and 11% for 2023, 2022 and 2021, respectively. The increase in tax in absolute dollars for 2023 was primarily due to increased profit before tax.

We are currently being audited by the Internal Revenue Service (“IRS”) for fiscal years 2008 through 2010. On

September 26, 2023, we received a final Notice of Proposed Adjustment from the IRS related to a worthless stock deduction and disallowance of the resulting net operating loss carryforward in the 2009 fiscal year. We disagree with the IRS’s proposed adjustment and intend to vigorously contest this matter through the applicable IRS administrative and judicial procedures, as appropriate. In the future, we expect to receive a Revenue Agent Report including the IRS’s calculation of the tax assessment related to this matter. Although the final resolution of this proposed adjustment remains uncertain, we continue to believe that it is more likely than not that our tax position will be sustained. An unfavorable resolution of this matter could have a material, adverse impact on our Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interest

On October 3, 2022 (“Transaction Date”), we completed a joint venture transaction pursuant to a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) previously entered into with Reliance Strategic Business Ventures Limited (“RSBVL”), a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders’ Agreement, the parties established Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment. This partnership leverages our advanced manufacturing experience and RSBVL’s expertise and leadership in the Indian business ecosystem. In addition to supporting our current customer base, the joint venture will create a state-of-the-art “Manufacturing Technology Center of Excellence" that will serve as an incubation center to support the product development and hardware start-up ecosystem in India, as well as promote research and innovation of leading-edge technologies.

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

In accordance with ASC Topic 810, Consolidation (“ASC 810”), we are required to consolidate entities in which we have a controlling financial interest. We determined the voting interest model was applicable under ASC 810 and concluded that, despite not having a majority ownership interest, we have a controlling financial interest in SIPL through the management services contract. Therefore, we have, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. Because we have a controlling financial interest in SIPL, we consolidate SIPL.

Net income attributable to noncontrolling interest was $18 million in 2023.

Liquidity and Capital Resources

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
		(In thousands)
Net cash provided by (used in):
Operating activities	$235,168	$330,854	$338,342
Investing activities	(192,458)	(132,214)	(91,325)
Financing activities	94,505	(314,299)	(77,318)
Effect of exchange rate changes	498	(4,510)	(199)
Increase (decrease) in cash and cash equivalents	$137,713	$(120,169)	$169,500

Key Working Capital Management Measures

	As of
	September 30, 2023	October 1, 2022
Days sales outstanding (1)	55	48
Contract asset days (2)	20	19
Inventory turns (3)	5.1	5.0
Days inventory on hand (4)	72	73
Accounts payable days (5)	81	90
Cash cycle days (6)	66	50

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

Cash and cash equivalents were $668 million at September 30, 2023 and $530 million at October 1, 2022. This increase was driven largely by our receipt of approximately $216 million from the sale of shares of SIPL to RSBVL in fiscal 2023. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was approximately $1.8 billion and $1.4 billion as of September 30, 2023 and October 1, 2022, respectively.

Net cash provided by operating activities was $235 million, $331 million and $338 million for 2023, 2022 and 2021, respectively. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2023, we generated $527 million of cash from earnings, excluding non-cash items, and used $292 million of cash primarily because of a decrease in accounts payable of $414 million and an increase in accounts receivable of $89 million, partially offset by a decrease in inventories of $210 million. The decrease in accounts payable is primarily attributable to lower inventory receipts and an unfavorable mix of supplier payment terms, resulting in DPO decreasing from 90 days in 2022 to 81 days in 2023. The decrease in inventories is primarily due to lower business volume and our efforts to reduce inventory to more appropriate levels by working with customers to ensure their demand forecasts are reasonable and incorporate appropriate lead times to secure materials. The increase in accounts receivable is primarily attributable to lower business volume as well as an unfavorable customer payment terms mix.

Net cash used in investing activities was $192 million, $132 million and $91 million for 2023, 2022 and 2021, respectively. In 2023 and 2022, we used $191 million and $139 million of cash for capital expenditures respectively.

Net cash provided by (used in) financing activities was $95 million, $(314) million and $(77) million for 2023, 2022 and 2021, respectively. In 2023, we repurchased $107 million of common stock (including $23 million in settlement of employee tax withholding obligations), repaid an aggregate of $18 million of long-term debt, paid a final payment of $9 million in connection with a previous business combination, received $216 million from sale of shares of SIPL to RSBVL, received $8 million proceeds from short-term borrowing and received $3 million of proceeds from issuances of common stock pursuant to stock option exercises. In 2022, we repurchased $331 million of common stock (including $14 million in settlement of employee tax withholding obligations), repaid an aggregate of $333 million of long-term debt, using $350 million of proceeds from issuances of a term loan, incurred $3 million of costs in connection with the amendment to the term loan and received $2 million of proceeds from issuances of common stock pursuant to stock option exercises.

Revolving Credit Facility. Our Credit Agreement provides for an $800 million revolving credit facility and a $350 million secured term loan (the “Term Loan Due 2027”), together with an accordion feature by which we can obtain, subject to the satisfaction of specified conditions and commitment of the lenders, additional revolving commitments in an aggregate amount of up to $200 million.

As of September 30, 2023, no borrowings and $13 million of letters of credit were outstanding under the Credit Agreement, under which $787 million was available to borrow. There were no borrowings outstanding under the Credit Agreement as of October 1, 2022.

Short-term Borrowing Facilities. We had $8 million of short-term borrowings outstanding as of September 30, 2023. Additionally, certain of our foreign subsidiaries had a total of $72 million of short-term borrowing facilities available, under which no borrowings were outstanding as of September 30, 2023. These facilities expire at various dates through the first quarter of 2025.

Other Liquidity Matters

During 2023 and 2022 we repurchased 1.6 million shares and 8.0 million shares of our common stock for $84 million and $317 million (including commissions), respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors. As of September 30, 2023, an aggregate of $279 million remains available under these programs.

We are party to a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Credit Agreement, the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Therefore, as of September 30, 2023, a maximum of $450 million of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. For the years ended September 30, 2023 and October 1, 2022, we sold approximately $3 billion and $2 billion, respectively, of accounts receivable under these programs. As of September 30, 2023 and October 1, 2022, $162 million and $194 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of September 30, 2023 and October 1, 2022, $33 million and $49 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (Term SOFR) associated with anticipated variable rate borrowings. See Note 5, “Financial Instruments” of the notes to the Consolidated Financial Statements contained in this report for details.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of September 30, 2023, we had accrued liabilities of $34 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of September 30, 2023, we had a liability of $53 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. In 2023, we generated $235 million of cash from operations. Our primary sources of liquidity as of September 30, 2023 consisted of (1) cash and cash equivalents of $668 million; (2) our Credit Agreement, under which $787 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $72 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Credit Agreement by an additional $200 million.

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

We invest our cash in numerous financial institutions that we believe to be of high quality. However, there can be no assurance that one or more of such institutions will not become insolvent in the future, in which case all or a portion of our uninsured funds on deposit with such institutions could be lost.

As of September 30, 2023, approximately 41% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months. SIPL’s cash and cash equivalents balance of $186 million as of September 30, 2023 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of leases, the Term Loan Due 2027, pension plan funding obligations and unrecognized tax benefits as of September 30, 2023.

A summary of our operating lease obligations as of September 30, 2023 can be found in Note 8, “Leases” of the notes to the Consolidated Financial Statements contained in this report.

A summary of our long-term debt obligations as of September 30, 2023 can be found in Note 7, “Debt” of the notes to the Consolidated Financial Statements contained in this report.

We have defined benefit pension plans with an underfunded amount of $35 million as of September 30, 2023. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. See Note 17, “Employee Benefit Plans” of the notes to the Consolidated Financial Statements contained in this report.

As of September 30, 2023, we were unable to reliably estimate when cash settlements or closure of audits with taxing authorities may occur with respect to our long-term liabilities arising from unrecognized tax benefits of $53 million. The statutes of limitations for these matters range up to 10 years, and unsettled liabilities are released upon expiration of the statutes.

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory which are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory, although exceptions are made to this policy in certain situations. Accordingly, our liability from purchase obligations under these purchase orders is not expected to be significant. Lastly, pursuant to arrangements under which vendors consign inventory to us, we may be required to purchase such inventory after a certain period of time. To date, we have not been required to purchase a significant amount of inventory pursuant to these time limitations.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan Due 2027, under which $333 million is currently outstanding, and borrowings under our revolving credit facility, for which the interest rate we pay is based on a floating index. As of September 30, 2023, we had interest rate swaps with an aggregate notional amount of $650 million that effectively convert our floating rate Term Loan Due 2027 to a fixed rate term loan. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations. For more information about our debt and derivative instruments, see Note 5 “Financial Instruments” and Note 7 “Debt” of the notes to the Consolidated Financial Statements included in this report.

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

We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies such as Mexican peso, Chinese renminbi and Indian rupee. These contracts generally have maturities of up to two months and these forward contracts are not designated as part of a hedging relationship for accounting purposes. Accordingly, all outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of September 30, 2023, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $338 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in an aggregate notional amount of $126 million as of September 30, 2023.

The net impact of an immediate 10 percent change in exchange rates would not be material to our consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is included below and incorporated by reference from the financial statement schedule included in “Part IV-Item 15(a)(2)” of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and its subsidiaries (the “Company”) as of September 30, 2023 and October 1, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) inappropriate tone at the top in the control environment at one of the Company’s divisions, specifically division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process; (ii) the Company not maintaining a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with the Company’s financial reporting requirements; and (iii) the division not designing and maintaining effective controls over the quarterly contract estimate review process, which led to the failure to timely and appropriately record adjustments to quarterly estimates.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition using the Cost-to-cost Method for Government Contracts in the Defense and Aerospace Division

As described in Notes 2 and 4 to the consolidated financial statements, revenues for the CPS segment were $1.6 billion for the year ended September 30, 2023, of which the defense and aerospace division represents a portion of the segment. The Company recognizes revenue for defense and aerospace government contracts on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion), which management believes best depicts the transfer of control to the customer. Recognition of revenue on government contracts requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs.

The principal considerations for our determination that performing procedures relating to revenue recognition using the cost-to-cost method for government contracts in the defense and aerospace division is a critical audit matter are (i) the significant judgment by management when developing the estimated costs for such contracts and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the audit evidence related to management’s determination of estimated materials, labor, and subcontractor costs. Also, as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the estimation of costs for a sample of defense and aerospace government contracts; (ii) testing the completeness and accuracy of underlying data used in the estimate; and (iii) evaluating the reasonableness of management’s determination of estimated materials, labor, and subcontractor costs. Evaluating the reasonableness of management’s determination of the estimated materials, labor and subcontractor costs used involved (i) assessing management’s ability to reasonably estimate costs for government contracts by assessing the nature and status of government contracts; (ii) performing retrospective reviews of government contract estimates and changes in estimates over time; and (iii) obtaining evidence to support estimated costs.

Consolidation of Sanmina SCI India Private Limited (“SIPL”)

As described in Note 18 to the consolidated financial statements, the Company completed a joint venture transaction with Reliance Strategic Business Ventures Limited (“RSBVL”) to establish SIPL as a joint venture. As a result of the transaction, RSBVL holds 50.1% of the outstanding shares of SIPL and the Company holds the remaining 49.9% of the outstanding shares of SIPL. In connection with RSBVL’s investment, the Company and RSBVL entered into a management services contract pursuant to which the Company has the unilateral ability to make the significant financial and operating decisions made in the ordinary course of SIPL’s business. Management determined the voting interest model was applicable and concluded that, despite not having a majority ownership interest, the Company has a controlling financial interest in SIPL through the management services contract. Because of this controlling financial interest, the Company consolidated SIPL. In connection with the transaction close on October 3, 2022, the Company recognized a noncontrolling interest of $132 million and an increase in additional paid-in-capital of $84 million.

The principal considerations for our determination that performing procedures relating to the consolidation of SIPL is a critical audit matter are (i) the significant judgment by management in the assessment of whether the Company has a controlling financial interest in SIPL under the voting interest model, despite not having a majority ownership interest; (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s assessment of whether the Company has a controlling financial interest in SIPL based on the Company’s contractual rights under the joint venture and shareholders’ agreement and the management services contract; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of whether the Company has a controlling financial interest in SIPL under the voting interest model. These procedures also included, among others, (i) reading the joint venture and shareholders’ agreement and the management services contract; (ii) evaluating whether the contractual terms of the joint venture and shareholders’ agreement and the management service contract are consistent with management’s assessment of whether the Company has a controlling financial interest in SIPL; and (iii) evaluating management’s determination that the Company has the unilateral ability to make the significant financial and operating decisions made in the ordinary course of SIPL’s business. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management's conclusion that the Company has a controlling financial interest in SIPL.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 16, 2023
We have served as the Company’s auditor since 2016.

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2023	October 1, 2022
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$667,570	$529,857
Accounts receivable, net of allowances of approximately $8 million as of September 30, 2023 and October 1, 2022, respectively	1,230,771	1,138,894
Contract assets	445,757	475,721
Inventories	1,477,223	1,684,099
Prepaid expenses and other current assets	58,249	62,044
Total current assets	3,879,570	3,890,615
Property, plant and equipment, net	632,836	575,170
Deferred income tax assets	177,597	209,554
Other	183,965	160,192
Total assets	$4,873,968	$4,835,531
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,612,833	$2,041,434
Accrued liabilities	267,148	281,599
Accrued payroll and related benefits	127,406	130,892
Short-term debt, including current portion of long-term debt	25,945	17,500
Total current liabilities	2,033,332	2,471,425
Long-term liabilities:
Long-term debt	312,327	329,237
Other	209,684	215,333
Total long-term liabilities	522,011	544,570
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 166,667 shares; 111,550 and 110,160 shares issued and 56,833 and 57,394 shares outstanding as of September 30, 2023 and October 1, 2022, respectively	568	574
Treasury stock, 54,718 and 52,766 shares as of September 30, 2023 and October 1, 2022, respectively, at cost	(1,485,252)	(1,378,159)
Additional paid-in capital	6,512,763	6,380,774
Accumulated other comprehensive income	70,879	56,325
Accumulated deficit	(2,930,008)	(3,239,978)
Noncontrolling interest	149,675	—
Total stockholders' equity	2,318,625	1,819,536
Total liabilities and stockholders' equity	$4,873,968	$4,835,531

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands, except per share amounts)

Net sales	$8,935,048	$7,919,622	$6,738,356
Cost of sales	8,191,837	7,297,416	6,211,915
Gross profit	743,211	622,206	526,441
Operating expenses:
Selling, general and administrative	255,072	244,569	234,537
Research and development	26,427	21,343	20,911
Restructuring and other	6,054	6,815	15,057
Total operating expenses	287,553	272,727	270,505

Operating income	455,658	349,479	255,936

Interest income	13,595	1,628	925
Interest expense	(36,290)	(22,473)	(19,551)
Other income (expense), net	(20,156)	(26,314)	44,331
Interest and other, net	(42,851)	(47,159)	25,705

Income before income taxes	412,807	302,320	281,641
Provision for income taxes	85,294	61,936	32,095
Net income before noncontrolling interest	327,513	240,384	249,546
Less: Net income attributable to noncontrolling interest	17,543	—	—
Net income attributable to common shareholders	$309,970	$240,384	$249,546

Net income attributable to common shareholders per share:
Basic	$5.36	$3.92	$3.82
Diluted	$5.18	$3.81	$3.72

Weighted-average shares used in computing per share amounts:
Basic	57,847	61,310	65,318
Diluted	59,815	63,117	67,084

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)

Net income before noncontrolling interest	$327,513	$240,384	$249,546
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,376	(12,191)	(9,223)
Derivative financial instruments:
Change in net unrealized amount	19,279	8,414	3,034
Amount reclassified into net income before noncontrolling interest	(13,964)	10,003	4,863
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition cost	3,996	5,884	4,713
Amortization of actuarial losses and transition cost	867	3,525	2,417
Total other comprehensive income (loss), net of tax	14,554	15,635	5,804
Comprehensive income before noncontrolling interest	342,067	256,019	255,350
Less: Net income attributable to noncontrolling interest	17,543	—	—
Comprehensive income attributable to common shareholders	$324,524	$256,019	$255,350

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
	(In thousands)
BALANCE AT OCTOBER 3, 2020	107,629	$6,301,537	(42,630)	$(983,143)	$34,886	$(3,729,908)	$—	$1,623,372
Issuances under stock plans	1,105	2,993	—	—	—	—	—	2,993
Stock-based compensation	—	34,976	—	—	—	—	—	34,976
Repurchases of treasury stock	—	—	(1,797)	(64,059)	—	—	—	(64,059)
Other comprehensive income	—	—	—	—	5,804	—	—	5,804
Net income	—	—	—	—	—	249,546	—	249,546
BALANCE AT OCTOBER 2, 2021	108,734	$6,339,506	(44,427)	$(1,047,202)	$40,690	$(3,480,362)	$—	$1,852,632
Issuances under stock plans	1,426	2,378	—	—	—	—	—	2,378
Stock-based compensation	—	39,608	—	—	—	—	—	39,608
Repurchases of treasury stock	—	(144)	(8,339)	(330,957)	—	—	—	(331,101)
Other comprehensive income	—	—	—	—	15,635	—	—	15,635
Net income	—	—	—	—	—	240,384	—	240,384
BALANCE AT OCTOBER 1, 2022	110,160	$6,381,348	(52,766)	$(1,378,159)	$56,325	$(3,239,978)	$—	$1,819,536
Issuances under stock plans	1,390	3,412	—	—	—	—	—	3,412
Stock-based compensation	—	50,402	—	—	—	—	—	50,402
Repurchases of treasury stock	—	—	(1,952)	(107,093)	—	—	—	(107,093)
Other comprehensive income	—	—	—	—	14,554	—	—	14,554
Sale of noncontrolling interest	—	78,169	—	—	—	—	132,132	210,301
Net income	—	—	—	—	—	309,970	17,543	327,513
BALANCE AT SEPTEMBER 30, 2023	111,550	$6,513,331	(54,718)	$(1,485,252)	$70,879	$(2,930,008)	$149,675	$2,318,625

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$327,513	$240,384	$249,546
Adjustments to reconcile net income before noncontrolling interest to cash provided by operating activities:
Depreciation and amortization	118,237	108,783	109,656
Stock-based compensation expense	50,402	39,608	34,976
Deferred income taxes	28,753	27,910	28,375
Loss (Gain) on sale of intellectual property	—	7,000	(15,000)
Gain on liquidation of foreign entity	—	—	(8,263)
Other, net	1,768	3,108	(1,371)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(89,462)	47,483	(145,810)
Contract assets	29,964	(143,531)	54,479
Inventories	210,218	(651,118)	(157,278)
Prepaid expenses and other assets	(17,753)	(31,700)	(5,780)
Accounts payable	(414,490)	558,828	243,834
Accrued liabilities	(9,982)	124,099	(49,022)
Cash provided by operating activities	235,168	330,854	338,342
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(191,367)	(138,639)	(73,296)
Proceeds from sales of property, plant and equipment	1,409	8,425	1,084
Purchases of investments	(2,500)	(2,000)	(2,705)
Cash paid for business acquisition, net of cash acquired	—	—	(21,408)
Proceeds from sale of intellectual property	—	—	5,000
Cash used in investing activities	(192,458)	(132,214)	(91,325)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	2,980,800	1,874,000	399,600
Repayments of revolving credit facility borrowings	(2,980,800)	(1,874,000)	(399,600)
Repayments of long-term debt	(17,500)	(332,814)	(18,752)
Proceeds from issuance of long-term debt	—	350,000	—
Debt issuance costs	—	(3,263)	—
Holdback paid in connection with previous business combination	(8,558)	—	—
Proceeds from short-term borrowing	8,445	—	—
Net proceeds from stock issuances	3,412	2,379	2,993
Repurchases of common stock	(107,093)	(331,101)	(64,059)
Proceeds from sale of noncontrolling interest	215,799	—	—
Proceeds from collection of notes receivable	—	500	2,500
Cash provided by (used in) financing activities	94,505	(314,299)	(77,318)
Effect of exchange rate changes	498	(4,510)	(199)
Increase (decrease) in cash and cash equivalents	137,713	(120,169)	169,500
Cash and cash equivalents at beginning of year	529,857	650,026	480,526
Cash and cash equivalents at end of year	$667,570	$529,857	$650,026

Cash paid during the year:
Interest, net of capitalized interest	$32,486	$18,243	$15,264
Income taxes, net of refunds	$57,339	$48,131	$33,358
Unpaid purchases of property, plant and equipment at end of period	$21,590	$38,570	$20,929

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization of Sanmina

Sanmina Corporation (“Sanmina,” or the “Company”) was incorporated in Delaware in 1989. The Company is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. The Company provides these comprehensive solutions primarily to original equipment manufacturers (“OEMs”) that serve the industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure industries.

The Company's operations are managed as two businesses:

1)Integrated Manufacturing Solutions (“IMS”). IMS is a single operating segment consisting of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment.

2)Components, Products and Services (“CPS”). Components include printed circuit boards, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include optical, radio frequency and microelectronic design and manufacturing services from the Company’s Advanced Microsystems Technologies division; multi-chip package memory solutions from the Company’s Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from the Company’s Viking Enterprise Solutions division; defense and aerospace products, design, manufacturing, repair and refurbishment services from the Company’s SCI Technology, Inc. (“SCI”) subsidiary; and cloud-based smart manufacturing execution software from the Company’s 42Q division. Services include design, engineering, and logistics and repair.

The Company's only reportable segment is IMS, which represented approximately 80% of total revenue in 2023. CPS consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “Components, Products and Services”. The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2023, 2022 and 2021 were each a 52 week year. All references to years relate to fiscal years unless otherwise noted.

Principles of Consolidation. The consolidated financial statements include all accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. All intra-company accounts and transactions have been eliminated. Noncontrolling interest represents a noncontrolling investor’s interest in the results of operations of subsidiaries that the Company controls and consolidates.

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

Financial Instruments and Concentration of Credit Risk. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, interest rate swap agreements, accounts payable and debt obligations. The fair value of these financial instruments approximates their carrying amount as of September 30, 2023 and October 1, 2022 due to the nature or short maturity of these instruments, or because, in some cases, the instruments are recorded at fair value on the consolidated balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with initial maturities of three months or less.

Accounts Receivable and Other Related Allowances. The Company had allowances of approximately $8 million as of September 30, 2023 and October 1, 2022, respectively, for uncollectible accounts, product returns and other net sales adjustments. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

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

Inventories. Inventories are stated at the lower of cost (based on standard cost, which approximates first-in, first-out method) and net realizable value. Cost includes labor, materials and manufacturing overhead.

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is primarily affected by changes in customer demand. Inventory provisions are established based on forecasted demand, past experience with specific customers, the age and nature of the inventory, the ability to redistribute inventory to other programs or back to suppliers and whether customers are contractually obligated and have the ability to pay for the related inventory. Certain payments received from customers for inventory held by the Company are recorded as a reduction of inventory.

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

Foreign Currency Translation. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in stockholder’ equity as a component of accumulated other comprehensive income (“AOCI”). For all entities, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense), net in the accompanying consolidated statements of income. Remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity’s functional currency are recorded in AOCI if repayment of the loan is not anticipated in the foreseeable future.

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

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires each derivative instrument to be recorded on the consolidated balance sheets at its fair value as either an asset or a liability. If a derivative is designated as a cash flow hedge, the Company excludes time value from its assessment of hedge effectiveness and recognizes the amount of time value in earnings over the life of the derivative. Gains or losses on the derivative not caused by changes in time value are recorded in AOCI, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. If a derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the item being hedged are recognized in earnings in the current period.

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

Leases. The Company's leases consist primarily of operating leases for buildings and land and have initial lease terms of up to 44 years. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company’s initial lease liability and corresponding right-of-use (“ROU”) asset only if it is reasonably certain that the Company will exercise such options. Leases with a term of twelve months or less are not recorded on the Company’s balance sheet.

The Company’s lease liability and ROU assets represent the present value of future lease payments which are a combination of lease components and non-lease components such as maintenance and utilities. Operating lease expense is recognized on a straight-line basis over the term of the lease. Certain of the Company’s lease payments are variable because such payments adjust periodically based on changes in consumer price and other indexes. Variable payments are expensed as incurred and not included in the measurement of lease liabilities and ROU assets. Since the Company’s leases generally do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date for purposes of determining the present value of lease payments. The Company’s incremental borrowing rate is based on the term of the lease, the economic environment of the lease and the effect of collateralization, if any.

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

The Company determines the appropriate revenue to recognize by applying a 5-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Each of these steps may involve the use of significant judgments, as discussed below.

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

Step 3 - Determine the transaction price

Contracts with customers may include certain forms of variable consideration such as early payment discounts, volume discounts and shared cost savings. The Company includes an estimate of variable consideration when determining the transaction price and the appropriate amount of revenue to be recognized. This estimate is limited to an amount which will not result in a significant reversal of revenue in a future period. Factors considered in the Company’s estimate of variable consideration are the potential amount subject to these contract provisions, historical experience and other relevant facts and circumstances.

Step 4 - Allocate the transaction price to the performance obligations in the contract

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In the event that more than one performance obligation is identified in a contract, a portion of the transaction price is allocated to each performance obligation. This allocation would generally be based on the relative standalone price of each performance obligation, which most often would represent the price at which the Company would sell similar goods or services separately.

Step 5 - Recognize revenue when (or as) a performance obligation is satisfied

The Company is required to assess whether control of a product or services promised under a contract is transferred to the customer at a point-in-time or over time as the product is being manufactured or the services are being provided. If the criteria in ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), for recognizing revenue on an over time basis are not met, revenue must be recognized at the point-in-time determined by the Company at which its customer obtains control of a product or service.

The Company has determined that revenue for the majority of its contracts is required to be recognized on an over time basis. This is primarily due to the fact that the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer's cancellation of a contract for convenience. In certain circumstances, the Company recognizes over time because its customer simultaneously receives and consumes the benefits provided by the Company’s services or, the Company’s customer controls the end product as the Company performs manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. Revenue streams for which revenue is recognized on an over time basis include sales of vertically integrated manufacturing solutions (integrated manufacturing solutions and components); logistics and repair services; design, development and engineering services; and defense and aerospace programs. At least 95% of the Company’s revenue is recognized on an over time basis, which is as products are manufactured or services are performed. Because of this, and the fact that there is no work-in-process or finished goods inventory associated with contracts for which revenue is recognized on an over-time basis, 99% or more of the Company’s inventory at the end of a given period is in the form of raw materials. For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer. Revenue streams for which revenue is recognized at a point-in-time include Company-proprietary products and sales of raw materials.

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, the Company evaluates whether contract modifications for claims have been approved and, if so, estimates the amount, if any, of variable consideration that can be included in the transaction price of the contract. This division is an operating segment whose results are combined with thirteen other operating segments and reported under CPS for segment reporting purposes.

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

Stock-based Compensation. The Company recognizes stock-based compensation expense, net of estimated forfeitures, on as straight-line basis over the requisite service period of the award, which generally ranges from one year to four years and/or upon achievement of specified performance criteria. The stock-based compensation expense for time-based and performance-based restricted stock awards are valued at the closing market price of the Company’s common stock on the date of grant. During the requisite service period, performance-based restricted stock awards are monitored by management for probability of achievement of performance goals and if become probable, that more or less than the previous estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate. The Company recognizes stock-based compensation expense for market-based restricted stock units measured at fair value on the grant date using a Monte Carlo valuation model. The stock-based compensation expense for awards with market conditions will be recognized over the requisite service periods regardless of whether the market conditions are satisfied.

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

Note 3. Balance Sheet and Income Statement Details

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	September 30, 2023	October 1, 2022
	(In thousands)
Machinery and equipment	$1,626,129	$1,523,598
Land and buildings	677,478	656,839
Leasehold improvements	44,619	42,793
Furniture and fixtures	25,845	24,805
Construction in progress	124,657	91,928
	2,498,728	2,339,963
Less: Accumulated depreciation and amortization	(1,865,892)	(1,764,793)
Property, plant and equipment, net	$632,836	$575,170

Depreciation expense was $116 million, $108 million and $109 million for 2023, 2022 and 2021, respectively.

Other Income (Expense), net

In 2021, the Company sold intellectual property for $15 million in 2021, of which $8 million has been received in cash. The sale of intellectual property was included in other income (expense), net on the consolidated statements of income. During 2022, the Company expected to incur credit losses with the counterparty for the remaining $7 million due under the arrangement and consequently, recorded a charge of $7 million in other income (expense), net, on the consolidated statements of income to establish an allowance.

A foreign entity of the Company was substantially liquidated in 2021 and the Company reclassified $8 million of cumulative translation adjustments associated with this entity from accumulated other comprehensive income to other income (expense), net on the consolidated statements of income in 2021.

The Company received $16 million of cash in 2021 in connection with settlements of certain anti-trust class action matters and recognized a gain in other income (expense), net on the consolidated statements of income.

Note 4. Revenue

The following table presents revenue disaggregated by segment, market sector and geography.

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
Segments:
IMS	$7,289,037	$6,378,324	$5,454,269
CPS	$1,646,011	$1,541,298	$1,284,087
Total	$8,935,048	$7,919,622	$6,738,356

End Markets:
Industrial, Medical, Defense and Aerospace, and Automotive	$5,388,877	$4,744,088	$3,871,754
Communications Networks and Cloud Infrastructure	$3,546,171	$3,175,534	$2,866,602
Total	$8,935,048	$7,919,622	$6,738,356

Geography:
Americas (1)	$4,426,690	$3,748,643	$3,164,562
APAC	$3,187,017	$3,007,904	$2,517,963
EMEA	$1,321,341	$1,163,075	$1,055,831
Total	$8,935,048	$7,919,622	$6,738,356

Percentage of net sales represented by ten largest customers	48%	49%	53%
Number of customers representing 10% or more of net sales	1	2	1
(1) Mexico represents approximately 65% of the Americas revenue and the U.S. represents approximately 30% as of September 30, 2023.

Note 5. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (representing 17% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of September 30, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. See Note 17 “Employee Benefit Plans”. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Interest rate swaps are valued based on a discounted cash flow analysis that incorporates observable (Level 2) market inputs such as interest rate yield curves and credit spreads. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Foreign exchange contracts were not material as of September 30, 2023 or October 1, 2022.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allows net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of September 30, 2023 or October 1, 2022.

Non-Financial Assets Measured at Fair Value on a Nonrecurring Basis

Other non-financial assets, such as intangible assets, goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded. The Company recorded an impairment charge of $2 million in 2022 for certain long-lived assets.

Derivative Instruments

Foreign Exchange Rate Risk

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange risk.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company’s primary foreign currency cash flows are in Mexico, China and India.

The Company had the following outstanding foreign currency forward contracts to hedge foreign currency exposures:

	As of
	September 30, 2023	October 1, 2022
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$125,758	$123,172
Number of contracts	50	50
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$338,283	$531,558
Number of contracts	42	43

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

For derivative instruments that are designated and qualify as cash flow hedges, the Company excludes time value from its assessment of hedge effectiveness and recognizes the amount of time value in earnings over the life of the derivative instrument. Gains or losses on the derivative not caused by changes in time value are recorded in AOCI, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain or loss recognized in Other Comprehensive Income on derivative instruments and the amount of gain or loss reclassified from AOCI into income were not material for any period presented herein.

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have maturity dates of December 1, 2023 and September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $650 million and $350 million were outstanding as of September 30, 2023 and October 1, 2022, respectively. The aggregate effective interest rate of these swaps as of September 30, 2023 was approximately 4.4%. Interest rate swaps had a value of $12 million and $6 million as of September 30, 2023 and October 1, 2022, respectively. As of September 30, 2023, $6 million was included in prepaid expenses and other current assets and $6 million was included in other assets on the consolidated balance sheets.

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

Nokia represented 10% or more of the Company's net sales in 2023 and 2021. Nokia and Motorola each represented 10% or more of the Company’s net sales in 2022. No customer represented 10% or more of the Company’s gross accounts receivable as of September 30, 2023 and Motorola represented 10% or more of the Company’s gross accounts receivable as of October 1, 2022.

Note 7. Debt

Long-term debt consisted of the following:

	As of
	September 30, 2023	October 1, 2022
	(In thousands)
Term Loan Due 2027, net of issuance costs	$329,827	$346,737
Less: Current portion of Term Loan Due 2027	17,500	17,500
Long-term debt	$312,327	$329,237

Term Loan Due 2027 maturities by fiscal year are as follows:

As of
September 30, 2023
(In thousands)
2024	$13,125
2025	17,500
2026	21,875
2027	280,000
$332,500

On September 27, 2022 (the “Closing Date”), the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides for a $800 million revolving credit facility and a $350 million secured term loan (“Term Loan Due 2027”). Subject to the satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, the Company may increase the revolving commitment up to an additional $200 million. Costs incurred in connection with Credit Agreement of $3 million are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan Due 2027 using the effective interest method.

The Term Loan Due 2027 was fully drawn on the Closing Date and the proceeds were used to repay the term loan issued under the Company’s prior credit agreement. Upon repayment, the Company recorded a loss on extinguishment of debt of $1 million consisting of a write-off of unamortized debt issuance costs under such prior agreement.

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

On May 17, 2023, as a result of the Company’s failure to timely file its quarterly report on Form 10-Q for the quarter ended April 1, 2023, the Company was in technical default with respect to certain covenants within its Credit Agreement. The Company filed its quarterly report on Form 10-Q for the quarter ended April 1, 2023 on May 22, 2023, which was within the stated cure period of 15 calendar days and ceased to be in default as of that time.

Certain of the Company’s domestic subsidiaries are guarantors in respect of the Credit Agreement. The Company and the subsidiary guarantors’ obligations under the Credit Agreement are secured by a lien on substantially all of their respective assets (excluding real property), including cash, accounts receivable and the shares of certain Company subsidiaries, subject to certain exceptions.

As of September 30, 2023, no borrowings and $13 million of letters of credit were outstanding under the Credit Agreement, under which $787 million was available to borrow. There were no borrowings outstanding under the Credit Agreement as of October 1, 2022.

Short-term Borrowing Facilities

The Company had $8 million of short-term borrowings outstanding as of September 30, 2023. Additionally, certain foreign subsidiaries of the Company had a total of $72 million of short-term borrowing facilities available, under which no borrowings were outstanding as of September 30, 2023. These facilities expire at various dates through the first quarter of 2025.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12 month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. Finally, the agreements also include covenants that require us to file quarterly and annual financial statements with the SEC on a timely basis. The Company was in compliance with these covenants as of September 30, 2023.

Note 8. Leases

ROU assets and lease liabilities recorded in the consolidated balance sheets are as follows:

	As of
	September 30, 2023	October 1, 2022
	(In thousands)
Other assets	$95,750	$79,495

Accrued liabilities	$22,344	$16,695
Other long-term liabilities	60,663	48,566
Total lease liabilities	$83,007	$65,261

Weighted average remaining lease term (in years)	12.97	15.74
Weighted average discount rate	3.9%	2.4%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
Operating lease expense (1)	$35,347	$23,978	$21,455

Cash paid for operating lease liabilities	$24,388	$19,249	$19,531
(1)    Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of September 30, 2023, by fiscal year, are as follows:

Operating Leases
(In thousands)
2024	$25,179
2025	22,323
2026	17,184
2027	13,798
2028	4,445
Thereafter	8,780
Total lease payments	91,709
Less: imputed interest	8,702
Total	$83,007

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. For the years ended September 30, 2023 and October 1, 2022, the Company sold approximately $2.6 billion and approximately $1.9 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were $19 million and $6 million for the years ended September 30, 2023 and October 1, 2022, respectively and were recorded in other income (expense), net, in the consolidated statements of income. As of September 30, 2023 and October 1, 2022, $162 million and $194 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as a servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of September 30, 2023 and October 1, 2022, $33 million and $49 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

Note 10. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of September 30, 2023 and October 1, 2022, the Company had reserves of $34 million and $38 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of September 30, 2023, the Company had been named in a lawsuit and several administrative orders alleging certain of its current and former sites contributed to groundwater contamination. One such order demands that the Company and other alleged defendants fund continued post-closure care and remediation at four properly-permitted former hazardous waste landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating in a working group of a number of other alleged defendants in a settlement of this matter and has reserved its estimated exposure for this matter as of September 30, 2023, which amount is immaterial.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On April 3, 2023, the Superior Court published a statement of decision finding the Company and other remaining defendants liable for certain past investigation costs incurred by the plaintiff. The Company believes a loss in this matter is probable and has recorded its estimated loss as of September 30, 2023. There will be subsequent proceedings to assess the Company’s and other defendants’ liability for the plaintiff’s future remediation and other costs, including attorneys’ fees. It is probable that the Company will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, the Company is unable to estimate the amount of such additional losses or a range of losses. The Company intends to continue defending the case vigorously and to seek appellate review at the appropriate time.

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and willful misconduct, alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (the “Dialight MSA”), and then breached its obligations contained in the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks compensatory and punitive damages that it contends exceed $200 million, but the Company believes Dialight’s claimed damages are vastly overstated and are subject to a contractual limitation of liability that limits any Dialight recovery to less than $2 million. In an Opinion and Order dated March 14, 2023, the District Court granted in part the Company’s motion for partial summary judgment and dismissed Dialight’s willful misconduct claim. The Company continues to vigorously prosecute its claims against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and is defending against Dialight’s remaining claims vigorously. No trial date has been set in this matter.

In May 2023, the Company and its SCI subsidiary received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ") pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplement several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina employees beginning in August 2020, pursuant to which SCI has been producing documents and information and the current and former employees have provided or will provide oral testimony. To date, neither the Company nor SCI has been served with a complaint in this matter. The Company has been, and is, cooperating with the DOJ and continues to produce documents and other information responsive to the CIDs. The Company is unable to predict the ultimate outcome in this matter, although a loss currently is not considered to be probable or estimable.

On November 14, 2023, Gerardo Ramirez, an employee at the Company’s Newark, California plant, filed two lawsuits against the Company in the Alameda County Superior Court. The first, a putative class action, alleges violations of various California Labor Code and Wage Order requirements, including provisions governing overtime, meal and rest periods, minimum wage requirements, payment of wages during employment and final wages, wage statements, payroll records, and reimbursement of business expenses. The class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company within the State of California at any time between November 14, 2019 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. The second action, a complaint under California’s Private Attorneys General Act of 2004 (“PAGA”) (Labor Code §§ 2698 et seq.), alleges substantially similar violations and seeks penalties individually and on behalf of the State of California and other “aggrieved employees,” along with attorneys’ fees and costs. The Company intends to defend these cases vigorously.

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

Note 11. Restructuring and Other

Restructuring

Restructuring costs were $6 million, $11 million, and $15 million in 2023, 2022, and 2021, respectively. The following table is a summary of restructuring costs:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
Severance costs	$724	$319	$9,405
Other exit costs (recognized as incurred)	1,607	1,500	1,834
Total - Q1 FY20 Plan	2,331	1,819	11,239
Costs incurred for Other Plans	3,723	9,606	3,818
Total - All Plans	$6,054	$11,425	$15,057

Q1 FY20 Plan
On October 28, 2019, the Company adopted a Company-wide restructuring plan (“Q1 FY20 Plan”). Substantially all cash payments have occurred and actions under this plan were completed.

Other Plans

Other plans include a number of plans for which costs are not expected to be material individually or in the aggregate.
All Plans
The Company’s IMS segment incurred costs of $4 million, $1 million and $9 million for 2023, 2022, and 2021, respectively. The Company’s CPS segment incurred costs of $2 million, $10 million and $5 million for 2023, 2022, and 2021, respectively. Accrued liabilities for restructuring costs are not material as of September 30, 2023 or October 1, 2022, (excludes environmental remediation liabilities which are disclosed in Note 10 “Contingencies”).

Other

During the first quarter of 2022, the Company recognized a gain of $5 million primarily from the sale of a certain real property.

Note 12. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
Domestic	$157,548	$145,671	$174,936
Foreign	255,259	156,649	106,705
Total	$412,807	$302,320	$281,641

The provision for income taxes consists of the following:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
Federal:
Current	$362	$1,070	$705
Deferred	36,431	25,399	28,809
State:
Current	3,188	1,711	3,677
Deferred	3,329	3,081	(302)
Foreign:
Current	53,346	31,241	(906)
Deferred	(11,362)	(566)	112
Total provision for income taxes	$85,294	$61,936	$32,095

The Company's provision for income taxes for 2023, 2022 and 2021 was $85 million (21% of income before taxes), $62 million (20% of income before taxes) and $32 million (11% of income before taxes), respectively.

The effective tax rates for 2023, 2022 and 2021 were lower than the expected U.S. statutory rate of 21% primarily due to a $12 million, $16 million and $43 million tax benefit, respectively, resulting from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

In connection with the sale of shares of Sanmina SCI India Private Limited ("SIPL") to Reliance Strategic Business Ventures Limited ("RSBVL") on October 3, 2022, the Company recognized tax expense of $6 million for the year ended September 30, 2023, which was allocated to additional paid-in-capital. See Note 18 "Strategic Transactions".

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 30, 2023	October 1, 2022
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$51,741	$92,882
Foreign net operating loss carryforwards	109,089	109,416
Intangibles	17,921	25,099
Accruals not currently deductible	43,831	44,963
Property, plant and equipment	28,932	27,514
Tax credit carryforwards	20,235	18,465
Reserves not currently deductible	23,341	14,939
Stock compensation expense	6,049	6,365
Federal benefit of foreign operations	22,486	21,312
Capitalized research and development	4,965	—
Lease deferred tax asset	16,987	15,018
Other	2,720	2,753
Valuation allowance	(116,075)	(118,210)
Total deferred tax assets	232,222	260,516
Deferred tax liabilities on undistributed earnings	(14,775)	(14,775)
Deferred tax liabilities on branch operations	(24,001)	(24,182)
Revenue recognition	(1,874)	(1,572)
Lease deferred tax liability	(16,671)	(14,808)
Net deferred tax assets	$174,901	$205,179
Recorded as:
Deferred tax assets	$177,597	$209,554
Deferred tax liabilities	(2,696)	(4,375)
Net deferred tax assets	$174,901	$205,179

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction-by-jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing the Company’s ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods. The Company’s valuation allowance as of September 30, 2023 relates primarily to foreign net operating losses, except for $14 million related to U.S. state net operating losses.

The Company provides deferred tax liabilities for the tax consequences associated with the undistributed earnings that are expected to be repatriated to the subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. As of September 30, 2023, income taxes and foreign withholding taxes have not been provided for approximately $490 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of September 30, 2023, the Company has cumulative net operating loss carryforwards for federal, state and foreign tax purposes of $155 million, $337 million and $433 million, respectively. The federal and state net operating loss carryforwards begin expiring in fiscal years 2028 and 2024, respectively, and expire at various dates through September 29, 2035. Certain foreign net operating losses will begin expiring in 2024. However, the majority of foreign net operating losses carryforward indefinitely. As of September 30, 2023, the Company has federal tax credits of $18 million that expire between 2031 and 2043. There are certain restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
Federal tax at statutory tax rate	21.00%	21.00%	21.00%
Effect of foreign operations	0.81	3.52	7.99
Permanent items	0.96	0.08	(2.03)
Federal credits	(0.57)	(0.73)	(0.54)
Other	0.06	0.59	(0.20)
State income taxes, net of federal benefit	1.43	1.60	0.91
Release of foreign tax reserves	(3.03)	(5.57)	(15.73)
Effective tax rate	20.66%	20.49%	11.40%

A reconciliation of the beginning and ending amount of total liabilities for unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
Balance, beginning of year	$53,552	$67,781	$74,612
Increase (decrease) related to prior year tax positions	(331)	(4,456)	6,063
Increase related to current year tax positions	2,040	7,154	7,349
Settlements	(1,911)	(7,596)	—
Decrease related to lapse of time and expiration of statutes of limitations	(8,643)	(9,331)	(20,243)
Balance, end of year	$44,707	$53,552	$67,781

The Company had reserves of $8 million and $11 million as of September 30, 2023 and October 1, 2022, respectively, for the payment of interest and penalties relating to unrecognized tax benefits. During 2023, the Company recognized an income tax benefit for interest and penalties of $4 million due to lapse of time and expiration of statutes of limitations compared to an income tax benefit of $3 million in 2022. The Company recognizes interest and penalties related to liabilities for unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income of $34 million in 2023.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

The Company is currently being audited by the Internal Revenue Service (“IRS”) for fiscal years 2008 through 2010. On September 26, 2023, the Company received a final Notice of Proposed Adjustment from the IRS related to a worthless stock deduction and disallowance of the resulting net operating loss carryforward in the 2009 fiscal year. The Company disagrees with the IRS’s proposed adjustment and intends to vigorously contest this matter through the applicable IRS administrative and judicial procedures, as appropriate. In the future, the Company expects to receive a Revenue Agent Report including the IRS’s calculation of the tax assessment related to this matter. Although the final resolution of this proposed adjustment remains uncertain, the Company continues to believe that it is more likely than not the Company’s tax position will be sustained. An unfavorable resolution of this matter could have a material, adverse impact on the Company’s Consolidated Financial

Statements.

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

In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, and to foreign examinations for years prior to 2006 in its major foreign jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits could decrease in the next 12 months by approximately $5 million related to payments, the resolution of audits and expiration of statutes of limitations. In addition, there could be a corresponding decrease in accrued interest and penalties of approximately $2 million.

Note 13. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands, except per share amounts)
Numerator:
Net income attributable to common shareholders	$309,970	$240,384	$249,546

Denominator:
Weighted average common shares outstanding	57,847	61,310	65,318
Effect of dilutive stock options and restricted stock units	1,968	1,807	1,766
Denominator for diluted earnings per share	59,815	63,117	67,084

Net income attributable to common shareholders per share:
Basic	$5.36	$3.92	$3.82
Diluted	$5.18	$3.81	$3.72

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 14. Stockholders' Equity

The Company's 2009 Stock Plan (“2009 Plan”) expired as to future grants on January 26, 2019. Although the 2009 Plan expired, it will continue to govern all awards granted under it prior to its expiration date. On March 11, 2019, the Company's stockholders approved the Company’s 2019 Equity Incentive Plan (“2019 Plan”) and the reservation of 4 million shares of common stock for issuance thereunder, plus any shares subject to stock options or similar awards granted under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted that are forfeited by the Company.

As of September 30, 2023, an aggregate of 6 million shares were authorized for future issuance under the Company’s stock plans, of which 3 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3 million shares of common stock were available for future grant. Awards other than stock options reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2019 Plan and 2009 Plan that expire or are cancelled without delivery of shares generally become available for issuance under the 2019 Plan. The 2019 Plan will expire as to future grants in December 2028.

Stock Repurchase Program

During 2023, 2022 and 2021, the Company repurchased 1.6 million shares, 8.0 million shares and 1.5 million shares of its common stock for $84 million, $317 million and $54 million (including commissions), respectively, under stock repurchase programs authorized by the Company’s Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce the Company’s liquidity. The U.S. Inflation Reduction Act of 2022 was enacted on August 16, 2022 and imposes a 1% excise tax on corporate share repurchases effective January 1, 2023 and is excluded from the amount available under the stock repurchase programs. The excise tax is recorded to equity and was not material as of September 30, 2023. As of September 30, 2023, an aggregate of $279 million remains available under these programs.

In addition to the repurchases discussed above, the Company withheld 374,000, 369,000 and 286,000 shares of its common stock during 2023, 2022, and 2021, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $23 million, $14 million and $10 million, respectively, to applicable tax authorities in connection with these repurchases.
Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	September 30, 2023	October 1, 2022
	(In thousands)
Foreign currency translation adjustments	$68,305	$63,929
Unrealized holding gain (loss) on derivative financial instruments	9,427	4,112
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(6,853)	(11,716)
Total	$70,879	$56,325

Unrealized holding gain (loss) on derivative financial instruments includes gains or losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (SOFR) associated with anticipated variable rate borrowings. Interest rate swaps with an aggregate notional amount of $650 million and $350 million were outstanding as of September 30, 2023 and October 1, 2022, respectively. Given the recent rise in interest rates and the likelihood of additional rate increases, these interest rate swaps had a positive value of $12 million and $6 million as of September 30, 2023 and October 1, 2022, respectively. As of September 30, 2023, $6 million was included in prepaid expenses and other current assets and $6 million was included in other assets on the consolidated balance sheets.

Note 15. Business Segment, Geographic and Customer Information

The Company's chief operating decision making group is the Chief Executive Officer who allocates resources and assesses performance of operating segments based on a measure of revenue and gross profit that excludes items not directly related to the Company's ongoing business operations. These items are typically either non-recurring or non-cash in nature. Intersegment sales consist primarily of sales of components from CPS to IMS.

Segment information is as follows:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
Gross sales:
IMS	$7,328,651	$6,413,606	$5,485,612
CPS	1,747,854	1,655,183	1,379,455
Intersegment sales	(141,457)	(149,167)	(126,711)
Net Sales	$8,935,048	$7,919,622	$6,738,356

Gross Profit:
IMS	$561,166	$462,606	$391,339
CPS	202,000	175,509	151,884
Total	763,166	638,115	543,223
Unallocated corporate items (1)	(19,955)	(15,909)	(16,782)
Total	$743,211	$622,206	$526,441

Depreciation and amortization:
IMS	$79,508	$73,914	$77,076
CPS	34,348	30,061	27,770
Total	113,856	103,975	104,846
Unallocated corporate items (2)	4,381	4,808	4,810
Total	$118,237	$108,783	$109,656

Capital expenditures (receipt basis):
IMS	$114,036	$94,636	$44,672
CPS	53,102	55,993	33,839
Total	167,138	150,629	78,511
Unallocated corporate items (2)	7,249	5,650	3,343
Total	$174,387	$156,279	$81,854

(1)    For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers, litigation settlements and investigation costs.

(2)    Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales. Property, plant and equipment, net by geographic segment is as follows:

	As of
	September 30, 2023	October 1, 2022
	(In thousands)
Property, plant and equipment, net:
Americas	$428,941	$367,172
APAC	152,024	151,254
EMEA	51,871	56,744
Total	$632,836	$575,170

Note 16. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Year Ended
	September 30, 2023	October 1, 2022	October 2, 2021
	(In thousands)
Cost of sales	$16,763	$14,065	$14,472
Selling, general and administrative	32,781	25,037	20,118
Research and development	858	506	386
Total	$50,402	$39,608	$34,976

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

 Activity with respect to the Company’s RSUs and PSUs was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 3, 2020	2,568	29.67	1.23	71,571
Granted	1,529	34.26
Vested/Forfeited/Cancelled	(1,143)	29.27
Outstanding as of October 2, 2021	2,954	32.21	1.23	113,591
Granted	1,644	40.54
Vested/Forfeited/Cancelled	(1,318)	30.42
Outstanding as of October 1, 2022	3,280	37.11	1.35	155,049
Granted	972	59.78
Vested/Forfeited/Cancelled	(1,371)	36.45
Outstanding as of September 30, 2023	2,881	45.07	1.14	150,547
Expected to vest as of September 30, 2023	2,607	44.63	1.08	136,192

The fair value of RSUs that vested during the year was $70 million for 2023, $44 million for 2022 and $32 million for 2021. As of September 30, 2023, unrecognized compensation expense of $68 million is expected to be recognized over a weighted average period of 1.1 years.

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

The Company sponsors a deferred compensation plan for eligible employees that allows participants to defer payment of all or part of their compensation. Deferrals under this plan were immaterial. Assets associated with these plans were $38 million and $37 million as of September 30, 2023 and October 1, 2022, respectively. Liabilities associated with these plans were $38 million and $37 million as of September 30, 2023 and October 1, 2022, respectively. These amounts are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. During 2022, the Board of Directors approved the termination of the Company's frozen U.S. defined benefit plan (the “Plan”) effective July 3, 2022. In connection with this termination, the Company purchased a group annuity contract for $6 million during 2022 that provides for the administration of future payments to eligible plan participants. In addition, the Company recorded a pension settlement charge of $2 million during 2022, which includes the reclassification of unrecognized pension losses from accumulated other comprehensive income to other income (expense), net on the consolidated statements of income.

The Company provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's defined benefit plans is September 30, 2023.

The funded status and plan assets for the non-U.S defined benefit plans and amount reported on the consolidated balance sheets were as follows:

	As of
	September 30, 2023	October 1, 2022
	(In thousands)
Plan Assets	$17,307	$17,290
Projected Benefit Obligation	52,670	50,871
Underfunded Status	$35,363	$33,581

Current Liabilities	$3,147	$3,038
Non-current liabilities	32,216	30,543
Total liabilities	$35,363	$33,581

The Company’s investment strategy is designed to help ensure that sufficient pension assets are available to pay benefits as they become due. Plan assets are invested in mutual funds that are valued using the NAV that is quoted in active markets (Level 1 input). These plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of September 30, 2023, there were no significant concentrations of credit risk related to pension plan assets. All other amounts and assumptions were not material for any period presented herein.

Note 18. Strategic Transactions

India Joint Venture

On October 3, 2022 (“Transaction Date”), the Company completed a joint venture transaction pursuant to a Share Subscription and Purchase Agreement (the “SSPA”) and a Joint Venture and Shareholders’ Agreement (the “Shareholders’ Agreement”) previously entered into with RSBVL, a wholly owned subsidiary of Reliance Industries Limited. Pursuant to the SSPA and the Shareholders’ Agreement, the parties established SIPL, the Company’s existing Indian manufacturing entity, as a joint venture to engage in manufacturing in India of telecommunications equipment, data center and internet equipment, medical equipment, clean technology equipment and other high-tech equipment. This partnership leverages the Company’s advanced manufacturing experience and RSBVL’s expertise and leadership in the Indian business ecosystem. In addition to supporting the Company’s current customer base, the joint venture will create a state-of-the-art “Manufacturing Technology Center of Excellence” that will serve as an incubation center to support the product development and hardware start-up ecosystem in India, as well as promote research and innovation of leading-edge technologies.

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

In accordance with ASC Topic 810, Consolidation (“ASC 810”), the Company is required to consolidate entities in which it has a controlling financial interest. The Company determined the voting interest model was applicable under ASC 810 and concluded that, despite not having a majority ownership interest, the Company has a controlling financial interest in SIPL through the management services contract. Therefore, the Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. Because the Company has a controlling financial interest in SIPL, it consolidates SIPL. However, the Company periodically assesses whether any changes in facts and circumstances have occurred that could require the Company to deconsolidate SIPL.

The Company recognized a noncontrolling interest of $132 million and an increase in additional paid-in-capital of $84 million ($78 million, net of tax expense) in the consolidated financial statements in connection with the sale of shares of SIPL to RSBVL as of the Transaction Date. SIPL’s cash and cash equivalents balance of $186 million as of September 30, 2023 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

Acquisition

On April 6, 2021, the Company purchased all of the outstanding stock of a European subsidiary of a multinational company in the industrial end market. This acquisition increased the Company's IMS capabilities in Europe. The Company also entered into a master supply agreement with the seller in connection with this acquisition. Total consideration paid in this acquisition was $38 million of cash, of which $29 million was paid upon closing and $9 million was paid in 2023. The acquiree had $8 million of cash as of the acquisition date, resulting in a net cash outlay upon closing of $21 million. The pro-forma effect of the acquisition, as if it had occurred at the beginning of the year, was not material to the consolidated financial statements. The acquisition is reported in the Company's IMS reportable segment.

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

Goodwill reflects the expectation that the acquisition enables the Company to increase its IMS capabilities in Europe. Goodwill and identifiable intangible assets are recorded in other non-current assets on the consolidated balance sheets. Identifiable intangible assets were fully amortized as of September 30, 2023.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weaknesses in our internal control over financial reporting discussed below.

(b)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the material weaknesses described herein, which were previously identified and reported in Part II Item 9A Controls and Procedures included in Amendment No. 1 on Form 10K/A to the Company’s Annual Report for the fiscal year ended October 1, 2022 filed with the SEC on May 22, 2023, continue to exist as of September 30, 2023. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Material Weakness:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We identified material weaknesses in the control environment at one of our divisions, due to this division maintaining an inappropriate tone at the top. Specifically, division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process. Additionally, we did not maintain a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with our financial reporting requirements. These material weaknesses contributed to an additional material weakness that the division did not design and maintain effective controls over the quarterly contract estimate review process, which lead to the failure to timely and appropriately record adjustments to quarterly estimates.

These material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and for the quarterly fiscal periods included in such fiscal years and for the first fiscal quarter ended December 31, 2022. These material weaknesses also resulted in immaterial misstatements of our consolidated financial statements for the quarterly fiscal periods as of and for the periods ended April 1, 2023, July 1, 2023 and September 30, 2023. Additionally, these material weaknesses could result in misstatements of the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of September 30, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)    Status of Remediation of Material Weaknesses

The remediation efforts summarized below, which have been or are in the process of being implemented, are intended to address the identified material weaknesses.

•Making the following organizational enhancements, among others:
◦Appointing new leadership in the division. During the year, we appointed a new interim President of the division and are actively seeking to hire a permanent replacement.
◦Augmenting the finance team of the affected division with skilled professionals with the appropriate levels of accounting and controls knowledge, experience and training in the area of accounting for long-term contracts. During the year, we hired a Vice President of Finance who has significant experience in accounting for long-term contracts and appointed a new Senior Division Controller for the division. Additionally, we are continuing to add resources as appropriate to improve our financial reporting controls related to the affected division.
◦Realigning reporting lines whereby program financial analysts report directly to the finance organization rather than program management.
•Providing training to relevant personnel to ensure they have sufficient expertise and knowledge and are well equipped to identify, escalate and drive closure of matters that could affect accounting for long-term contracts. In addition, all key employees have received and will continue to receive regular training on ethical business practices and the importance of such.
•Expanding controls and designing appropriate procedures to support the completeness and accuracy of financial processes as well as instituting a multi-level review process to support the estimate at completion (“EAC”) process.
◦On a quarterly basis, we require sub-certifications regarding the gathering, estimating and recording of contract costs from key individuals confirming that such information is complete and accurate and there are no known improprieties in the accounting or control functions.
•Enhancing policy and procedures documentation to include more robust and more specific guidance with respect to accounting for long-term contracts, including revenue recognition and the EAC process.

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

(d) Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

During our last fiscal quarter, an executive officer adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On August 30, 2023, Kurt Adzema, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the “Plan”) with respect to the sale of up to 53,899 shares, including shares that may vest pursuant to restricted stock units and performance stock units previously granted to Mr. Adzema under the 2019 Equity Incentive Plan during the term of the Plan. All sales under the Plan are subject to certain specific minimum market prices being met. The Plan terminates on August 7, 2024 and is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Exchange Act.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts, Years Ended September 30, 2023, October 1, 2022 and October 2, 2021
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)     Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated December 1, 2008.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of Delaware effective November 15, 2012.
3.8(8)	Certificate of Amendment of Amended and Restated Bylaws dated December 7, 2015.
3.9	Certificate of Merger as filed with the Secretary of State of Delaware on October 3, 2016 (filed herewith).
4.1(9)	Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(10)	Description of the Registrant's Securities
10.1	Intentionally omitted
10.2(11)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.3(12)*	Revised form of Officer and Director Indemnification Agreement.
10.4(13)*	2009 Incentive Plan, as amended on March 5, 2018.
10.5	Intentionally omitted
10.6(14)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.7(15)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.8(16)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.9(17)*	Form of Change of Control Severance Benefit Agreement.
10.10(18)*	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.11(19)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.12(20)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

10.13(21)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.
10.14	Intentionally omitted
10.15(22)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan.
10.16(23)*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan.
10.17	Intentionally omitted
10.18	Intentionally omitted
10.19(24)*	Fourth Amendment to the Sanmina Corporation Deferred Compensation Plan.
10.20(25)‡
Receivables Purchase Agreement, dated March 26, 2018, among Sanmina Corporation, the sellers and buyers from time to time party thereto and the Bank of Tokyo-Mitsubishi UFG, Ltd., as administrative agent.

10.21(26) ‡
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
10.26(13)±
Joinder Agreement and Amendment No. 2 to the Receivables Purchase Agreement, dated September 17, 2018, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.27(27)‡
Amendment No. 3 to the Receivables Purchase Agreement, dated December 21, 2018, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.28	Intentionally omitted
10.29(37)*	2019 Equity Incentive Plan, as amended
10.30(29)*	Form of Restricted Stock Unit Award Agreement for use under 2019 Equity Incentive Plan
10.31(29)*	Form of Stock Option Award Agreement for use under 2019 Equity Incentive Plan
10.32	Intentionally omitted
10.33(30) ±
Amendment No. 4 to the Receivables Purchase Agreement, dated April 3, 2019, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.34	Intentionally omitted
10.35(31)	Separation and Release Agreement dated January 10, 2020 between Sanmina Corporation and Michael Clarke
10.36(32)	Separation and Release Agreement dated August 14, 2020 between Sanmina Corporation and Hartmut Liebel
10.37(33) ±	Amendment No. 5 to the Receivables Purchase Agreement, dated December 17, 2020, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West
10.38(34) ±	Amendment No. 6 to the Receivables Purchase Agreement, dated November 24, 2021, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A. and Bank of the West.
10.39(28)±
Share Subscription and Purchase Agreement dated as of March 3, 2022 by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd, AET Holdings Limited and Sanmina-SCI India Private Limited.

10.39.1(28)±
Joint Venture and Shareholders’ Agreement dated as of March 3, 2022 by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited.

10.39.2(28)±	Form of Management Services Agreement by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited.
10.39.3(28)±	Form of Business Transfer Agreement by and between Sanmina-SCI Technology India Private Limited and a wholly-owned subsidiary of Sanmina Corporation to be incorporated under the laws of India.
10.39.4(28)±	Form of Services Agreement by and between Sanmina Corporation and Sanmina-SCI India Private Limited.
10.39.5(28)±	Form of Services Agreement by and between Sanmina-SCI India Private Limited and Sanmina Corporation.
10.39.6(28)±	Form of IP and Know-How License Agreement by and between Sanmina Corporation and Sanmina-SCI India Private Limited.
10.39.7(28)±	Form of Trademark License Agreement among Sanmina Corporation and Sanmina-SCI India Private Limited.
10.40(35)
Fifth Amended and Restated Credit Agreement dated as of September 27, 2022 by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.41(35)
Second Amended and Restated Security Agreement dated as of September 27, 2022 by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation parties thereto and Bank of America, N.A., as Administrative Agent.

10.42(35)±
Joinder Agreement and Amendment No. 7 to the Receivables Purchase Agreement, dated as of July 8, 2022, among Sanmina Corporation, Sanmina-SCI Systems Singapore Pte. Ltd., Sanmina-SCI Systems Malaysia Sdn. Bhd., MUFG Bank Ltd., Wells Fargo Bank, N.A. and Bank of the West.

10.43±
Receivables Purchase Agreement dated as of August 31, 2023 by and among Sanmina Corporation, as Seller, Servicer and Guarantor, the other Sellers and Servicers described therein, the buyers described therein and Truist Bank as Administrative Agent (filed herewith).

14.1(36)	Code of Business Conduct and Ethics of the Registrant.
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1(38)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(38)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1*	Sanmina Corporation Policy for Reimbursement of Incentive Payments (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Compensatory plan in which an executive officer or director participates.
‡ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment and this exhibit has been filed separately with the SEC.
± Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.
(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 5, 2008.
(6)	Incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2015.
(9)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(10)	Incorporated by reference to same numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC on November 8, 2019.
(11)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(12)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(13)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC on November 15, 2018.

(14)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(15)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(16)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(17)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(18)	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(19)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2014.
(21)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(22)	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(23)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(24)	Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 13, 2017.
(25)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed with the SEC on May 2, 2018.
(26)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
(27)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first fiscal quarter ended December 29, 2018 filed with the SEC on February 7, 2019.
(28)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022 filed with the SEC on May 4, 2022.
(29)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed with the SEC on May 2, 2019.
(30)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 filed with the SEC on August 1, 2019.
(31)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2019 filed with the SEC on January 30, 2020.
(32)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, filed with the SEC on November 13, 2020.
(33)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2021 filed with the SEC on February 4, 2021.
(34)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2022 filed with the SEC on February 2, 2022.
(35)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, filed with the SEC on November 10, 2022.
(36)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, filed with the SEC on November 12, 2021.
(37)	Incorporated by reference to same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2023, filed with the SEC on May 22, 2023.
(38)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

    (c)    Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanmina Corporation (Registrant)
By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer
Date: November 16, 2023

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

Signature	Title	Date

/s/ JURE SOLA	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2023
Jure Sola

/s/ KURT ADZEMA	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 16, 2023
Kurt Adzema

/s/ BRENT BILLINGER	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 16, 2023
Brent Billinger

/s/ SUSAN K. BARNES	Director	November 16, 2023
Susan K. Barnes

/s/ EUGENE A. DELANEY	Director	November 16, 2023
Eugene A. Delaney

/s/ JOHN P. GOLDSBERRY	Director	November 16, 2023
John P. Goldsberry

/s/ DAVID V. HEDLEY III	Director	November 16, 2023
David V. Hedley III

/s/ SUSAN A. JOHNSON	Director	November 16, 2023
Susan A. Johnson

/s/ JOSEPH G. LICATA, Jr.	Director	November 16, 2023
Joseph G. Licata, Jr.

/s/ KRISH PRABHU	Director	November 16, 2023
Krish Prabhu

/s/ MARIO M. ROSATI	Director	November 16, 2023
Mario M. Rosati

/s/ MYTHILI SANKARAN	Director	November 16, 2023
Mythili Sankaran

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Operations	Charges Utilized	Balance at End of Period
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales Adjustments
Fiscal year ended October 2, 2021	$8,570	$(1,635)	$—	$6,935
Fiscal year ended October 1, 2022	$6,935	$7,978	$—	$14,913
Fiscal year ended September 30, 2023	$14,913	$356	$—	$15,269