Form 10-Q
period 2023-12-30
SANMINA CORP
filed 2024-01-31
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023
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
Yes ☐  No ☒
As of January 24, 2024, there were 55,776,074 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (Unaudited)

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 30, 2023	September 30, 2023
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$631,590	$667,570
Accounts receivable, net of allowances of approximately $8 million as of December 30, 2023 and September 30, 2023	1,101,902	1,230,771
Contract assets	444,544	445,757
Inventories	1,391,720	1,477,223
Prepaid expenses and other current assets	60,500	58,249
Total current assets	3,630,256	3,879,570
Property, plant and equipment, net	634,912	632,836
Deferred income tax assets	173,461	177,597
Other	178,347	183,965
Total assets	$4,616,976	$4,873,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,422,229	$1,612,833
Accrued liabilities	250,470	267,148
Accrued payroll and related benefits	131,919	127,406
Short-term debt, including current portion of long-term debt	17,500	25,945
Total current liabilities	1,822,118	2,033,332
Long-term liabilities:
Long-term debt	308,105	312,327
Other	214,138	209,684
Total long-term liabilities	522,243	522,011
Commitments and Contingencies (Note 7)
Stockholders’ equity	2,272,615	2,318,625
Total liabilities and stockholders’ equity	$4,616,976	$4,873,968

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,874,798	$2,355,808
Cost of sales	1,713,958	2,160,422
Gross profit	160,840	195,386

Operating expenses:
Selling, general and administrative	64,785	60,730
Research and development	6,289	5,599
Restructuring	2,190	631
Total operating expenses	73,264	66,960

Operating income	87,576	128,426

Interest income	3,657	2,933
Interest expense	(8,412)	(8,681)
Other expense	(1,133)	(6,712)
Interest and other, net	(5,888)	(12,460)

Income before income taxes	81,688	115,966
Provision for income taxes	21,324	20,852
Net income before noncontrolling interest	60,364	95,114
Less: Net income attributable to noncontrolling interest	3,296	3,100
Net income attributable to common shareholders	$57,068	$92,014

Net income attributable to common shareholders per share:
Basic	$1.01	$1.59
Diluted	$0.98	$1.54

Weighted-average shares used in computing per share amounts:
Basic	56,538	57,727
Diluted	58,240	59,867

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$60,364	$95,114
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	3,491	6,183
Derivative financial instruments:
Change in net unrealized amount	(4,225)	4,469
Amount reclassified into net income before noncontrolling interest	(2,587)	(3,296)
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	106	(751)
Amortization of actuarial losses and transition costs	(125)	345
Total other comprehensive income (loss), net of tax	(3,340)	6,950
Comprehensive income before noncontrolling interest	$57,024	$102,064
Less: Net income attributable to noncontrolling interest	3,296	3,100
Comprehensive income attributable to common shareholders	$53,728	$98,964

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	December 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,513,331	$6,381,348
Issuances under stock plans	147	173
Stock-based compensation expense	12,585	11,609
Sale of noncontrolling interest	—	78,169
Balance, end of period	6,526,063	6,471,299
Treasury Stock
Balance, beginning of period	(1,485,252)	(1,378,159)
Repurchases of treasury stock	(115,766)	(8,009)
Balance, end of period	(1,601,018)	(1,386,168)
Accumulated Other Comprehensive Income
Balance, beginning of period	70,879	56,325
Other comprehensive income (loss), net of tax	(3,340)	6,950
Balance, end of period	67,539	63,275
Accumulated Deficit
Balance, beginning of period	(2,930,008)	(3,239,978)
Net income attributable to common shareholders	57,068	92,014
Balance, end of period	(2,872,940)	(3,147,964)
Noncontrolling Interest
Balance, beginning of period	149,675	—
Sale of noncontrolling interest	—	132,132
Net income attributable to noncontrolling interest	3,296	3,100
Balance, end of period	152,971	135,232
Total stockholders’ equity	$2,272,615	$2,135,674

Common Stock Shares Outstanding
Number of shares, beginning of period	111,550	110,160
Issuances under stock plans	413	342
Number of shares, end of period	111,963	110,502
Treasury Shares
Number of shares, beginning of period	(54,718)	(52,766)
Repurchases of treasury stock	(2,331)	(136)
Number of shares, end of period	(57,049)	(52,902)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$60,364	$95,114
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	30,726	28,536
Stock-based compensation expense	12,585	11,609
Deferred income taxes	6,080	9,428
Other, net	(480)	(311)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	131,244	(166,333)
Contract assets	1,213	(8,749)
Inventories	87,207	(11,965)
Prepaid expenses and other assets	8,280	(27,657)
Accounts payable	(189,580)	89,365
Accrued liabilities	(21,614)	18,187
Cash provided by operating activities	126,025	37,224

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(34,216)	(37,060)
Other, net	(600)	(270)
Cash used in investing activities	(34,816)	(37,330)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(12,820)	(4,375)
Proceeds from revolving credit facility borrowings	752,200	737,200
Repayments of revolving credit facility borrowings	(752,200)	(737,200)
Net proceeds from stock issuances	147	173
Repurchases of common stock	(115,766)	(8,009)
Proceeds from sale of noncontrolling interest	—	215,799
Cash provided by (used in) financing activities	(128,439)	203,588

Effect of exchange rate changes	1,250	1,975
Increase (decrease) in cash and cash equivalents	(35,980)	205,457
Cash and cash equivalents at beginning of period	667,570	529,857
Cash and cash equivalents at end of period	$631,590	$735,314

Cash paid during the period for:
Interest, net of capitalized interest	$7,535	$6,772
Income taxes, net of refunds	$20,122	$9,507
Unpaid purchases of property, plant and equipment at the end of period	$19,396	$43,648

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 16, 2023.

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

Results of operations for the first quarter of 2024 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2024 and 2023 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. ASU 2023-07 is effective for the Company in fiscal year 2025, and for interim periods within the Company's fiscal year 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the effective income tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company in fiscal year 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

Note 2. Revenue Recognition

The Company has determined that revenue for the majority of its contracts is required to be recognized on an over time basis. This is primarily due to the fact that the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer's cancellation of a contract for convenience. In certain circumstances, the Company recognizes over time because its customer simultaneously receives and consumes the benefits provided by the Company’s services or the Company’s customer controls the end product as the Company performs manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. Revenue streams for which revenue is recognized on an over time basis include sales of vertically integrated manufacturing solutions (integrated manufacturing solutions and components); logistics and repair services; design, development and engineering services; and defense and aerospace programs. At least 95% of the Company’s revenue is recognized on an over time basis, which is as products are manufactured or services are performed. Because of this, and the fact that there is no work-in-process or finished goods inventory associated with contracts for which revenue is recognized on an over-time basis, 99% or more of the Company’s inventory at the end of a given period is in the form of raw materials. For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

Application of the cost-to-cost method for government contracts in the Company’s Defense and Aerospace division requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, the Company evaluates whether contract modifications for claims have been approved and, if so, estimates the amount, if any, of variable consideration that can be included in the transaction price of the contract. This division is an operating segment whose results are combined with thirteen other operating segments and reported under Components, Products and Services (“CPS”) for segment reporting purposes.

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

The following table presents revenue disaggregated by segment, market sector and geography.

	Three Months Ended
	December 30, 2023	December 31, 2022
	(In thousands)
Segments:
Integrated Manufacturing Solutions (“IMS”)	$1,498,110	$1,927,112
CPS	376,688	428,696
Total	$1,874,798	$2,355,808

End Markets:
Industrial, Medical, Defense and Aerospace, and Automotive	$1,256,393	$1,340,028
Communications Networks and Cloud Infrastructure	618,405	1,015,780
Total	$1,874,798	$2,355,808

Geography:
Americas (1)	$960,386	$1,135,751
APAC	612,056	914,341
EMEA	302,356	305,716
Total	$1,874,798	$2,355,808

Percentage of net sales represented by ten largest customers	45%	51%
Number of customers representing 10% or more of net sales	1	1
(1) Mexico represents approximately 60% and 70% of the Americas net sales and the U.S. represents approximately 35% and 30% of the Americas net sales for the three months ended December 30, 2023 and December 31, 2022, respectively.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 16% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of December 30, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets and liabilities were $42 million and $38 million as of December 30, 2023 and September 30, 2023, respectively. Defined benefit plan assets were $17 million as of September 30, 2023 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Interest rate swaps are valued based on a discounted cash flow analysis that incorporates observable market inputs such as interest rate yield curves and credit spreads. For currency contracts, inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Foreign exchange contracts were not material as of December 30, 2023 or September 30, 2023.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired or in the period an impairment is recorded.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties that allow net settlement of derivative assets and liabilities under certain conditions, such as multiple transactions with the same currency maturing on the same date. The Company presents its derivative assets and derivative liabilities on a gross basis on the condensed consolidated balance sheets. The amount that the Company had the right to offset under these netting arrangements was not material as of December 30, 2023 or September 30, 2023.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 30, 2023	September 30, 2023
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$119,842	$125,758
Number of contracts	50	50
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$345,278	$338,283
Number of contracts	40	42

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

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $300 million and $650 million were outstanding as of December 30, 2023 and September 30, 2023, respectively. The aggregate effective interest rate of these swaps as of December 30, 2023 was approximately 4.7%. The interest rate swaps portfolio had a value of $3 million and $12 million as of December 30, 2023 and September 30, 2023, respectively. As of December 30, 2023, $4 million was included in prepaid expenses and other current assets and $1 million was included in long-term liabilities on the condensed consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	December 30, 2023	September 30, 2023
	(In thousands)
Term Loan Due 2027, net of issuance costs	$325,605	$329,827
Less: Current portion of Term Loan Due 2027	17,500	17,500
Long-term debt	$308,105	$312,327

Term Loan maturities by fiscal year are as follows:

As of
December 30, 2023
(In thousands)
Remainder of 2024	$8,750
2025	17,500
2026	21,875
2027	280,000
$328,125

Revolving Credit Facility

In 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), that provides for an $800 million revolving credit facility and drew a $350 million secured term loan (“Term Loan Due 2027”). Subject to the satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, the Company may increase the revolving commitment up to an additional $200 million.

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

There were no borrowings outstanding under the Credit Agreement as of December 30, 2023 or September 30, 2023. Additionally, as of December 30, 2023, $13 million of letters of credit were outstanding under the Credit Agreement and $787 million was available to borrow.

Foreign Short-term Borrowing Facilities

As of December 30, 2023, certain foreign subsidiaries of the Company had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of December 30, 2023.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheets are as follows:

	As of
	December 30, 2023	September 30, 2023
	(In thousands)
Other assets	$91,245	$95,750

Accrued liabilities	$22,724	$22,344
Other long-term liabilities	56,786	60,663
Total lease liabilities	$79,510	$83,007

Weighted average remaining lease term (in years)	10.90	12.97
Weighted average discount rate	3.9%	3.9%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
	(In thousands)
Operating lease expense (1)	$8,172	$9,367

Cash paid for operating lease liabilities	$6,457	$5,549

(1)    Includes immaterial amounts of short-term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of December 30, 2023, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2024	$19,489
2025	23,001
2026	17,771
2027	13,908
2028	4,503
Thereafter	9,092
Total lease payments	87,764
Less: imputed interest	8,254
Total	$79,510

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended December 30, 2023 and December 31, 2022, the Company sold approximately $407 million and $796 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were $3 million and $6 million for the three months ended December 30, 2023 and December 31, 2022, respectively, and were recorded in other expense in the condensed consolidated statements of income. As of December 30, 2023 and September 30, 2023, $146 million and $162 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as a servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of December 30, 2023 and September 30, 2023, $24 million and $33 million, respectively, had been collected but not yet remitted. These amounts are classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 30, 2023 and September 30, 2023, the Company had estimated liabilities of $35 million and $34 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of December 30, 2023, the Company had been named in a lawsuit and several administrative orders alleging that certain of its current and former sites sent waste for disposal that contributed to groundwater contamination, which require further management and care. One such order demands that the Company and other alleged defendants fund continued post-closure care and remediation at four properly permitted former hazardous waste landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating with a working group of a number of other alleged defendants in a pending settlement of this matter and has reserved its estimated exposure for this matter as of December 30, 2023, which amount is immaterial.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On April 3, 2023, the Court published a statement of decision finding the Company and other remaining defendants liable for certain past investigation costs incurred by the plaintiff. The Company believes a loss in this matter is probable and has recorded its estimated loss as of December 30, 2023. There will be subsequent proceedings to assess the Company’s and other defendants’ liability for the plaintiff’s future remediation and other costs, including attorneys’ fees. It is probable that the Company will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, the Company is unable to estimate the amount of such additional losses or a range of losses. The Company intends to continue defending the case vigorously and to seek appellate review at the appropriate time.

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect approximately $10 million in unpaid accounts receivable and net obsolete inventory obligations. Later the same day, Dialight commenced its own action in the same court. Dialight’s complaint, which asserts claims for fraudulent inducement, breach of contract and willful misconduct, alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (the “Dialight MSA”), and then breached its obligations contained in the Dialight MSA relating to quality, on-time delivery and supply chain management. Dialight seeks compensatory and punitive damages that it contends exceed $200 million, but the Company believes Dialight’s claimed damages are vastly overstated and are subject to a contractual limitation of liability that limits any Dialight recovery to less than $2 million. In an Opinion and Order dated March 14, 2023, the Court granted in part the Company’s motion for partial summary judgment and dismissed Dialight’s willful misconduct claim. The Company continues to vigorously prosecute its claims against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and is defending against Dialight’s remaining claims vigorously. A trial date has been set in this matter for July 2024.

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

On November 14, 2023, Gerardo Ramirez, an employee at the Company’s Newark, California plant, filed two lawsuits against the Company in the Alameda County Superior Court. The first, a putative class action, alleges violations of various California Labor Code and Wage Order requirements, including provisions governing overtime, meal and rest periods, minimum wage requirements, payment of wages during employment and final wages, wage statements, payroll records, and reimbursement of business expenses. The class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company within the State of California at any time between November 14, 2019 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. The second action, a complaint under California’s Private Attorneys General Act of 2004 (Labor Code §§ 2698 et seq.), alleges substantially similar violations and seeks penalties individually and on behalf of the State of California and other “aggrieved employees,” along with attorneys’ fees and costs. The Company intends to defend these cases vigorously.

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

The Company’s provision for income taxes for the three months ended December 30, 2023 and December 31, 2022 was $21 million (26% of income before taxes) and $21 million (18% of income before taxes), respectively. Income tax expense for the three months ended December 31, 2022 included approximately $8 million of recognized tax benefits from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations. No such tax benefits were recognized for the three months ended December 30, 2023.

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2008 through 2010, the Company received a Revenue Agent’s Report (“RAR”) on November 17, 2023 asserting an underpayment of tax of approximately $8 million for fiscal year 2009. The asserted underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction in fiscal year 2009. Such disallowance, if upheld, would reduce the Company’s available net operating loss carryforwards and result in additional tax and interest attributable to fiscal year 2021 and later years, which could be material. The Company disagrees with the IRS’s position as asserted in the RAR and intends to vigorously contest this matter through the applicable IRS administrative and judicial procedures, as appropriate. The Company does not expect resolution of this matter within twelve months and cannot predict with any certainty the timing of such resolution. Although the final resolution of this matter remains uncertain, the Company continues to believe that it is more likely than not the Company’s tax position will be sustained. However, an unfavorable resolution of this matter could have a material adverse impact on the Company’s condensed consolidated financial statements.

Note 9. Stockholders’ Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 30, 2023	September 30, 2023
	(In thousands)
Foreign currency translation adjustments	$71,796	$68,305
Unrealized holding gains on derivative financial instruments	2,615	9,427
Unrecognized net actuarial losses and transition costs for benefit plans	(6,872)	(6,853)
Total	$67,539	$70,879

Stock Repurchase Programs

During the three months ended December 30, 2023 and December 31, 2022, the Company repurchased 2 million and 4 thousand shares of its common stock for $106 million and $0.2 million, respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. The estimated excise tax on corporate share repurchases under the U.S. Inflation Reduction Act of 2022 is recorded to equity and was not material as of December 30, 2023. As of December 30, 2023, an aggregate of $174 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.2 million and 0.1 million shares of its common stock during the three months ended December 30, 2023 and December 31, 2022, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $10 million and $8 million for the three months ended December 30, 2023 and December 31, 2022, respectively, to applicable tax authorities in connection with these repurchases.

Noncontrolling Interest

During the first quarter of 2023, the Company entered into a joint venture transaction pursuant to which Reliance Strategic Business Ventures Limited, acquired 50.1% of the outstanding shares of Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity for $216 million of cash. The remaining 49.9% of the outstanding shares of SIPL are held by the Company. The Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. Because the Company has a controlling financial interest in SIPL, it consolidates SIPL.

SIPL’s cash and cash equivalents balance of $217 million as of December 30, 2023 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

Note 10. Business Segment, Geographic and Customer Information

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

The Company's chief operating decision maker is the Chief Executive Officer who allocates resources and assesses performance of operating segments based on a measure of revenue and gross profit that excludes items not directly related to the Company's ongoing business operations. These items are typically either non-recurring or non-cash in nature. Intersegment revenue consist primarily of sales of components from CPS to IMS.

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	December 30, 2023	December 31, 2022
	(In thousands)
Gross sales:
IMS	$1,505,521	$1,937,668
CPS	394,271	458,093
Intersegment revenue	(24,994)	(39,953)
Net sales	$1,874,798	$2,355,808

Gross profit:
IMS	$113,800	$133,337
CPS	51,090	66,524
Total	164,890	199,861
Unallocated corporate items (1)	(4,050)	(4,475)
Total	$160,840	$195,386

(1)    For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense and amortization of intangible assets.

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$57,068	$92,014

Denominator:
Weighted average common shares outstanding	56,538	57,727
Effect of dilutive stock options and restricted stock units	1,702	2,140
Denominator for diluted earnings per share	58,240	59,867

Net income attributable to common shareholders per share:
Basic	$1.01	$1.59
Diluted	$0.98	$1.54
Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 12. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
	(In thousands)
Cost of sales	$4,050	$4,242
Selling, general and administrative	8,340	7,142
Research and development	195	225
Total	$12,585	$11,609

As of December 30, 2023, an aggregate of 5 million shares of common stock was authorized for future issuance under the Company’s stock plans, of which 3 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 2 million of such shares were available for future grant.

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

Generally, the Company’s PSUs vest contingent on achievement of cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved during the measurement period, the PSUs will be cancelled. If the minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 70% to 130% of the number of PSUs granted, depending on the extent of performance. Additionally, some PSUs may contain a performance condition where the number of shares that vest may be adjusted up or down by up to 15% based on the Company’s total shareholder return relative to that of its peer group over this same period.

Activity with respect to the Company’s RSUs and PSUs was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2023	2,881	45.07	1.14	150,547
Granted	588	54.17
Vested/Forfeited/Cancelled	(424)	38.92
Outstanding as of December 30, 2023	3,045	47.68	1.31	158,323
Expected to vest as of December 30, 2023	2,765	47.34	1.26	143,799

As of December 30, 2023, unrecognized compensation expense of $87 million is expected to be recognized over a weighted average period of 1.3 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs and export controls on our business; any statements relating to our expectations concerning developments in the audit by the IRS of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report recently received by us; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

Sanmina Corporation and its subsidiaries (“Sanmina”, the “Company”, “we” or “us”) operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2024 and 2023 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue for the three months ended December 30, 2023. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

Trends and Uncertainties

Our business has been exposed to macroeconomic challenges such as inflation, supply chain constraints, foreign currency fluctuations, rising interest rates, market volatility, recession concerns and other factors that have been exacerbated by recent geopolitical conflicts such as the war in Ukraine and conflict in the Middle East. Although the supply chain constraints continue to ease, we expect to see some headwinds to our revenue growth at least in the short term due to customers making adjustments to inventory levels in some of our end markets, combined with softness in the economy. Despite these many challenges, we remain focused on improving our operations, building flexibility and efficiencies in our processes and adjusting our business models to changing circumstances. We intend to continue diversifying into mission critical markets, creating a portfolio with longer product life cycles and higher technology and complex products. As our end markets evolve and grow, our ability to optimize our product and portfolio mix towards higher value opportunities will continue to be an important driver for our business going forward. Additionally, given that maintaining low costs is a cornerstone to our success and growth, we proactively handle cost impacts through a combination of well-calibrated pricing actions and targeted cost-saving measures to enhance overall stockholder value.

The overall impact of these challenges on our financial condition and operating results will depend on the severity of the macroeconomic factors and the duration of geopolitical conflicts. There can be no assurance that the measures we take will counteract the negative impact of these challenges.

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

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on November 16, 2023.

Results of Operations

Key Operating Results

	Three Months Ended
	December 30, 2023	December 31, 2022
	(In thousands)
Net sales	$1,874,798	$2,355,808
Gross profit	$160,840	$195,386
Operating income	$87,576	$128,426
Net income attributable to common shareholders	$57,068	$92,014

Net Sales

Net sales decreased to $1.9 billion for the three months ended December 30, 2023 from $2.4 billion for the three months ended December 31, 2022, a decrease of 20.4%. Sales by end market were as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022	Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Aerospace, and Automotive	$1,256,393	$1,340,028	$(83,635)	(6.2)%
Communications Networks and Cloud Infrastructure	618,405	1,015,780	(397,375)	(39.1)%
Total	$1,874,798	$2,355,808	$(481,010)	(20.4)%

Net sales decreased 20.4% in the three months ended December 30, 2023 compared to the three months ended December 31, 2022, primarily driven by reduced demand in our telecommunications end market and customers in other markets making adjustments to inventory levels. The impact of these factors was partially offset by new program wins.

Gross Margin

Gross margin was 8.6% and 8.3% for the three months ended December 30, 2023 and December 31, 2022, respectively. IMS gross margin increased to 7.6% for the three months ended December 30, 2023 from 6.9% for the three months ended December 31, 2022, primarily due to improved operating efficiencies and better margins from easing of supply chain constraints which, in the prior year, increased the cost of components and we passed the increased cost to our customers with little-to-no markup. CPS gross margin decreased to 13.0% for the three months ended December 30, 2023 from 14.5% for the three months ended December 31, 2022, primarily due to lower volume and reduced operating efficiencies.

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
•competition and pricing pressures from OEMs due to greater focus on cost reduction;
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

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 30, 2023 and December 31, 2022 were $65 million and $61 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.5% and 2.6% for the three months ended December 30, 2023 and December 31, 2022, respectively. The increase in absolute dollars was primarily due to higher incentive compensation and an increase in our deferred compensation liability resulting from strong stock market performance that increased the market value of participant investment accounts.

Other Expense

Other expense for the three months ended December 30, 2023 and December 31, 2022 was $1 million and $7 million, respectively. The decrease in other expense was primarily due to a $3 million decrease in fees for accounts receivable factoring and a gain of $4 million in the market value of participant investment accounts in our deferred compensation plan compared to the same period in 2023.

Provision for Income Taxes

Our provision for income taxes for the three months ended December 30, 2023 and December 31, 2022 was $21 million (26% of income before taxes) and $21 million (18% of income before taxes), respectively. The effective tax rate was lower for the year ended December 31, 2022 due to an approximate $8 million release of tax reserves.

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2008 through 2010, we received a Revenue Agent’s Report (“RAR”) on November 17, 2023 asserting an underpayment of tax of approximately $8 million for fiscal year 2009. The asserted underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction in fiscal year 2009. Such disallowance, if upheld, would reduce our available net operating loss carryforwards and result in additional tax and interest attributable to fiscal year 2021 and later years, which could be material. We disagree with the IRS’s position as asserted in the RAR and intend to vigorously contest this matter through the applicable IRS administrative and judicial procedures, as appropriate. We do not expect resolution of this matter within twelve months and cannot predict with any certainty the timing of such resolution. Although the final resolution of this matter remains uncertain, we continue to believe that it is more likely than not our tax position will be sustained. However, an unfavorable resolution of this matter could have a material adverse impact on our condensed consolidated financial statements.

Liquidity and Capital Resources

	Three Months Ended
	December 30, 2023	December 31, 2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$126,025	$37,224
Investing activities	(34,816)	(37,330)
Financing activities	(128,439)	203,588
Effect of exchange rate changes on cash and cash equivalents	1,250	1,975
Increase (decrease) in cash and cash equivalents	$(35,980)	$205,457

Key Working Capital Management Measures

	As of
	December 30, 2023	September 30, 2023
Days sales outstanding (1)	56	55
Contract asset days (2)	21	20
Inventory turns (3)	4.8	5.1
Days inventory on hand (4)	76	72
Accounts payable days (5)	80	81
Cash cycle days (6)	73	66

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

Cash and cash equivalents were $632 million at December 30, 2023 and $668 million at September 30, 2023. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.8 billion as of December 30, 2023 and September 30, 2023.

Net cash provided by operating activities was $126 million and $37 million for the three months ended December 30, 2023 and December 31, 2022, respectively. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the three months ended December 30, 2023, we generated $109 million of cash primarily from earnings, excluding non-cash items, and generated $17 million of cash due primarily to decreases in accounts receivable and inventory, which were partially offset by a decrease in accounts payable. Individual components of operating assets and liabilities fluctuate for a number of reasons, including linearity of purchases and sales, the mix of customer and supplier payment terms within our accounts receivable and accounts payable, and the amount and timing of sales of accounts receivable. The decrease in accounts receivable, inventory and accounts payable was primarily attributable to a decrease in business volume.

Net cash used in investing activities was $35 million and $37 million for the three months ended December 30, 2023 and December 31, 2022, respectively. During the three months ended December 30, 2023 and December 31, 2022, we used $34 million and $37 million, respectively, of cash for capital expenditures.

Net cash provided by (used in) financing activities was $(128) million and $204 million for the three months ended December 30, 2023 and December 31, 2022, respectively. During the three months ended December 30, 2023, we used $116 million of cash to repurchase common stock (including $10 million paid to applicable tax authorities in connection with these repurchases) and repayment of $13 million of borrowings. During the three months ended December 31, 2022, we received $216 million from sale of shares to Reliance Strategic Business Ventures Limited (“RSBVL”), used $8 million of cash to repurchase common stock primarily related to employee tax withholding on vested restricted stock units and repaid $4 million of long-term debt.

Other Liquidity Matters

During the three months ended December 30, 2023 and December 31, 2022, we repurchased 2 million shares of our common stock for $106 million under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As of December 30, 2023, an aggregate of $174 million remained available under these programs.

We are party to a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Therefore, as of December 30, 2023, a maximum of $450 million of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended December 30, 2023 and December 31, 2022, we sold approximately $407 million and $796 million, respectively, of accounts receivable under these programs. As of December 30, 2023 and September 30, 2023, $146 million and $162 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of December 30, 2023 and September 30, 2023, $24 million and $33 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate associated with anticipated variable rate borrowings. See Note 3, “Financial Instruments” of the notes to Condensed Consolidated Financial Statements contained in this report for details.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of December 30, 2023, we had accrued liabilities of $35 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of December 30, 2023, we had a liability of $54 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $126 million of cash from operations for the three months ended December 30, 2023. Our primary sources of liquidity as of December 30, 2023 consisted of (1) cash and cash equivalents of $632 million (an aggregate of $217 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, that may not be used for general corporate purposes and must be retained in SIPL to fund its operations); (2) our Credit Agreement, under which $787 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Credit Agreement up to an additional $200 million.

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

As of December 30, 2023, 33% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Information regarding our contractual obligations was provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There were no material changes in our contractual obligations as of December 30, 2023.

Off-Balance Sheet Arrangements

As of December 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 30, 2023 because of the material weaknesses in our internal control over financial reporting discussed below.

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

These material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and for the quarterly fiscal periods included in such fiscal years and for the first fiscal quarter ended December 31, 2022. These material weaknesses also resulted in immaterial misstatements of our consolidated financial statements for the quarterly fiscal periods as of and for the periods ended April 1, 2023, July 1, 2023, September 30, 2023 and December 30, 2023. Additionally, each of these material weaknesses could result in misstatements of the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management intends to remediate the material weaknesses described above primarily by ensuring that relevant program management and finance personnel possess sufficient knowledge and experience and are sufficiently engaged to identify, escalate and drive closure of matters that could impact estimated long-term customer program costs and/or require the recording of additional expenses in the Company’s financial statements. This is expected to be achieved through 1) replacements or new hires and organizational realignment, 2) providing training to relevant personnel, 3) expanding controls and designing appropriate procedures to support the completeness and accuracy of financial processes and 4) enhancing policy and procedures documentation to include more robust and specific guidance with respect to accounting for long-term contracts, including revenue recognition and the EAC process.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the quarter ended December 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see Note 7 “Commitments and Contingencies” of the notes to the Condensed Consolidated Financial Statements.

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
•conditions in the global economy as a whole and in the industries we serve, which have been significantly impacted by the COVID-19 pandemic, supply chain disruptions, inflationary pressures and higher interest rates;
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
•political and economic developments in countries in which we or our customers or our suppliers have operations, which could restrict our operations or those of our suppliers and/or customers or increase our costs; and
•accuracy of management’s estimates of materials, labor and subcontractor costs relating to long-term contracts particularly for new products, as any impact due to changes in estimates must be recognized in the period of change.

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

Over the past four years, our supply chain has been significantly impacted by interruptions in supplier and port operations resulting from the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components following the easing of COVID-19 restrictions, and geopolitical events, such as the war in Ukraine and the conflict in the Middle East. As a result, we have experienced and continue to experience delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions limited our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components that we incorporate into our products. In the case of semiconductors, most third-party manufacturing is concentrated among a small number of suppliers located in the same geographic area. Although conditions have recently improved, we expect some level of delays and shortages to continue to persist in some form in the short to medium term. Any such delays or shortages, including due to natural disaster or geopolitical issues or conflicts, could result in delays in shipments to our customers, which would reduce our revenue, margins and operating cash flow for the periods affected.

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

Our business, operations and results of operations were significantly and negatively impacted by the COVID-19 pandemic over the past four years and may continue to be impacted in the future to some degree. The COVID-19 pandemic 1) caused our customers to reduce their demand from us, 2) interrupted the availability of components we need for our customers’ products, 3) limited the operations and productivity of our manufacturing resources and 4) created health risks to our employees.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations, the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department. The U.S. Commerce Department recently released rules that in some cases significantly restrict the export of U.S. technology to or from China. These laws could negatively impact our operations in China by making it more difficult to import components containing U.S. technology into China and to export finished products containing such components out of China. Any failure to comply with export control laws could result in significant fines or penalties. We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. For example, we have received and are responding to several Civil Investigative Demands from the U.S. Department of Justice relating to certain contracts, projects, proposals, and business activities of our SCI subsidiary. Should we be found to have violated one or more government contracting laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, as disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we have identified material weaknesses in the control environment at one of our divisions due in part to the division maintaining an inappropriate tone at the top. This division accounted for approximately 3% of our revenues on an annual basis.

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

As of December 30, 2023, approximately 70% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective income tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. International initiatives require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. In connection with one such audit, on November 17, 2023, we received a revenue agent’s report (“RAR”) from the Internal Revenue Service (“IRS”), which asserted an underpayment of tax of approximately $8 million for fiscal year 2009. The proposed underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction previously taken by us. We disagree with the IRS’s position as asserted in the RAR and intend to vigorously contest this matter through the applicable IRS administrative and judicial procedures, as appropriate. However, an adverse result in this matter or additional developments in these or future audits would adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in a material increase to our income tax expense and therefore a material decrease in our net income and could have a material adverse impact on our condensed consolidated financial statements. Further, as of September 30, 2023, we have cumulative net operating loss carryforwards (“NOLs”) for federal, state and foreign tax purposes of $155 million, $337 million and $433 million, respectively. Our federal and state NOLs begin expiring in fiscal years 2028 and 2024, respectively, and expire completely at various dates through September 29, 2035. Certain foreign NOLs will begin expiring in 2024. When NOLs expire, our federal and state income tax rates will increase, which will reduce our net income.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. For example, in the first quarter of fiscal 2023, we entered into a joint venture with a wholly-owned subsidiary of RSBVL intended to create a world-class electronic manufacturing hub in India. The success of this joint venture is subject to a number of risks and uncertainties, including the timing of the joint venture obtaining “Trusted Source” designation under the India government’s “Make in India” initiative, adverse changes in the key markets the joint venture will target and the risks described above under the caption “We are subject to risks arising from our international operations.” Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention from their normal operational duties, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable. We may also choose to divest plants, businesses or products lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the first quarter of 2024:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
October 1, 2023 through October 28, 2023	206,662	$51.12	206,662	$268,766,104
Month #2
October 29, 2023 through November 25, 2023	1,094,429	$48.26	1,094,429	$215,953,200
Month #3
November 26, 2023 through December 30, 2023	845,823	$49.82	845,823	$173,815,658
Total	2,146,914	$49.15	2,146,914

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission or excise tax payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

(3)     During the third quarter of fiscal 2022 and third quarter of fiscal 2023, our Board of Directors authorized us to repurchase up to $200 million and $200 million of our common stock, respectively, in the open market or in negotiated private transactions. These programs have no expiration date.

Item 5. Other Information

During the first fiscal quarter of 2024, the following director adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On November 17, 2023, Susan Johnson, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement (the “Plan”) with respect to the sale of 3,000 shares of common stock during the term of the Plan. The Plan terminates on November 15, 2024 or at such time all shares under the Plan are sold and is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Securities Exchange Act of 1934, as amended.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the first fiscal quarter of 2024.

Item 6. Exhibits

Exhibit Number	Description

10.44	Separation and Release Agreement dated December 13, 2023 between Sanmina Corporation and Kurt Adzema (filed herewith).

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	January 31, 2024

		By:	/s/ JONATHAN FAUST
Jonathan Faust
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	January 31, 2024