Form 10-Q
period 2024-03-30
SANMINA CORP
filed 2024-05-01
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024
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
Yes ☐  No ☒
As of April 24, 2024, there were 55,453,598 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (Unaudited)

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 30, 2024	September 30, 2023
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$650,858	$667,570
Accounts receivable, net of allowances of approximately $10 million and $8 million as of March 30, 2024 and September 30, 2023, respectively	1,138,413	1,230,771
Contract assets	449,419	445,757
Inventories	1,383,739	1,477,223
Prepaid expenses and other current assets	75,050	58,249
Total current assets	3,697,479	3,879,570
Property, plant and equipment, net	641,008	632,836
Deferred income tax assets	169,533	177,597
Other	178,243	183,965
Total assets	$4,686,263	$4,873,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,443,002	$1,612,833
Accrued liabilities	260,086	267,148
Accrued payroll and related benefits	127,168	127,406
Short-term debt, including current portion of long-term debt	17,500	25,945
Total current liabilities	1,847,756	2,033,332
Long-term liabilities:
Long-term debt	303,884	312,327
Other	207,531	209,684
Total long-term liabilities	511,415	522,011
Commitments and Contingencies (Note 7)
Stockholders’ equity	2,327,092	2,318,625
Total liabilities and stockholders’ equity	$4,686,263	$4,873,968

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,834,595	$2,320,103	$3,709,393	$4,675,911
Cost of sales	1,679,838	2,128,914	3,393,796	4,289,336
Gross profit	154,757	191,189	315,597	386,575

Operating expenses:
Selling, general and administrative	69,199	63,390	133,984	124,120
Research and development	6,323	6,394	12,612	11,993
Restructuring	3,274	804	5,464	1,435
Total operating expenses	78,796	70,588	152,060	137,548

Operating income	75,961	120,601	163,537	249,027

Interest income	3,412	2,539	7,069	5,472
Interest expense	(8,218)	(9,286)	(16,630)	(17,967)
Other income (expense)	3,276	(2,768)	2,143	(9,480)
Interest and other, net	(1,530)	(9,515)	(7,418)	(21,975)

Income before income taxes	74,431	111,086	156,119	227,052
Provision for income taxes	19,122	25,779	40,446	46,631
Net income before noncontrolling interest	55,309	85,307	$115,673	$180,421
Less: Net income attributable to noncontrolling interest	2,824	5,686	6,120	8,786
Net income attributable to common shareholders	$52,485	$79,621	$109,553	$171,635

Net income attributable to common shareholders per share:
Basic	$0.94	$1.37	$1.95	$2.96
Diluted	$0.93	$1.33	$1.91	$2.87

Weighted-average shares used in computing per share amounts:
Basic	55,585	58,269	56,062	57,999
Diluted	56,699	59,819	57,470	59,863

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$55,309	$85,307	$115,673	$180,421
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(1,707)	1,060	1,784	7,243
Derivative financial instruments:
Change in net unrealized amount	4,328	2,938	103	7,407
Amount reclassified into net income before noncontrolling interest	(774)	(6,203)	(3,361)	(9,499)
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	(190)	(157)	(84)	(908)
Amortization of actuarial losses and transition costs	337	217	212	562
Total other comprehensive income (loss), net of tax	1,994	(2,145)	(1,346)	4,805
Comprehensive income before noncontrolling interest	$57,303	$83,162	$114,327	$185,226
Less: Net income attributable to noncontrolling interest	2,824	5,686	6,120	8,786
Comprehensive income attributable to common shareholders	$54,479	$77,476	$108,207	$176,440

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,526,063	$6,471,299	$6,513,331	$6,381,348
Issuances under stock plans	146	122	293	295
Stock-based compensation expense	14,651	12,534	27,236	24,143
Sale of noncontrolling interest	—	—	—	78,169
Balance, end of period	6,540,860	6,483,955	6,540,860	6,483,955
Treasury Stock
Balance, beginning of period	(1,601,018)	(1,386,168)	(1,485,252)	(1,378,159)
Repurchases of treasury stock	(17,623)	(13,498)	(133,389)	(21,507)
Balance, end of period	(1,618,641)	(1,399,666)	(1,618,641)	(1,399,666)
Accumulated Other Comprehensive Income
Balance, beginning of period	67,539	63,275	70,879	56,325
Other comprehensive income (loss), net of tax	1,994	(2,145)	(1,346)	4,805
Balance, end of period	69,533	61,130	69,533	61,130
Accumulated Deficit
Balance, beginning of period	(2,872,940)	(3,147,964)	(2,930,008)	(3,239,978)
Net income attributable to common shareholders	52,485	79,621	109,553	171,635
Balance, end of period	(2,820,455)	(3,068,343)	(2,820,455)	(3,068,343)
Noncontrolling Interest
Balance, beginning of period	152,971	135,232	149,675	—
Sale of noncontrolling interest	—	—	—	132,132
Net income attributable to noncontrolling interest	2,824	5,686	6,120	8,786
Balance, end of period	155,795	140,918	155,795	140,918
Total stockholders’ equity	$2,327,092	$2,217,994	$2,327,092	$2,217,994

Common Stock Shares Outstanding
Number of shares, beginning of period	111,963	110,502	111,550	110,160
Issuances under stock plans	885	783	1,298	1,125
Number of shares, end of period	112,848	111,285	112,848	111,285
Treasury Shares
Number of shares, beginning of period	(57,049)	(52,902)	(54,718)	(52,766)
Repurchases of treasury stock	(351)	(225)	(2,682)	(361)
Number of shares, end of period	(57,400)	(53,127)	(57,400)	(53,127)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 30, 2024	April 1, 2023
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$115,673	$180,421
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	61,000	57,818
Stock-based compensation expense	27,236	24,143
Deferred income taxes	7,959	13,558
Other, net	1,624	101
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	92,339	(66,479)
Contract assets	(3,662)	(10,569)
Inventories	94,341	136,447
Prepaid expenses and other assets	(3,984)	(25,381)
Accounts payable	(175,606)	(213,168)
Accrued liabilities	(18,578)	4,911
Cash provided by operating activities	198,342	101,802

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(63,827)	(99,988)
Other, net	(1,300)	(1,500)
Cash used in investing activities	(65,127)	(101,488)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(17,195)	(8,750)
Proceeds from revolving credit facility borrowings	1,410,300	1,471,700
Repayments of revolving credit facility borrowings	(1,410,300)	(1,471,700)
Net proceeds from stock issuances	293	295
Repurchases of common stock	(133,389)	(21,507)
Proceeds from sale of noncontrolling interest	—	215,799
Cash provided by (used in) financing activities	(150,291)	185,837

Effect of exchange rate changes	364	2,195
Increase (decrease) in cash and cash equivalents	(16,712)	188,346
Cash and cash equivalents at beginning of period	667,570	529,857
Cash and cash equivalents at end of period	$650,858	$718,203

Cash paid during the period for:
Interest, net of capitalized interest	$15,143	$15,264
Income taxes, net of refunds	$38,550	$28,247
Unpaid purchases of property, plant and equipment at the end of period	$30,598	$34,973

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

Results of operations for the second quarter of 2024 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2024 and 2023 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require the Company to disclose information about its reportable segment’s significant expenses and other segment items on an interim and annual basis. The disclosure requirements are effective for the Company in fiscal 2025, and for interim periods within the Company's fiscal 2026, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on the financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company, on an annual basis, to provide disclosure of specific categories in its effective income tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company in fiscal 2026, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-09 will have on the financial statement disclosures.

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

Changes in the Company’s estimates of transaction price and/or cost result in a favorable or unfavorable impact to its revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Revenue	(In thousands)
Favorable	$4,843	$1,551	$10,710	$3,835
Unfavorable	(2,357)	(5,179)	(6,727)	(9,509)
Net	$2,486	$(3,628)	$3,983	$(5,674)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Operating income	(In thousands)
Favorable	$8,088	$1,561	$15,701	$4,375
Unfavorable	(3,603)	(13,181)	(10,372)	(20,034)
Net	$4,485	$(11,620)	$5,329	$(15,659)

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

The following table presents revenue disaggregated by segment, market sector and geography.

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(In thousands)
Segments:
Integrated Manufacturing Solutions (“IMS”)	$1,451,640	$1,919,158	$2,949,750	$3,846,270
CPS	382,955	400,945	759,643	829,641
Total	$1,834,595	$2,320,103	$3,709,393	$4,675,911

End Markets:
Industrial, Medical, Defense and Aerospace, and Automotive	$1,225,326	$1,361,843	$2,481,719	$2,701,871
Communications Networks and Cloud Infrastructure	609,269	958,260	1,227,674	1,974,040
Total	$1,834,595	$2,320,103	$3,709,393	$4,675,911

Geography:
Americas (1)	$959,276	$1,112,778	$1,919,662	$2,248,529
APAC	592,781	853,492	1,204,837	1,767,833
EMEA	282,538	353,833	584,894	659,549
Total	$1,834,595	$2,320,103	$3,709,393	$4,675,911
(1)    Mexico represents approximately 65% and 70% of the Americas net sales and the U.S. represents approximately 35% and 30% of the Americas net sales for the three months ended March 30, 2024 and April 1, 2023, respectively. Mexico represents approximately 60% and 70% of the Americas net sales and the U.S. represents approximately 35% and 30% of the Americas net sales for the six months ended March 30, 2024 and April 1, 2023, respectively.

As an electronics manufacturing services company, the Company primarily provides manufacturing and related services for products built to its customers’ unique specifications. Therefore, it is impracticable for the Company to provide revenue from external customers for each product and service it provides.

Sales to the ten largest customers typically represent approximately 50% of the Company’s net sales. Net sales from these customers are derived from multiple segments. The following table presents the percentage of total net sales to each significant customer that represented 10% or more of the Company’s net sales.

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Nokia:
IMS	—%	14.8%	—%	15.3%
CPS	—%	0.6%	—%	0.6%
Total	—%	15.4%	—%	15.9%

Motorola:
IMS	9.9%	—%	10.1%	—%
CPS	0.2%	—%	0.2%	—%
Total	10.1%	—%	10.3%	—%

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 10% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of March 30, 2024. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets and liabilities were $44 million and $38 million as of March 30, 2024 and September 30, 2023, respectively. Defined benefit plan assets were $17 million as of September 30, 2023 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Interest rate swaps are valued based on a discounted cash flow analysis that incorporates observable market inputs such as interest rate yield curves and credit spreads. For currency contracts, inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Foreign exchange contracts were not material as of March 30, 2024 or September 30, 2023.

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

The following table presents the location and fair values of derivative financial instruments included in our condensed consolidated balance sheets.

	As of
	March 30, 2024	September 30, 2023
	(In thousands)
Derivatives Designated as Accounting Hedges:
Prepaid expenses and other current assets	$4,785	$6,179
Other assets	$3,490	$6,351
Accrued liabilities	$151	$213
Derivatives Not Designated as Accounting Hedges:
Prepaid expenses and other current expenses	$2,669	$1,164
Accrued liabilities	$1,676	$4,685

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	March 30, 2024	September 30, 2023

Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$120,618	$125,758
Number of contracts	49	50
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$331,574	$338,283
Number of contracts	44	42

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

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), in the condensed consolidated statements of income. The amount of gains or losses associated with these forward contracts was not material for any period presented herein. From an economic perspective, the objective of the Company’s hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $300 million and $650 million were outstanding as of March 30, 2024 and September 30, 2023, respectively. The aggregate effective interest rate of these swaps as of March 30, 2024 was approximately 4.7%. As of March 30, 2024, the interest rate swaps portfolio had a value of $8 million, of which $5 million was included in prepaid expenses and other current assets and $3 million was included in other assets on the condensed consolidated balance sheets. As of September 30, 2023, the interest rate swaps portfolio had a value of $12 million of which $6 million was included in prepaid expenses and other current assets and $6 million was included in other assets on the consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	March 30, 2024	September 30, 2023
	(In thousands)
Term Loan Due 2027, net of issuance costs	$321,384	$329,827
Less: Current portion of Term Loan Due 2027	17,500	17,500
Long-term debt	$303,884	$312,327

Term Loan maturities by fiscal year are as follows:

As of
March 30, 2024
(In thousands)
Remainder of 2024	$4,375
2025	17,500
2026	21,875
2027	280,000
$323,750

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

There were no borrowings outstanding under the Credit Agreement as of March 30, 2024 or September 30, 2023. Additionally, as of March 30, 2024, $13 million of letters of credit was outstanding under the Credit Agreement and $787 million was available to borrow.

Foreign Short-term Borrowing Facilities

As of March 30, 2024, certain foreign subsidiaries of the Company had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of March 30, 2024.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheets are as follows:

	As of
	March 30, 2024	September 30, 2023
	(In thousands)
Other assets	$85,569	$95,750

Accrued liabilities	$22,279	$22,344
Other long-term liabilities	51,327	60,663
Total lease liabilities	$73,606	$83,007

Weighted average remaining lease term (in years)	11.14	12.97
Weighted average discount rate	4.0%	3.9%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(In thousands)
Operating lease expense (1)	$8,073	$8,198	$16,245	$17,565

			Six Months Ended
			March 30, 2024	April 1, 2023
			(In thousands)
Cash paid for operating lease liabilities			$12,997	$11,629
(1)     Includes immaterial amounts of short-term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of March 30, 2024, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2024	$12,907
2025	22,987
2026	17,741
2027	13,850
2028	4,466
Thereafter	8,879
Total lease payments	80,830
Less: imputed interest	7,224
Total	$73,606

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the six months ended March 30, 2024 and April 1, 2023, the Company sold approximately $797 million and $1.7 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were $5 million and $12 million for the six months ended March 30, 2024 and April 1, 2023, respectively, and were recorded in other income (expense) in the condensed consolidated statements of income. As of March 30, 2024 and September 30, 2023, $144 million and $162 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as a servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of March 30, 2024 and September 30, 2023, $8 million and $33 million, respectively, had been collected but not yet remitted. These amounts are classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 30, 2024 and September 30, 2023, the Company had estimated liabilities of $40 million and $34 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

Legal Proceedings

Environmental Matters

The Company is subject to various federal, state, local and foreign laws and regulations and administrative orders concerning environmental protection, including those addressing the discharge of pollutants into the environment, the management and disposal of hazardous substances, the cleanup of contaminated sites, the materials used in products, and the recycling, treatment and disposal of hazardous waste. As of March 30, 2024, the Company had been named in a lawsuit and several administrative orders alleging that certain of its current and former sites sent waste for disposal that contributed to groundwater contamination, which require further management and care. One such order demands that the Company and other alleged defendants fund continued post-closure care and remediation at four properly permitted former hazardous waste landfills located in Northern California to which the Company may have sent wastewater in the past. The Company is participating with a working group of a number of other alleged defendants in a pending settlement of this matter and has reserved its estimated exposure for this matter as of March 30, 2024, which amount is immaterial.

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On April 3, 2023, the court published a statement of decision finding the Company and other remaining defendants liable for certain past investigation costs incurred by the plaintiff. The Company believes a loss in this matter is probable and has recorded its estimated loss as of March 30, 2024. There will be subsequent proceedings to assess the Company’s and other defendants’ liability for the plaintiff’s future remediation and other costs, including attorneys’ fees. It is probable that the Company will record additional losses in connection with this matter, and it is reasonably possible that the amount of such additional losses will be material. However, the Company is unable to estimate the amount of such additional losses or a range of losses. The Company intends to continue defending the case vigorously and to seek appellate review at the appropriate time.

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

On November 14, 2023, Gerardo Ramirez, an employee at the Company’s Newark, California plant, filed two lawsuits against the Company in the Alameda County Superior Court. The first, a putative class action (as amended in February 2024), alleges violations of various California Labor Code and Wage Order requirements, including provisions governing overtime, meal and rest periods, minimum wage requirements, payment of wages during employment, wage statements, payroll records, and reimbursement of business expenses. The class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company within the State of California at any time between March 1, 2021 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. The second action, a complaint under California’s Private Attorneys General Act of 2004 (Labor Code §§ 2698 et seq.), alleges substantially similar violations and a violation of the provision governing payment of final wages and seeks penalties individually and on behalf of the State of California and other “aggrieved employees,” along with attorneys’ fees and costs. The Company intends to defend these cases vigorously.

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

The Company’s provision for income taxes for the three months ended March 30, 2024 and April 1, 2023 was $19 million (26% of income before taxes) and $26 million (23% of income before taxes), respectively.

The Company’s provision for income taxes for the six months ended March 30, 2024 and April 1, 2023 was $40 million (26% of income before taxes) and $47 million (21% of income before taxes), respectively. The tax rate was lower for the six months ended April 1, 2023 because of $8 million of recognized tax benefits from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations. No such tax benefits were recognized for the six months ended March 30, 2024.

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal 2008 through 2010, the Company received a Revenue Agent’s Report (“RAR”) on November 17, 2023 asserting an underpayment of tax of approximately $8 million for fiscal 2009. The asserted underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction in fiscal 2009. Such disallowance, if upheld, would reduce the Company’s available net operating loss carryforwards and result in additional tax and interest attributable to fiscal 2021 and later years, which could be material. The Company disagrees with the IRS’s position as asserted in the RAR and intends to vigorously contest this matter through the applicable IRS administrative and judicial procedures, as appropriate. The Company does not expect resolution of this matter within twelve months and cannot predict with any certainty the timing of such resolution. Although the final resolution of this matter remains uncertain, the Company continues to believe that it is more likely than not the Company’s tax position will be sustained. However, an unfavorable resolution of this matter could have a material adverse impact on the Company’s condensed consolidated financial statements.

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules begin to be effective for the Company in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect the Company’s provision for income taxes. The Company does not expect any impact from these tax law changes in fiscal 2024 and will continue to evaluate its impact for fiscal 2025.

Note 9. Stockholders’ Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 30, 2024	September 30, 2023
	(In thousands)
Foreign currency translation adjustments	$70,089	$68,305
Unrealized holding gains on derivative financial instruments	6,169	9,427
Unrecognized net actuarial losses and transition costs for benefit plans	(6,725)	(6,853)
Total	$69,533	$70,879

Stock Repurchase Programs

During the six months ended March 30, 2024 and April 1, 2023, the Company repurchased 2 million and 4 thousand shares of its common stock for $107 million and $0.2 million, respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of March 30, 2024, an aggregate of $172 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.5 million and 0.4 million shares of its common stock during the six months ended March 30, 2024 and April 1, 2023, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $25 million and $21 million for the six months ended March 30, 2024 and April 1, 2023, respectively, to applicable tax authorities in connection with these repurchases.

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

SIPL’s cash and cash equivalents balance of $210 million as of March 30, 2024 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

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

The Company’s chief operating decision maker is the Chief Executive Officer who allocates resources and assesses performance of operating segments based on a measure of revenue and gross profit that excludes items not directly related to the Company’s ongoing business operations. These items are typically either non-recurring or non-cash in nature. Intersegment revenue consist primarily of sales of components from CPS to IMS.

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(In thousands)
Gross sales:
IMS	$1,461,189	$1,929,945	$2,966,710	$3,867,613
CPS	398,067	431,077	792,338	889,170
Intersegment revenue	(24,661)	(40,919)	(49,655)	(80,872)
Net sales	$1,834,595	$2,320,103	$3,709,393	$4,675,911

Gross profit:
IMS	$111,950	$144,459	$225,750	$277,796
CPS	51,175	51,004	102,265	117,528
Total	163,125	195,463	328,015	395,324
Unallocated corporate items (1)	(8,368)	(4,274)	(12,418)	(8,749)
Total	$154,757	$191,189	$315,597	$386,575

(1)    For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, litigation settlements, charges or credits resulting from distressed customers and amortization of intangible assets.

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$52,485	$79,621	$109,553	$171,635

Denominator:
Weighted average common shares outstanding	55,585	58,269	56,062	57,999
Effect of dilutive stock options and restricted stock units	1,114	1,550	1,408	1,864
Denominator for diluted earnings per share	56,699	59,819	57,470	59,863

Net income attributable to common shareholders per share:
Basic	$0.94	$1.37	$1.95	$2.96
Diluted	$0.93	$1.33	$1.91	$2.87
Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 12. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(In thousands)
Cost of sales	$4,416	$4,025	$8,466	$8,267
Selling, general and administrative	9,984	8,304	18,324	15,446
Research and development	251	205	446	430
Total	$14,651	$12,534	$27,236	$24,143

During the second quarter of 2024, the Company’s stockholders approved the reservation of an additional 1.2 million shares of common stock for future issuance under the Company’s 2019 Equity Incentive Plan. As of March 30, 2024, an aggregate of 6 million shares of common stock was authorized for future issuance under the Company’s stock plans, of which 3 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3 million of such shares were available for future grant.

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

Activity with respect to the Company’s RSUs and PSUs was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2023	2,881	45.07	1.14	150,547
Granted	1,389	51.44
Vested/Forfeited/Cancelled	(1,368)	40.22
Outstanding as of March 30, 2024	2,902	50.40	1.61	170,722
Expected to vest as of March 30, 2024	2,547	50.30	1.58	149,835

As of March 30, 2024, unrecognized compensation expense of $106 million is expected to be recognized over a weighted average period of 1.6 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs and export controls on our business; any statements relating to future tax rates and our expectations concerning developments in the audit by the IRS of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report received by us in November 2023; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue for the six months ended March 30, 2024. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

Trends and Uncertainties

Our business continues to be exposed to macroeconomic challenges such as inflation, supply chain constraints, foreign currency fluctuations, rising interest rates, market volatility, recession concerns and other factors that have been exacerbated by geopolitical conflicts such as the war in Ukraine and conflict in the Middle East. Although the supply chain constraints have been easing, we expect to see headwinds to our revenue growth at least in the short term due to customers absorbing their finished goods inventory in some of our end markets. Despite these many challenges, we remain focused on improving our operations, building flexibility and efficiencies in our processes and adjusting our business models to changing circumstances. We intend to continue diversifying into mission critical markets, creating a portfolio with longer product life cycles and higher technology and complex products. As our end markets evolve and grow, our ability to optimize our product and portfolio mix towards higher value opportunities will continue to be an important driver for our business going forward. Additionally, given that maintaining low costs is a cornerstone to our success and growth, we proactively handle cost impacts through a combination of well-calibrated pricing actions and targeted cost-saving measures to enhance overall stockholder value.

The overall impact of the challenges on our financial condition and operating results will depend on the severity of the macroeconomic factors and the duration of geopolitical conflicts. There can be no assurance that the measures we take will counteract the negative impact of these challenges.

Recent Tax Developments

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules begin to be effective for us in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. We do not expect any impact from these tax law changes in fiscal 2024 and will continue to evaluate its impact for fiscal 2025.

Critical Accounting Policies and Estimates

The following should be read in conjunction with our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on November 16, 2023.

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

Revenue Recognition

We recognize revenue for the majority of our contracts on an over time basis. This is primarily due to the fact that we do not have an alternative use for the end products we manufacture for our customers and have an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancellation of a contract for convenience. In certain circumstances, we recognize over time because our customer simultaneously receives and consumes the benefits provided by our services or, our customer controls the end product as we perform manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which we believe best depicts the transfer of control to the customer.

In our Defense and Aerospace division, we apply the cost-to-cost method for government contracts which requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, we evaluate whether contract modifications for claims have been approved and, if so, estimate the amount, if any, of variable consideration that can be included in the transaction price of the contract.

Estimates of materials, labor and subcontractor costs expected to be incurred to satisfy a performance obligation are updated on a quarterly basis. These estimates consider costs incurred to date and estimated costs to be incurred over the remaining expected period of performance to satisfy a performance obligation. There is inherent uncertainty in estimating the amount of costs that will be required to complete a contract. Factors that contribute to the inherent uncertainty in estimates include, among others, (1) the long-term duration of contracts, (2) the highly-complex nature of the products we manufacture, (3) the readiness of our customer’s design for manufacturing, (4) the cost and availability of purchased materials, (5) labor cost, availability and productivity, (6) subcontractor performance and (7) the risk of delayed performance/completion. Therefore, such estimates are reviewed each quarter by a group of employees that includes representatives from numerous functions such as engineering, materials, contracts, manufacturing, program management, finance and senior management. If a change in estimate is deemed necessary, the impact of the change is recognized in the period of change. Additionally, contract modifications for claims are assessed each quarter to determine whether the claims have been approved. If it is determined that a claim has been approved, the amount of the claim, if any, that can be included in transaction price is estimated considering a number of factors such as the length of time expected to lapse until uncertainty about the claim has been resolved and the extent to which our experience with claims for similar contracts has predictive value.

Changes in our estimates of transaction price and/or cost result in a favorable or unfavorable impact to our revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Revenue	(In thousands)
Favorable	$4,843	$1,551	$10,710	$3,835
Unfavorable	(2,357)	(5,179)	(6,727)	(9,509)
Net	$2,486	$(3,628)	$3,983	$(5,674)

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Operating income	(In thousands)
Favorable	$8,088	$1,561	$15,701	$4,375
Unfavorable	(3,603)	(13,181)	(10,372)	(20,034)
Net	$4,485	$(11,620)	$5,329	$(15,659)

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(In thousands)
Net sales	$1,834,595	$2,320,103	$3,709,393	$4,675,911
Gross profit	$154,757	$191,189	$315,597	$386,575
Operating income	$75,961	$120,601	$163,537	$249,027
Net income attributable to common shareholders	$52,485	$79,621	$109,553	$171,635

Net Sales

Net sales decreased to $1.8 billion for the three months ended March 30, 2024 from $2.3 billion for the three months ended April 1, 2023, a decrease of 20.9%. Sales by end market were as follows:

	Three Months Ended				Six Months Ended
	March 30, 2024	April 1, 2023	Increase/(Decrease)		March 30, 2024	April 1, 2023	Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Aerospace, and Automotive	$1,225,326	$1,361,843	$(136,517)	(10.0)%	$2,481,719	$2,701,871	$(220,152)	(8.1)%
Communications Networks and Cloud Infrastructure	609,269	958,260	(348,991)	(36.4)%	1,227,674	1,974,040	(746,366)	(37.8)%
Total	$1,834,595	$2,320,103	$(485,508)	(20.9)%	$3,709,393	$4,675,911	$(966,518)	(20.7)%

Net sales decreased 20.9% in the three months ended March 30, 2024 compared to the three months ended April 1, 2023 and 20.7% in the six months ended March 30, 2024 compared to the six months ended April 1, 2023 primarily due to reduced demand driven by customers continuing to absorb their finished goods inventory in some end markets, particularly telecommunications. The impact of this was partially offset by new program wins.

Gross Margin

Gross margin was 8.4% and 8.2% for the three months ended March 30, 2024 and April 1, 2023, respectively. IMS gross margin increased slightly to 7.7% for the three months ended March 30, 2024 from 7.5% for the three months ended April 1, 2023. CPS gross margin increased to 12.9% for the three months ended March 30, 2024 from 11.8% for the three months ended April 1, 2023, primarily due to improved operational efficiencies.

Gross margin was 8.5% and 8.3% for the six months ended March 30, 2024 and April 1, 2023, respectively. IMS gross margin increased to 7.6% for the six months ended March 30, 2024 from 7.2% for the six months ended April 1, 2023, primarily due to improved operational efficiencies. CPS gross margin decreased to 12.9% for the six months ended March 30, 2024 from 13.2% for the six months ended April 1, 2023, primarily due to lower volume and unfavorable product mix.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may also be caused by a number of other factors, including:

•the impacts of supply chain constraints on our operations, the operations of our suppliers and on our customers’ businesses;
•capacity utilization, which, if lower, results in lower margins due to fixed costs being absorbed by lower volumes;
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

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 30, 2024 and April 1, 2023 were $69 million and $63 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.8% and 2.7% for the three months ended March 30, 2024 and April 1, 2023, respectively. The increase in absolute dollars was primarily due to higher incentive compensation in the second quarter of 2024.

Selling, general and administrative expenses for the six months ended March 30, 2024 and April 1, 2023 were $134 million and $124 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 2.7% for the six months ended March 30, 2024 and April 1, 2023, respectively. The increase in absolute dollars was primarily due to higher incentive compensation and an increase in our deferred compensation liability caused by strong stock market performance that increased the market value of participant investment accounts during the six months ended March 30, 2024.

Other Income (Expense)

Other income (expense) for the three months ended March 30, 2024 and April 1, 2023 was $3 million and $(3) million, respectively. The increase in other income (expense) for the three months ended March 30, 2024 was primarily due to a $4 million decrease in fees for accounts receivable factoring.

Other income (expense) for the six months ended March 30, 2024 and April 1, 2023 was $2 million and $(9) million, respectively. The increase in other income (expense) for the three months ended March 30, 2024 was primarily due to a $7 million decrease in fees for accounts receivable factoring and a $3 million increase in the market value of participant investment accounts in our deferred compensation plan compared to the same period in 2023.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 30, 2024 and April 1, 2023 was $19 million (26% of income before taxes) and $26 million (23% of income before taxes), respectively.

Our provision for income taxes for the six months ended March 30, 2024 and April 1, 2023 was $40 million (26% of income before taxes) and $47 million (21% of income before taxes), respectively. The effective tax rate was lower for the six months ended April 1, 2023 due to an $8 million release of tax reserves.

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal 2008 through 2010, we received a Revenue Agent’s Report (“RAR”) on November 17, 2023 asserting an underpayment of tax of approximately $8 million for fiscal 2009. The asserted underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction in fiscal 2009. Such disallowance, if upheld, would reduce our available net operating loss carryforwards and result in additional tax and interest attributable to fiscal 2021 and later years, which could be material. We disagree with the IRS’s position as asserted in the RAR and intend to vigorously contest this matter through the applicable IRS administrative and judicial procedures, as appropriate. We do not expect resolution of this matter within twelve months and cannot predict with any certainty the timing of such resolution. Although the final resolution of this matter remains uncertain, we continue to believe that it is more likely than not our tax position will be sustained. However, an unfavorable resolution of this matter could have a material adverse impact on our condensed consolidated financial statements.

Liquidity and Capital Resources

	Six Months Ended
	March 30, 2024	April 1, 2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$198,342	$101,802
Investing activities	(65,127)	(101,488)
Financing activities	(150,291)	185,837
Effect of exchange rate changes on cash and cash equivalents	364	2,195
Increase (decrease) in cash and cash equivalents	$(16,712)	$188,346

Key Working Capital Management Measures

	As of
	March 30, 2024	September 30, 2023
Days sales outstanding (1)	55	55
Contract asset days (2)	22	20
Inventory turns (3)	4.8	5.1
Days inventory on hand (4)	75	72
Accounts payable days (5)	78	81
Cash cycle days (6)	74	66

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

Cash and cash equivalents were $651 million at March 30, 2024 and $668 million at September 30, 2023. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.8 billion as of March 30, 2024 and September 30, 2023.

Net cash provided by operating activities was $198 million and $102 million for the six months ended March 30, 2024 and April 1, 2023, respectively. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended March 30, 2024, we generated $213 million of cash primarily from earnings, excluding non-cash items, and used $15 million of cash due primarily to decreases in accounts payable and accrued liabilities, which were partially offset by a decrease in accounts receivable and inventories. The decrease in accounts receivable, inventory and accounts payable was primarily attributable to a decrease in business volume.

During the six months ended April 1, 2023, we generated $276 million of cash primarily from earnings, excluding non-cash items, and used $174 million of cash due primarily to an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventory. The increase in accounts receivable was primarily attributable to an increase in sales and billings to customers for their inventory obligations. The decrease in accounts payable was primarily attributable to lower inventory receipts and unfavorable supplier payment terms mix. The decrease in inventory was primarily due to improved availability of supply-constrained parts.

Net cash used in investing activities was $65 million and $101 million for the six months ended March 30, 2024 and April 1, 2023, respectively, primarily related to cash for capital expenditures.

Net cash provided by (used in) financing activities was $(150) million and $186 million for the six months ended March 30, 2024 and April 1, 2023, respectively. During the six months ended March 30, 2024, we used $133 million of cash to repurchase common stock (including $25 million paid to applicable tax authorities in connection with these repurchases) and repayment of $17 million of borrowings. During the six months ended April 1, 2023, we received $216 million from sale of shares to Reliance Strategic Business Ventures Limited (“RSBVL”), used $22 million of cash to repurchase common stock primarily related to employee tax withholding on vested restricted stock units and repaid $9 million of long-term debt.

Other Liquidity Matters

During the six months ended March 30, 2024 and April 1, 2023, we repurchased 2 million and 4 thousand shares of our common stock for $107 million and $0.2 million, respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As of March 30, 2024, an aggregate of $172 million remained available under these programs.

We are party to a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Therefore, as of March 30, 2024, a maximum of $450 million of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the six months ended March 30, 2024 and April 1, 2023, we sold approximately $797 million and $1.7 billion, respectively, of accounts receivable under these programs. As of March 30, 2024 and September 30, 2023, $144 million and $162 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of March 30, 2024 and September 30, 2023, $8 million and $33 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

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

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of March 30, 2024, we had accrued liabilities of $40 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of March 30, 2024, we had a liability of $54 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $198 million of cash from operations for the six months ended March 30, 2024. Our primary sources of liquidity as of March 30, 2024 consisted of (1) cash and cash equivalents of $651 million (an aggregate of $210 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, that may not be used for general corporate purposes and must be retained in SIPL to fund its operations); (2) our Credit Agreement, under which $787 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Credit Agreement up to an additional $200 million.

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

As of March 30, 2024, 31% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Information regarding our contractual obligations was provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There were no material changes in our contractual obligations as of March 30, 2024.

Off-Balance Sheet Arrangements

As of March 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 30, 2024 because of the material weaknesses in our internal control over financial reporting discussed below.

(b) Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We identified material weaknesses in the control environment at one of our divisions due to this division maintaining an inappropriate tone at the top. Specifically, division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process. Additionally, we did not maintain a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with our financial reporting requirements. These material weaknesses contributed to an additional material weakness that the division did not design and maintain effective controls over the quarterly contract estimate review process, which led to the failure to timely and appropriately record adjustments to quarterly estimates.

These material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and for the quarterly fiscal periods included in such fiscal years and for the first fiscal quarter ended December 31, 2022. These material weaknesses also resulted in immaterial misstatements of our consolidated financial statements for the quarterly fiscal periods as of and for the periods ended April 1, 2023, July 1, 2023, and September 30, 2023. Additionally, each of these material weaknesses could result in misstatements of the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management intends to remediate the material weaknesses described above primarily by ensuring that relevant program management and finance personnel possess sufficient knowledge and experience and are sufficiently engaged to identify, escalate and drive closure of matters that could impact estimated long-term customer program costs and/or require the recording of additional expenses in the Company’s financial statements. This is expected to be achieved through 1) personnel replacements or new hires and organizational realignment, 2) providing training to relevant personnel, 3) expanding controls and designing appropriate procedures to support the completeness and accuracy of financial processes and 4) enhancing policy and procedures documentation to include more robust and specific guidance with respect to accounting for long-term contracts, including revenue recognition and the estimate at completion (“EAC”) process.

To date, we have taken the following remedial actions:

•Removed internal control over financial reporting responsibilities and representation for designated individuals and added new individuals for these responsibilities and representations.
•Conducted training sessions for all employees involved in the EAC process on ethics, reporting and fraud, as well as the importance of EACs to financial reporting.
•Implemented a certification process whereby a select group of employees with key roles in the EAC and financial reporting processes are required to make certain representations about the completeness and accuracy of EACs, as well as a representation that they are not aware of any improprieties in the accounting or control functions.

•Realigned reporting lines whereby program financial analysts report directly to the finance organization, accompanied by the creation and staffing of a new Director of Program Finance role within the finance organization.
•Added several new employees to the finance department of the division.

We believe these measures, together with others that are in process or planned, will remediate the material weaknesses in internal control over financial reporting described above.

The material weaknesses will not be considered formally remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act that occurred during the quarter ended March 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We realize a substantial portion of our revenue from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of substantially reducing our revenue and net income. There can be no assurance that we will not experience declines in demand in this or in other end markets in the future.

Our operating results are subject to significant uncertainties, which can cause our future sales, net income and cash generated from operations to be variable.

Our operating results can vary due to a number of significant uncertainties, including:

•our ability to replace declining sales from end-of-life programs and customer disengagements with new business wins;
•conditions in the global economy as a whole and in the industries we serve, which have been significantly impacted by supply chain disruptions, inflationary pressures and higher interest rates;
•fluctuations in component prices, component shortages and extended component lead times caused by high demand and supply chain constraints and disruptions caused by geopolitical events, such as the war in Ukraine and conflict in the Middle East, natural disasters or otherwise;
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
•our inventory levels, which in the past have been driven higher as a result of supply chain disruptions, with higher levels of inventory reducing our operating cash flow;
•our customers’ inventory levels which, if high, decrease demand for new orders for products;
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

Variability in our operating results may also lead to variability in cash generated by operations, which can adversely affect our ability to make capital expenditures, repurchase stock and engage in strategic transactions.

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

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although customers are generally liable for components we procure on their behalf, finished goods and work-in-process at the time of cancellation, customers may fail to honor this commitment or we may be unable to, or, for other business reasons, choose not to, enforce our contractual rights. Cancellations, reductions or push-outs of orders by customers and reduced customer forecasts, whether due to changes in individual customer circumstances, such as customer inventory levels, or end market changes or recessionary conditions in general, could cause our inventory levels to increase, consume working capital, lead to write-offs of inventory that customers fail to purchase for any reason, which could reduce our sales, net income and liquidity.

Our strategy to pursue higher margin business depends in part on the success of our CPS businesses, which, if not successful, could cause our future gross margins and operating results to be lower.

A key part of our strategy of providing end-to-end manufacturing solutions is to grow our CPS businesses, which supplies printed circuit boards, backplane and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally yield higher margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS businesses also depends on our ability to increase sales of our proprietary products, convince our customers to purchase our components rather than those of third parties for use in the manufacture of their products, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers’ designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce the revenue and margins of our CPS businesses, which in turn would have an adverse and potentially disproportionate effect on our overall revenue and profitability.

Worldwide supply chain shortages caused by the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components and geopolitical events have collectively limited our ability to manufacture and ship all of the products for which we have demand; our profitability will be reduced if we are unable to continue to pass on increasing component costs.

Over the past four years, our supply chain has been significantly impacted by interruptions in supplier and port operations resulting from the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components following the easing of COVID-19 restrictions, and geopolitical events, such as the war in Ukraine and the conflict in the Middle East. As a result, we have experienced and continue to experience delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions have limited and may limit our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted and may continue to result in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a number of limited and sole source suppliers to provide key components that we incorporate into our products. In the case of semiconductors, most third-party manufacturing is concentrated among a small number of suppliers located in the same geographic area. Although conditions have generally improved, we expect some level of delays and shortages to continue to persist in some form in the short to medium term. Any such delays or shortages, including due to natural disaster or geopolitical issues or conflicts, could result in delays in shipments to our customers, which would reduce our revenue, margins and operating cash flow for the periods affected.

In addition, inflationary pressures resulting from supply chain constraints and improved economic conditions have led to sustained increases in the prices we pay for components and materials used in production and in our labor and transportation costs. While we seek to pass on to our customers the increased prices for components and shipping, plus a margin, our gross margins and profitability could decrease, perhaps significantly, over a sustained period of time if we are unable to do so.

The COVID-19 pandemic had, and any future outbreak could have, a significant impact on our results of operations and financial condition by reducing demand from our customers, interrupting the flow of components needed for our customers’ products, limiting the operations and productivity of our manufacturing facilities and creating health risks to our employees.

Our business, operations and results of operations were significantly and negatively impacted by the COVID-19 pandemic. The COVID-19 pandemic 1) caused our customers to reduce their demand from us, 2) interrupted the availability of components we need for our customers’ products, 3) limited the operations and productivity of our manufacturing resources and 4) created health risks to our employees.

Our operations could again be similarly and negatively impacted in the event of any future outbreaks, including outbreaks caused by new variants of COVID-19, and actions that government authorities may take in response to such future outbreaks.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, meal and rest periods, discrimination, harassment, collective bargaining, whistleblowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with plaintiffs or federal, state or foreign regulatory authorities, the amounts of which could be substantial, and which would reduce our net income. For example, in the first quarter of fiscal 2022, we paid approximately $4 million in a judicially approved settlement in connection with a lawsuit against us alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursements of business expenses.

Cyberattacks and other disruptions of our information technology network and systems could interrupt our operations, lead to loss of our customer and employee data and subject us to damages.

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including maintaining redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, our systems, like those of other large companies, are regularly subject to third-party hacking attempts. Despite the implementation of numerous network security measures, both our internal and our cloud-based infrastructure may also be vulnerable to such hacking attempts, the installation of computer viruses, malware or similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing, business email compromise efforts and ransomware attacks. There can be no assurance that a future malware attack or hacking attempt will not be successful in breaching our systems. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our business, customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense and aerospace business is subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance coverage for cyberattacks is limited. There can be no assurance that our cybersecurity measures will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be barred from future participation in U.S. government programs.

Global, national and corporate initiatives addressing climate change could increase our costs.

Concern over climate change may lead to state, federal and international legislative and regulatory initiatives aimed at reducing carbon dioxide and other greenhouse gas emissions through incentives, taxes or mandates and there is increased interest generally in voluntary corporate commitments to reduce the generation of greenhouse gases. Collectively, such initiatives and commitments could lead to an increase in both the price of energy and our operating costs. A sustained increase in energy prices for any reason could increase our raw material, components, operations and transportation costs, which we may not be able to pass on to our customers and which would therefore reduce our profitability, as would any increase in operating costs and investments due to our adoption, whether voluntary or mandatory, of measures to reduce our carbon footprint. We could also suffer reputational damage if our sustainability practices are perceived to be inadequate.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, as disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, we have identified material weaknesses in the control environment at one of our divisions due in part to the division maintaining an inappropriate tone at the top. This division accounted for approximately 3% of our revenue for fiscal 2023.

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has recently adopted rules requiring that issuers provide significantly increased disclosures concerning cybersecurity risk management, strategy, governance and incident reporting and adopt more stringent executive compensation clawback policies and several agencies and governments, including the SEC, the EU and California have enacted legislation or adopted rules that will require large companies to provide significant disclosures concerning their greenhouse gas emissions and financial risks relating to climate change. Increasing regulatory burdens and corporate governance requirements could make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

Liquidity and Credit Risks

Our customers could experience credit problems, which could reduce our future revenue and net income.

Certain of our customers have experienced significant financial difficulties in the past, with a few filing for bankruptcy. Financial difficulties experienced by one or more of our customers, could negatively affect our business by decreasing demand from such customers and through the potential inability of these companies to make full payment on amounts owed to us. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. There can be no assurance that additional customers will not declare bankruptcy or suffer financial distress, in which case our future revenue, net income and cash flow could be reduced.

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

As of March 30, 2024, approximately 70% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

Our Credit Agreement contains covenants that may adversely impact our business; the failure to comply with such covenants or the occurrence of an event of default could cause us to be unable to borrow additional funds and cause our outstanding debt to become immediately payable.

Our Credit Agreement contains a maximum leverage and minimum interest coverage ratio and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other strategic transactions. Such facility also contains customary events of default. Finally, such facility includes covenants requiring, among other things, that we timely file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured, all of our outstanding debt would become immediately due and payable and the incurrence of additional debt under our Credit Agreement would not be allowed, either of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective income tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. International initiatives require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. Such initiatives may also result in the imposition of minimum global tax rates, which could have the effect of increasing the Company’s consolidated tax rate. For example, the OECD has proposed changes to numerous long-standing tax principles which would impose a global minimum corporate tax rate of 15%. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. In connection with one such audit, on November 17, 2023, we received a RAR from the IRS, which asserted an underpayment of tax of approximately $8 million for fiscal 2009. The proposed underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction previously taken by us. We disagree with the IRS’s position as asserted in the RAR and intend to vigorously contest this matter through the applicable IRS administrative and judicial procedures, as appropriate. However, an adverse result in this matter or additional developments in these or future audits would adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in a material increase to our income tax expense and therefore a material decrease in our net income and could have a material adverse impact on our condensed consolidated financial statements. Further, as of September 30, 2023, we have cumulative net operating loss carryforwards (“NOLs”) for federal, state and foreign tax purposes of $155 million, $337 million and $433 million, respectively. Our federal NOLs begin expiring in fiscal 2028 and our state NOLs began expiring in fiscal 2024, with both federal and state NOLs expiring completely at various dates through September 29, 2035. Certain foreign NOLs began expiring in fiscal 2024. When NOLs expire, our federal and state income tax rates will increase, which will reduce our net income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the second quarter of 2024:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
December 31, 2023 through January 27, 2024	24,439	$48.96	24,439	$172,619,042
Month #2
January 28, 2024 through February 24, 2024	—	$—	—	$172,619,042
Month #3
February 25, 2024 through March 30, 2024	3,458	$58.96	3,458	$172,415,171
Total	27,897	$50.20	27,897

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

Item 5. Other Information

During the quarter ended March 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2024

		By:	/s/ JONATHAN FAUST
Jonathan Faust
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	May 1, 2024