Form 10-Q
period 2024-06-29
SANMINA CORP
filed 2024-07-31
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024
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
Yes ☐  No ☒
As of July 24, 2024, there were 54,646,646 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (Unaudited)

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 29, 2024	September 30, 2023
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$657,709	$667,570
Accounts receivable, net of allowances of approximately $8 million as of June 29, 2024 and September 30, 2023, respectively	1,154,834	1,230,771
Contract assets	414,805	445,757
Inventories	1,384,332	1,477,223
Prepaid expenses and other current assets	81,655	58,249
Total current assets	3,693,335	3,879,570
Property, plant and equipment, net	630,254	632,836
Deferred income tax assets	162,782	177,597
Other	177,160	183,965
Total assets	$4,663,531	$4,873,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,433,803	$1,612,833
Accrued liabilities	243,429	267,148
Accrued payroll and related benefits	126,824	127,406
Short-term debt, including current portion of long-term debt	17,500	25,945
Total current liabilities	1,821,556	2,033,332
Long-term liabilities:
Long-term debt	299,665	312,327
Other	200,972	209,684
Total long-term liabilities	500,637	522,011
Commitments and Contingencies (Note 7)
Stockholders’ equity	2,341,338	2,318,625
Total liabilities and stockholders’ equity	$4,663,531	$4,873,968

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,841,430	$2,207,118	$5,550,823	$6,883,029
Cost of sales	1,687,891	2,023,910	5,081,687	6,313,246
Gross profit	153,539	183,208	469,136	569,783

Operating expenses:
Selling, general and administrative	61,720	68,828	195,704	192,948
Research and development	7,659	6,719	20,271	18,712
Restructuring	1,793	296	7,257	1,731
Total operating expenses	71,172	75,843	223,232	213,391

Operating income	82,367	107,365	245,904	356,392

Interest income	2,572	4,213	9,641	9,685
Interest expense	(7,506)	(10,066)	(24,136)	(28,033)
Other expense	(2,795)	(2,508)	(652)	(11,988)
Interest and other, net	(7,729)	(8,361)	(15,147)	(30,336)

Income before income taxes	74,638	99,004	230,757	326,056
Provision for income taxes	19,900	17,267	60,346	63,898
Net income before noncontrolling interest	54,738	81,737	$170,411	$262,158
Less: Net income attributable to noncontrolling interest	3,136	5,243	9,256	14,029
Net income attributable to common shareholders	$51,602	$76,494	$161,155	$248,129

Net income attributable to common shareholders per share:
Basic	$0.93	$1.32	$2.88	$4.28
Diluted	$0.91	$1.28	$2.82	$4.14

Weighted-average shares used in computing per share amounts:
Basic	55,466	57,987	55,862	57,995
Diluted	56,711	59,592	57,216	59,996

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$54,738	$81,737	$170,411	$262,158
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(1,030)	(436)	754	6,807
Derivative financial instruments:
Change in net unrealized amount	972	6,856	1,075	14,263
Amount reclassified into net income before noncontrolling interest	(635)	(1,832)	(3,996)	(11,331)
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	42	(58)	(42)	(966)
Amortization of actuarial losses and transition costs	106	222	318	784
Total other comprehensive income (loss), net of tax	(545)	4,752	(1,891)	9,557
Comprehensive income before noncontrolling interest	$54,193	$86,489	$168,520	$271,715
Less: Net income attributable to noncontrolling interest	3,136	5,243	9,256	14,029
Comprehensive income attributable to common shareholders	$51,057	$81,246	$159,264	$257,686

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,540,860	$6,483,955	$6,513,331	$6,381,348
Issuances under stock plans	666	—	959	295
Stock-based compensation expense	14,682	13,317	41,918	37,460
Sale of noncontrolling interest	—	—	—	78,169
Balance, end of period	6,556,208	6,497,272	6,556,208	6,497,272
Treasury Stock
Balance, beginning of period	(1,618,641)	(1,399,666)	(1,485,252)	(1,378,159)
Repurchases of treasury stock	(55,295)	(52,072)	(188,684)	(73,579)
Balance, end of period	(1,673,936)	(1,451,738)	(1,673,936)	(1,451,738)
Accumulated Other Comprehensive Income
Balance, beginning of period	69,533	61,130	70,879	56,325
Other comprehensive income (loss), net of tax	(545)	4,752	(1,891)	9,557
Balance, end of period	68,988	65,882	68,988	65,882
Accumulated Deficit
Balance, beginning of period	(2,820,455)	(3,068,343)	(2,930,008)	(3,239,978)
Net income attributable to common shareholders	51,602	76,494	161,155	248,129
Balance, end of period	(2,768,853)	(2,991,849)	(2,768,853)	(2,991,849)
Noncontrolling Interest
Balance, beginning of period	155,795	140,918	149,675	—
Sale of noncontrolling interest	—	—	—	132,132
Net income attributable to noncontrolling interest	3,136	5,243	9,256	14,029
Balance, end of period	158,931	146,161	158,931	146,161
Total stockholders’ equity	$2,341,338	$2,265,728	$2,341,338	$2,265,728

Common Stock Shares Outstanding
Number of shares, beginning of period	112,848	111,285	111,550	110,160
Issuances under stock plans	43	43	1,341	1,168
Number of shares, end of period	112,891	111,328	112,891	111,328
Treasury Shares
Number of shares, beginning of period	(57,400)	(53,127)	(54,718)	(52,766)
Repurchases of treasury stock	(848)	(982)	(3,530)	(1,343)
Number of shares, end of period	(58,248)	(54,109)	(58,248)	(54,109)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 29, 2024	July 1, 2023
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$170,411	$262,158
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	90,764	87,716
Stock-based compensation expense	41,918	37,460
Deferred income taxes	14,614	21,232
Other, net	(5)	284
Changes in operating assets and liabilities:
Accounts receivable	77,508	(137,712)
Contract assets	30,952	16,576
Inventories	93,676	199,406
Prepaid expenses and other assets	(9,074)	(27,492)
Accounts payable	(179,710)	(308,579)
Accrued liabilities	(42,713)	7,262
Cash provided by operating activities	288,341	158,311

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(86,599)	(152,155)
Other, net	(1,900)	(2,000)
Cash used in investing activities	(88,499)	(154,155)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Holdback paid in connection with previous business combination	—	(8,558)
Repayments of borrowings	(21,570)	(13,125)
Proceeds from revolving credit facility borrowings	1,932,400	2,426,300
Repayments of revolving credit facility borrowings	(1,932,400)	(2,426,300)
Net proceeds from stock issuances	959	295
Repurchases of common stock	(188,684)	(73,579)
Proceeds from sale of noncontrolling interest	—	215,799
Cash provided by (used in) financing activities	(209,295)	120,832

Effect of exchange rate changes	(408)	1,743
Increase (decrease) in cash and cash equivalents	(9,861)	126,731
Cash and cash equivalents at beginning of period	667,570	529,857
Cash and cash equivalents at end of period	$657,709	$656,588

Cash paid during the period for:
Interest, net of capitalized interest	$21,987	$24,908
Income taxes, net of refunds	$52,728	$45,053
Unpaid purchases of property, plant and equipment at the end of period	$23,935	$25,938

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

The condensed consolidated financial statements include all accounts of the Company, its wholly owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. All intra-company accounts and transactions have been eliminated. Noncontrolling interest represents a noncontrolling investor’s interest in the results of operations of subsidiaries that the Company controls and consolidates.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Results of operations for the third quarter of 2024 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2024 and 2023 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require the Company to disclose information about its reportable segment’s significant expenses and other segment items on an interim and annual basis. The disclosure requirements are effective for the Company in fiscal 2025, and for interim periods within the Company’s fiscal 2026, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company, on an annual basis, to provide disclosure of specific categories in its effective income tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company in fiscal 2026, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its financial statement disclosures.

Note 2. Revenue Recognition

The Company has determined that revenue for the majority of its contracts is required to be recognized on an over-time basis. This is primarily due to the fact that the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress upon a customer’s cancellation of a contract for convenience. In certain circumstances, the Company recognizes over time because its customer simultaneously receives and consumes the benefits provided by the Company’s services or the Company’s customer controls the end product as the Company performs manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. Revenue streams for which revenue is recognized on an over time basis include sales of vertically integrated manufacturing solutions (integrated manufacturing solutions and components); logistics and repair services; design, development and engineering services; and defense and aerospace programs. At least 95% of the Company’s revenue is recognized on an over time basis, which is as products are manufactured or services are performed. Because of this, and the fact that there is no work-in-progress or finished goods inventory associated with contracts for which revenue is recognized on an over-time basis, 99% or more of the Company’s inventory at the end of a given period is in the form of raw materials. For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

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

Changes in the Company’s estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	(In thousands)
Favorable	$5,270	$2,115	$15,980	$5,950
Unfavorable	(3,795)	(10,341)	(10,522)	(19,850)
Net	$1,475	$(8,226)	$5,458	$(13,900)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating income	(In thousands)
Favorable	$7,547	$2,704	$23,248	$7,079
Unfavorable	(6,385)	(21,028)	(16,757)	(41,062)
Net	$1,162	$(18,324)	$6,491	$(33,983)

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

The following table presents revenue disaggregated by segment, market sector and geography.

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Segments:
Integrated Manufacturing Solutions (“IMS”)	$1,468,259	$1,811,530	$4,418,009	$5,657,800
CPS	373,171	395,588	1,132,814	1,225,229
Total	$1,841,430	$2,207,118	$5,550,823	$6,883,029

End Markets:
Industrial, Medical, Defense and Aerospace, and Automotive	$1,181,489	$1,344,068	$3,663,208	$4,045,939
Communications Networks and Cloud Infrastructure	659,941	863,050	1,887,615	2,837,090
Total	$1,841,430	$2,207,118	$5,550,823	$6,883,029

Geography:
Americas (1)	$966,321	$1,131,925	$2,885,983	$3,380,454
APAC (2)	638,991	743,372	1,843,828	2,511,205
EMEA	236,118	331,821	821,012	991,370
Total	$1,841,430	$2,207,118	$5,550,823	$6,883,029
(1)    Mexico represents approximately 60% and 65% of Americas net sales for the three months ended June 29, 2024 and July 1, 2023, respectively, and the U.S. represents approximately 35% of Americas net sales both the three months ended June 29, 2024 and July 1, 2023. Mexico represents approximately 60% and 70% of Americas net sales and the U.S. represents approximately 35% and 30% of Americas net sales for the nine months ended June 29, 2024 and July 1, 2023, respectively.
(2)    Malaysia represents approximately 30% of APAC net sales for both the three and nine months ended June 29, 2024 and approximately 25% of APAC net sales for both the three and nine months ended July 1, 2023.

As an electronics manufacturing services company, the Company primarily provides manufacturing and related services for products built to its customers’ unique specifications. Therefore, it is impracticable for the Company to provide revenue from external customers for each product and service it provides.

Sales to the Company’s ten largest customers typically represent approximately 50% of net sales. Net sales from these customers are derived from multiple segments. The following table presents the percentage of total net sales to each significant customer that represented 10% or more of the Company’s net sales.

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Nokia:
IMS	*	10.7%	*	13.9%
CPS	*	0.6%	*	0.6%
Total	*	11.3%	*	14.5%

Motorola:
IMS	9.8%	*	10.0%	*
CPS	0.2%	*	0.2%	*
Total	10.0%	*	10.2%	*

* Less than 10% of the Company’s net sales.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 5% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of June 29, 2024. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets and liabilities were $45 million and $38 million as of June 29, 2024 and September 30, 2023, respectively. Defined benefit plan assets were $17 million as of September 30, 2023 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Interest rate swaps are valued based on a discounted cash flow analysis that incorporates observable market inputs such as interest rate yield curves and credit spreads. For currency contracts, inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Foreign exchange contracts were not material as of June 29, 2024 or September 30, 2023.

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

The following table presents the location and fair values of derivative financial instruments included in our condensed consolidated balance sheets.

	As of
	June 29, 2024	September 30, 2023
	(In thousands)
Derivatives Designated as Accounting Hedges:
Prepaid expenses and other current assets	$4,787	$6,179
Other assets	$3,885	$6,351
Accrued liabilities	$117	$213
Derivatives Not Designated as Accounting Hedges:
Prepaid expenses and other current assets	$393	$1,164
Accrued liabilities	$6,532	$4,685

Derivative Instruments

Foreign Exchange Rate Risk

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange risk.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company’s primary foreign currency cash flows are in India, Mexico and China.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	June 29, 2024	September 30, 2023

Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$118,569	$125,758
Number of contracts	50	50
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$385,591	$338,283
Number of contracts	42	42

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

For derivative instruments that are designated and qualify as cash flow hedges, the Company excludes the change in the fair value of the contract related to the changes in the difference between the spot price and the forward price from its assessment of hedge effectiveness and recognizes these amounts, which are primarily related to time value, in earnings over the life of the derivative instrument. Gains or losses on the derivative not caused by changes in time value are recorded in Accumulated Other Comprehensive Income (“AOCI”), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain or loss recognized in Other

Comprehensive Income on derivative instruments and the amount of gain or loss reclassified from AOCI into income were not material for any period presented herein.

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, in the condensed consolidated statements of income. The amount of gains or losses associated with these forward contracts was not material for any period presented herein. From an economic perspective, the objective of the Company’s hedging program is for gains and losses on forward contracts to substantially offset currency gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $300 million and $650 million were outstanding as of June 29, 2024 and September 30, 2023, respectively. The aggregate effective interest rate of these swaps as of June 29, 2024 was approximately 4.7%. As of June 29, 2024, the interest rate swaps portfolio had a value of $9 million, of which $5 million was included in prepaid expenses and other current assets and $4 million was included in other assets on the condensed consolidated balance sheets. As of September 30, 2023, the interest rate swaps portfolio had a value of $12 million of which $6 million was included in prepaid expenses and other current assets and $6 million was included in other assets on the consolidated balance sheets.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	June 29, 2024	September 30, 2023
	(In thousands)
Term Loan Due 2027, net of issuance costs	$317,165	$329,827
Less: Current portion of Term Loan Due 2027	17,500	17,500
Long-term debt	$299,665	$312,327

Term Loan maturities by fiscal year are as follows:

As of
June 29, 2024
(In thousands)
2025	17,500
2026	21,875
2027	280,000
$319,375

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

There were no borrowings outstanding under the Credit Agreement as of June 29, 2024 or September 30, 2023. Additionally, as of June 29, 2024, $14 million of letters of credit was outstanding under the Credit Agreement and $786 million was available to borrow.

Foreign Short-term Borrowing Facilities

As of June 29, 2024, certain of the Company’s foreign subsidiaries had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. The Company was in compliance with these covenants as of June 29, 2024.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheets are as follows:

	As of
	June 29, 2024	September 30, 2023
	(In thousands)
Other assets	$82,404	$95,750

Accrued liabilities	$22,418	$22,344
Other long-term liabilities	47,936	60,663
Total lease liabilities	$70,354	$83,007

Weighted average remaining lease term (in years)	11.23	12.97
Weighted average discount rate	4.1%	3.9%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Operating lease expense (1)	$7,189	$8,976	$23,434	$26,541

			Nine Months Ended
			June 29, 2024	July 1, 2023
			(In thousands)
Cash paid for operating lease liabilities			$19,499	$18,023
(1)     Includes immaterial amounts of short-term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of June 29, 2024, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2024	$6,598
2025	24,134
2026	18,587
2027	14,438
2028	4,623
Thereafter	8,828
Total lease payments	77,208
Less: imputed interest	6,854
Total	$70,354

Note 6. Accounts Receivable Sale Program

The Company is a party to a Receivables Purchase Agreement, as amended (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company’s customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs.

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended June 29, 2024 and July 1, 2023, the Company sold approximately $1 billion and $2 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were $7 million and $16 million for the nine months ended June 29, 2024 and July 1, 2023, respectively, and were recorded in other expense in the condensed consolidated statements of income. As of June 29, 2024 and September 30, 2023, $127 million and $162 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as a servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of June 29, 2024 and September 30, 2023, $7 million and $33 million, respectively, had been collected but not yet remitted. These amounts are classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 29, 2024 and September 30, 2023, the Company had estimated liabilities of $37 million and $34 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

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

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On April 3, 2023, the court published a statement of decision finding the Company and other remaining defendants liable for certain past investigation costs incurred by the plaintiff. Subsequent proceedings to assess the Company’s and other defendants’ liability for the plaintiff’s future remediation and other costs, including attorneys’ fees, were expected. However, without admitting any liability, in June 2024, the Company and plaintiff agreed in principle to settle this matter and all pending litigation in exchange for the Company’s payment to the plaintiff of $3 million. The settlement remains subject to customary documentation and a good faith settlement determination by the court, which is expected by November 2024.

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect unpaid accounts receivable and net obsolete inventory obligations now totaling $9 million (exclusive of interest and attorneys’ fees). On the same day the Company filed its suit, Dialight commenced its own action in the same court. As the case now stands, Dialight alleges that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“MSA”) and then allegedly committed multiple willful breaches of contract when performing under the MSA. Dialight is currently seeking compensatory damages of approximately $93 million - an amount the Company considers vastly overstated and subject to a contractual limitation of liability that, subject to certain standard warranty and equipment liability carve-outs, caps any Dialight recovery at a maximum of $2 million - plus punitive damages, interest and attorneys’ fees. The Company continues to vigorously prosecute its claims against Dialight. Further, the Company strongly disagrees with Dialight’s allegations and is vigorously defending against Dialight’s claims. A trial in this matter, originally scheduled for July 2024, will be held in September 2024.

In May 2023, the Company and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ”) pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplement several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina employees beginning in August 2020, pursuant to which SCI produced documents and information and certain of the current and former employees provided oral testimony. The Company and SCI cooperated with the DOJ investigation. On May 13, 2024, the Company learned that United States of America ex rel. Carl R. Eckert v. SCI Technology, Inc. et al. (the “Eckert Qui Tam Suit”) had been filed under seal in June 2020, and is now unsealed. The Eckert Qui Tam Suit, filed by a former SCI employee, alleges on behalf of the United States 16 FCA claims that relate substantially to the same contracts and issues that the DOJ has investigated over the past four years. On May 13, 2024, the Company also learned that the DOJ had filed a notice in the Eckert Qui Tam Suit stating that, while its investigation would continue, it was declining to intervene at the current time. The Company and SCI intend to defend vigorously against the claims made in the Eckert Qui Tam Suit. The Company is unable to predict the ultimate outcome of the Eckert Qui Tam Suit, although a loss is currently not considered to be probable or estimable.

On November 14, 2023, Gerardo Ramirez, an employee at the Company’s Newark, California plant, filed two lawsuits against the Company in the Alameda County Superior Court (together, the “Ramirez Cases”). The first, a putative class action (as amended in February 2024), alleges violations of various California Labor Code and Wage Order requirements, including provisions governing overtime, meal and rest periods, minimum wage requirements, payment of wages during employment, wage statements, payroll records, and reimbursement of business expenses. The class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company within the State of California at any time between March 1, 2021 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. The second action, a complaint under California’s Private Attorneys General Act of 2004 (Labor Code §§ 2698 et seq.) (“PAGA”), alleges substantially similar violations and a violation of the provision governing payment of final wages and seeks penalties individually and on behalf of the State of California and other “aggrieved employees,” along with attorneys’ fees and costs. On May 16, 2024 and June 14, 2024, former employee Carlos Lobatos filed class and PAGA actions in the Santa Clara County Superior Court (the “Lobatos Cases”) alleging violations substantially similar to the violations in the Ramirez Cases, and, in the case of the Lobatos PAGA action, additional violations related to sick leave, suitable rest facilities, seating, failure to retain and provide employment and payroll records, reporting time pay, day of rest rules, payroll deductions, paid time off, and various unlawful employment practices. The Lobatos class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between May 16, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. The Company expects the Lobatos Cases to be related to or consolidated with the Ramirez Cases and intends to defend all such cases vigorously.

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

The Company’s provision for income taxes for the three months ended June 29, 2024 and July 1, 2023 was $20 million (27% of income before taxes) and $17 million (17% of income before taxes), respectively. The Company’s provision for income taxes for the nine months ended June 29, 2024 and July 1, 2023 was $60 million (26% of income before taxes) and $64 million (20% of income before taxes), respectively. The tax rate was lower for the three and nine months ended July 1, 2023 primarily due to higher discrete items, including recognized tax benefits from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

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

Note 9. Stockholders’ Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 29, 2024	September 30, 2023
	(In thousands)
Foreign currency translation adjustments	$69,059	$68,305
Unrealized holding gains on derivative financial instruments	6,506	9,427
Unrecognized net actuarial losses and transition costs for benefit plans	(6,577)	(6,853)
Total	$68,988	$70,879

Stock Repurchase Programs

During the nine months ended June 29, 2024 and July 1, 2023, the Company repurchased 3 million and 1 million shares of its common stock for $162 million and $51 million, respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of June 29, 2024, an aggregate of $118 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.5 million and 0.4 million shares of its common stock during the nine months ended June 29, 2024 and July 1, 2023, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $26 million and $22 million for the nine months ended June 29, 2024 and July 1, 2023, respectively, to applicable tax authorities in connection with these repurchases.

Noncontrolling Interest

During the first quarter of 2023, the Company entered into a joint venture transaction pursuant to which Reliance Strategic Business Ventures Limited acquired 50.1% of the outstanding shares of Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity, for $216 million in cash. The remaining 49.9% of the outstanding shares of SIPL are held by the Company. The Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. Because the Company has a controlling financial interest in SIPL, it consolidates SIPL.

SIPL’s cash and cash equivalents balance of $188 million as of June 29, 2024 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

Note 10. Business Segment, Geographic and Customer Information

The Company’s operations are managed as two businesses: IMS and CPS. The Company’s CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “CPS” and the Company has only one reportable segment - IMS.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Gross sales:
IMS	$1,477,499	$1,821,819	$4,444,209	$5,689,432
CPS	388,220	419,156	1,180,558	1,308,326
Intersegment revenue	(24,289)	(33,857)	(73,944)	(114,729)
Net sales	$1,841,430	$2,207,118	$5,550,823	$6,883,029

Gross profit:
IMS	$112,364	$152,059	$338,114	$429,855
CPS	44,686	37,036	146,951	154,564
Total	157,050	189,095	485,065	584,419
Unallocated corporate items (1)	(3,511)	(5,887)	(15,929)	(14,636)
Total	$153,539	$183,208	$469,136	$569,783

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

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$51,602	$76,494	$161,155	$248,129

Denominator:
Weighted average common shares outstanding	55,466	57,987	55,862	57,995
Effect of dilutive stock options and restricted stock units	1,245	1,605	1,354	2,001
Denominator for diluted earnings per share	56,711	59,592	57,216	59,996

Net income attributable to common shareholders per share:
Basic	$0.93	$1.32	$2.88	$4.28
Diluted	$0.91	$1.28	$2.82	$4.14

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 12. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Cost of sales	$4,327	$4,518	$12,793	$12,785
Selling, general and administrative	10,082	8,588	28,406	24,034
Research and development	273	211	719	641
Total	$14,682	$13,317	$41,918	$37,460

During the second quarter of 2024, the Company’s stockholders approved the reservation of an additional 1.2 million shares of common stock for future issuance under the Company’s 2019 Equity Incentive Plan. As of June 29, 2024, an aggregate of 6 million shares of common stock was authorized for future issuance under the Company’s stock plans, of which 3 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 3 million of such shares were available for future grant.

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

Activity with respect to the Company’s RSUs and PSUs was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of September 30, 2023	2,881	45.07	1.14	150,547
Granted	1,430	51.72
Vested/Forfeited/Cancelled	(1,420)	40.62
Outstanding as of June 29, 2024	2,891	50.54	1.39	195,340
Expected to vest as of June 29, 2024	2,581	50.42	1.35	174,351

As of June 29, 2024, unrecognized compensation expense of $92 million is expected to be recognized over a weighted average period of 1.4 years.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue for the nine months ended June 29, 2024. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

Trends and Uncertainties

Our business continues to be exposed to macroeconomic challenges such as inflation, supply chain constraints, foreign currency fluctuations, high interest rates, market volatility, recession concerns and other factors that have been exacerbated by geopolitical conflicts such as the war in Ukraine and conflict in the Middle East. Although the supply chain constraints have been easing, we are experiencing and expect to see headwinds to our revenue growth in the near term due to customers absorbing their finished goods inventory in some of our end markets. Despite these many challenges, we remain focused on improving our operations, building flexibility and efficiencies in our processes and adjusting our business models to changing circumstances. We intend to continue diversifying into mission critical markets, creating a portfolio with longer product life cycles and higher technology and more complex products. As our end markets evolve and grow, our ability to optimize our product and portfolio mix towards higher value opportunities will continue to be an important driver for our business going forward. Additionally, given that maintaining low costs is a cornerstone to our success and growth, we proactively handle cost impacts through a combination of well-calibrated pricing actions and targeted cost-saving measures to enhance overall stockholder value.

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

Changes in our estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenue	(In thousands)
Favorable	$5,270	$2,115	$15,980	$5,950
Unfavorable	(3,795)	(10,341)	(10,522)	(19,850)
Net	$1,475	$(8,226)	$5,458	$(13,900)

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating income	(In thousands)
Favorable	$7,547	$2,704	$23,248	$7,079
Unfavorable	(6,385)	(21,028)	(16,757)	(41,062)
Net	$1,162	$(18,324)	$6,491	$(33,983)

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)
Net sales	$1,841,430	$2,207,118	$5,550,823	$6,883,029
Gross profit	$153,539	$183,208	$469,136	$569,783
Operating income	$82,367	$107,365	$245,904	$356,392
Net income attributable to common shareholders	$51,602	$76,494	$161,155	$248,129

Net Sales

Sales by end market were as follows:

	Three Months Ended				Nine Months Ended
	June 29, 2024	July 1, 2023	Increase/(Decrease)		June 29, 2024	July 1, 2023	Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Aerospace, and Automotive	$1,181,489	$1,344,068	$(162,579)	(12.1)%	$3,663,208	$4,045,939	$(382,731)	(9.5)%
Communications Networks and Cloud Infrastructure	659,941	863,050	(203,109)	(23.5)%	1,887,615	2,837,090	(949,475)	(33.5)%
Total	$1,841,430	$2,207,118	$(365,688)	(16.6)%	$5,550,823	$6,883,029	$(1,332,206)	(19.4)%

Net sales decreased 16.6% in the three months ended June 29, 2024 compared to the three months ended July 1, 2023 and 19.4% in the nine months ended June 29, 2024 compared to the nine months ended July 1, 2023 primarily due to reduced demand driven by customers continuing to absorb their finished goods inventory in some end markets, particularly telecommunications. The impact of this was partially offset by new program wins.

Gross Margin

Gross margin was 8.3% for both the three months ended June 29, 2024 and July 1, 2023. IMS gross margin decreased to 7.6% for the three months ended June 29, 2024 from 8.3% for the three months ended July 1, 2023. CPS gross margin increased to 11.5% for the three months ended June 29, 2024 from 8.8% for the three months ended July 1, 2023, primarily due to significant losses on certain fixed-price customer contracts recognized in the third quarter of 2023 compared to the third quarter of 2024.

Gross margin was 8.5% and 8.3% for the nine months ended June 29, 2024 and July 1, 2023, respectively. IMS gross margin was 7.6% for both the nine months ended June 29, 2024 and July 1, 2023. CPS gross margin increased to 12.4% for the nine months ended June 29, 2024 from 11.8% for the nine months ended July 1, 2023, primarily due to significant losses recognized on certain fixed-price customer contracts in the third quarter of 2023 compared to 2024, which was partially offset by unfavorable product mix.

We have experienced fluctuations in gross margin in the past and may continue to do so in the future. Fluctuations in our gross margins may also be caused by a number of other factors, including:

•the impact of supply chain constraints on our operations, the operations of our suppliers and on our customers’ businesses;
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

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 29, 2024 and July 1, 2023 were $62 million and $69 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.4% and 3.1% for the three months ended June 29, 2024 and July 1, 2023, respectively. The decrease in absolute dollars was primarily due to lower variable compensation and professional fees, partially offset by higher stock compensation expense from new equity grants.

Selling, general and administrative expenses for the nine months ended June 29, 2024 and July 1, 2023 were $196 million and $193 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.5% and 2.8% for the nine months ended June 29, 2024 and July 1, 2023, respectively. The increase in absolute dollars was primarily due to higher stock compensation expense from new equity grants which was partially offset by lower variable compensation and professional fees.

Other Expense

Other expense for both the three months ended June 29, 2024 and July 1, 2023 was $3 million. Other expense for the nine months ended June 29, 2024 and July 1, 2023 was $1 million and $12 million, respectively. The decrease in other expense for the nine months ended June 29, 2024 was primarily due to a $9 million decrease in discounts on sold receivables and a $2 million increase in the market value of participant investment accounts in our deferred compensation plan compared to the same period in 2023.

Provision for Income Taxes

Our provision for income taxes for the three months ended June 29, 2024 and July 1, 2023 was $20 million (27% of income before taxes) and $17 million (17% of income before taxes), respectively. Our provision for income taxes for the nine months ended June 29, 2024 and July 1, 2023 was $60 million (26% of income before taxes) and $64 million (20% of income before taxes), respectively. The tax rate was lower for the three and nine months ended July 1, 2023 due to the higher discrete items, including recognized tax benefits from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

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

Liquidity and Capital Resources

	Nine Months Ended
	June 29, 2024	July 1, 2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$288,341	$158,311
Investing activities	(88,499)	(154,155)
Financing activities	(209,295)	120,832
Effect of exchange rate changes on cash and cash equivalents	(408)	1,743
Increase (decrease) in cash and cash equivalents	$(9,861)	$126,731

Key Working Capital Management Measures

	As of
	June 29, 2024	September 30, 2023
Days sales outstanding (1)	56	55
Contract asset days (2)	21	20
Inventory turns (3)	4.9	5.1
Days inventory on hand (4)	75	72
Accounts payable days (5)	78	81
Cash cycle days (6)	74	66

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

Cash and cash equivalents were $658 million at June 29, 2024 and $668 million at September 30, 2023. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $1.9 billion and $1.8 billion of June 29, 2024 and September 30, 2023, respectively.

Net cash provided by operating activities was $288 million and $158 million for the nine months ended June 29, 2024 and July 1, 2023, respectively. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended June 29, 2024, we generated $317 million of cash primarily from earnings, excluding non-cash items, and used $29 million of cash due primarily to decreases in accounts payable and accrued liabilities, which were partially offset by decreases in accounts receivable and inventories. The decreases in accounts receivable, inventory, accounts payable and accrued liabilities were primarily attributable to a decrease in business volume.

During the nine months ended July 1, 2023, we generated $409 million of cash primarily from earnings, excluding non-cash items, and used $251 million of cash primarily due to an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventory. The increase in accounts receivable was primarily attributable to an increase in business volume. The decrease in inventory was primarily due to our efforts to reduce inventory to more appropriate levels by working with customers to ensure their demand forecasts are reasonable and incorporate the appropriate lead times to secure materials. The decrease in accounts payable was primarily attributable to lower inventory receipts.

Net cash used in investing activities was $88 million and $154 million for the nine months ended June 29, 2024 and July 1, 2023, respectively, primarily related to cash for capital expenditures.

Net cash provided by (used in) financing activities was $(209) million and $121 million for the nine months ended June 29, 2024 and July 1, 2023, respectively. During the nine months ended June 29, 2024, we used $189 million of cash to repurchase common stock (including $26 million paid to applicable tax authorities in connection with these repurchases) and repayment of $22 million of borrowings. During the nine months ended July 1, 2023, we received $216 million from the sale of shares to Reliance Strategic Business Ventures Limited, used $74 million of cash to repurchase common stock (including $26 million related to employee tax withholding on vested restricted stock units), repaid $13 million of long-term debt and paid a final payment of $9 million in connection with a previous business combination.

Other Liquidity Matters

During the nine months ended June 29, 2024 and July 1, 2023, we repurchased 3 million and 1 million shares of our common stock for $162 million and $51 million, respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As of June 29, 2024, an aggregate of $118 million remained available under these programs.

We are party to a Receivables Purchase Agreement, as amended (the “RPA”), with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Therefore, as of June 29, 2024, a maximum of $490 million of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the nine months ended June 29, 2024 and July 1, 2023, we sold approximately $1 billion and $2 billion, respectively, of accounts receivable under these programs. As of June 29, 2024 and September 30, 2023, $127 million and $162 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of June 29, 2024 and September 30, 2023, $7 million and $33 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate associated with anticipated variable rate borrowings. See Note 3, “Financial Instruments” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of June 29, 2024, we had accrued liabilities of $37 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of June 29, 2024, we had a liability of $51 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $288 million of cash from operations for the nine months ended June 29, 2024. Our primary sources of liquidity as of June 29, 2024 consisted of (1) cash and cash equivalents of $658 million (an aggregate of $188 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, that may not be used for general corporate purposes and must be retained in SIPL to fund its operations); (2) our Credit Agreement, under which $786 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Credit Agreement up to an additional $200 million.

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

As of June 29, 2024, 35% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations, which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Information regarding our contractual obligations was provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There were no material changes in our contractual obligations as of June 29, 2024.

Off-Balance Sheet Arrangements

As of June 29, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 29, 2024 because of the material weaknesses in our internal control over financial reporting discussed below.

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

To date, we have taken the following remedial actions:

•Removed internal control over financial reporting responsibilities and representation from designated individuals and added new individuals for these responsibilities and representations.
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

•Realigned reporting lines whereby program financial analysts report directly to the finance organization.
•Hired a President to lead the division and added several new employees to the finance department of the division.
•Engaged third-party consultants to perform a comprehensive review of the division’s accounting and reporting functions, including performing an evaluation of the division’s policies and procedures.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see Note 7, “Commitments and Contingencies” of the notes to the Condensed Consolidated Financial Statements.

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
•changes in regulatory requirements affecting the products we build for our customers, leading to product redesigns or obsolescence and potentially causing us to lose business; and
•the negative effects of inflation, high interest rates and any potential resultant recession on customers’ end markets and their demand for our products and services.

We realize a substantial portion of our revenue from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of substantially reducing our revenue and net income. In addition, recent customer inventory adjustments reduced demand for our services from this end market, negatively impacting our revenue in the nine months of fiscal 2024. There can be no assurance when this adjustment will be complete or that we will not experience declines in demand in this or in other end markets in the future.

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
•levels of demand in the end markets served by our customers and the amount of inventory held by them;
•timing of orders from customers, the accuracy of their forecasts which drive the amount of components we order and the extent to which customers reschedule or cancel their orders;
•our inventory levels, which in the past have been driven higher as a result of supply chain disruptions, with higher levels of inventory reducing our operating cash flow;
•our customers’ inventory levels, which, if high, decrease demand for new orders for products;
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

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although customers are generally liable for components we procure on their behalf, finished goods and work-in-progress at the time of cancellation, customers may fail to honor this commitment or we may be unable to, or, for other business reasons, choose not to, enforce our contractual rights. Cancellations, reductions or push-outs of orders by customers and reduced customer forecasts, whether due to changes in individual customer circumstances, such as customer inventory levels, or end market changes or recessionary conditions in general, could cause our inventory levels to increase, consume working capital, lead to write-offs of inventory that customers fail to purchase for any reason, which could reduce our sales, net income and liquidity.

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

In addition, inflationary pressures resulting from supply chain constraints and strong economic conditions generally have led to sustained increases in the prices we pay for components and materials used in production and in our labor and transportation costs. While we seek to pass on to our customers the increased prices for components and shipping, plus a margin, our gross margins and profitability could decrease, perhaps significantly, over a sustained period of time if we are unable to do so.

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

Although we maintain significant manufacturing capacity in the U.S., the majority of our manufacturing operations are located outside the U.S. The U.S., China, the E.U. and several other countries have imposed tariffs on certain imported products. In particular, the U.S. has imposed tariffs impacting certain components and products imported from China by us into the U.S, which tariffs have and may continue to increase. These tariffs apply to both components imported into the U.S. from China for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in China and that are then imported into the U.S. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs would materially reduce our revenue and net income. In addition, our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incurred to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we are for any reason unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which would adversely impact our operating cash flow in a given period.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations, the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department. The U.S. Commerce Department recently released rules that in some cases significantly restrict the export of U.S. technology to or from China. These laws could negatively impact our operations in China by making it more difficult to import components containing U.S. technology into China and to export finished products containing such components out of China. Any failure to comply with export control laws could result in significant fines or penalties. We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. For example, we responded to several Civil Investigative Demands from the U.S. Department of Justice relating to certain contracts, projects, proposals, and business activities of our SCI subsidiary and a qui tam lawsuit filed by a former SCI employee was recently unsealed relating to these matters. Should we be found to have violated one or more government contracting laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, meal and rest periods, discrimination, harassment, collective bargaining, whistleblowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with plaintiffs or federal, state or foreign regulatory authorities, the amounts of which could be substantial, and which would reduce our net income. For example, in the first quarter of fiscal 2022, we paid approximately $4 million in a judicially approved settlement in connection with a lawsuit against us alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursements of business expenses, and in the first and third quarters of fiscal 2024, two putative class actions were filed alleging similar violations.

Cyberattacks and other disruptions of our information technology network and systems could interrupt our operations, lead to loss of our customer and employee data and subject us to damages.

We rely on internal and cloud-based networks and systems furnished by third parties for worldwide financial reporting, inventory management, procurement, invoicing, employee payroll and benefits administration and email communications, among other functions. In addition, our 42Q manufacturing execution solutions software used by us and certain of our customers operates in the cloud. Despite our business continuity planning, including maintaining redundant data sites and network availability, both our internal and cloud-based infrastructure may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks, performance failures by our IT vendors and similar events. For example, in July 2024, a misconfigured system update initiated by one of our network security vendors caused our worldwide manufacturing operations to be temporarily disrupted. In addition, our systems, like those of other large companies, are regularly subject to third-party hacking attempts. Despite the implementation of numerous network security measures, both our internal and our cloud-based infrastructure may also be vulnerable to such hacking attempts, the installation of computer viruses, malware or similar disruptions either by third parties or employees with access to key IT infrastructure. Cybersecurity attacks can come in many forms, including distributed denial of service attacks, advanced persistent threat, phishing, business email compromise efforts and ransomware attacks. There can be no assurance that a future malware attack or hacking attempt will not be successful in breaching our systems. Hacking, malware and other cybersecurity attacks, if not prevented, could lead to the collection and disclosure of sensitive personal or confidential information relating to our business, customers, employees or others, exposing us to legal liability and causing us to suffer reputational damage. In addition, our SCI defense and aerospace business is subject to U.S. government regulations requiring the safeguarding of certain unclassified government information and to report to the U.S. government certain cyber incidents that affect such information. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. Our insurance coverage for cyberattacks is limited. There can be no assurance that our cybersecurity measures will be sufficient to protect the data we manage. If we and our cloud infrastructure vendors are not successful in preventing such outages and cyberattacks, our operations could be disrupted, we could incur losses, including losses relating to claims by our customers, employees or privacy regulators relating to loss of personal or confidential business information, the willingness of customers to do business with us may be damaged and, in the case of our defense business, we could be barred from future participation in U.S. government programs.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past, a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. For example, in April 2023, a court issued a ruling finding us and other defendants liable for certain investigation and remediation costs relating to a site owned by a predecessor company in Southern California at which a disposal was alleged to have occurred, which claim has since been settled subject to court approval. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, as disclosed in Item 9A of our Annual Report on Form 10-K for the

fiscal year ended September 30, 2023, and Item 4 of this report, we have identified material weaknesses in the control environment at one of our divisions due in part to the division maintaining an inappropriate tone at the top. This division accounted for approximately 3% of our revenue for fiscal 2023.

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

As of June 29, 2024, approximately 65% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

General Risk Factors

We are subject to intense competition in the electronics manufacturing services (“EMS”) industry, which could cause us to lose sales and, therefore, harm our financial performance.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, our insurance program does not generally cover losses due to failure to comply with typical customer warranties for workmanship, product and medical device liability, intellectual property infringement, product recall claims, or environmental contamination. In particular, our insurance coverage with respect to damages to or closure of our facilities, or damages to our customers’ products caused by cyberattacks, outages and certain natural disasters, such as earthquakes, epidemics and pandemics (such as the COVID-19 pandemic), is limited and is subject to policy deductibles, coverage limits, and exclusions, and as a result, may not be sufficient to cover all of our losses. For example, our policies have very limited coverage for damages due to earthquakes or losses caused by business disruptions. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. Our policies generally have deductibles and/or limits or may be limited to certain lines or business or customer engagements that reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income will be reduced. Additionally, if one or more counterparties to our insurance coverage were to fail, we would bear the entire amount of an otherwise insured loss.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. For example, in the first quarter of fiscal 2023, we entered into a joint venture with a wholly owned subsidiary of RSBVL intended to create a world-class electronic manufacturing hub in India. The success of this joint venture is subject to a number of risks and uncertainties, including the timing of the joint venture obtaining “Trusted Source” designation under the India government’s “Make in India” initiative, adverse changes in the key markets the joint venture will target and the risks described above under the caption “We are subject to risks arising from our international operations.” Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention from their normal operational duties, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable. We may also choose to divest plants, businesses or products lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the third quarter of 2024:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
March 31, 2024 through April 27, 2024	196,542	$58.31	196,542	$160,954,528
Month #2
April 28, 2024 through May 25, 2024	338,552	$65.87	338,552	$138,655,741
Month #3
May 26, 2024 through June 29, 2024	310,000	$67.20	310,000	$117,824,163
Total	845,094	$64.60	845,094

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

Item 5. Other Information

During the quarter ended June 29, 2024, the following director adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 as follows:

On May 3, 2024, David V. Hedley III, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement (the “Plan”) with respect to the sale of 1,208 shares of common stock to cover income tax liabilities associated with the vesting of director RSUs during the term of the Plan. The Plan terminates on March 21, 2025 or at such time all shares under the Plan are sold and is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c)
under the Exchange Act.

No other directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

10.45±
Amendment No. 1, dated May 17, 2024, to the Receivables Purchase Agreement dated August 31, 2023, by and among Sanmina Corporation, as Seller, Servicer and Guarantor, the other Sellers and Servicers described therein, the buyers described therein and Truist Bank as Administrative Agent (filed herewith).

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2024

		By:	/s/ JONATHAN FAUST
Jonathan Faust
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 31, 2024