Form 10-K
period 2024-09-28
SANMINA CORP
filed 2024-11-27
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2.0 billion as of March 30, 2024 based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 28, 2024.
As of November 14, 2024, the number of shares outstanding of the registrant's common stock was 53,927,576.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina” or the “Company”) is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers (“OEMs”) in the following industries: industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure. Our customer-focused organization with 37,000 employees, including 5,000 temporary employees, supports our customers from 21 countries on four continents. We locate our facilities near our customers and their end markets in major centers for the electronics industry or in lower-cost locations. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers. All references in this report to years refer to our fiscal years unless otherwise noted.

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

We manage our operations as two businesses:

1)     Integrated Manufacturing Solutions (“IMS”). Our IMS business consists of printed circuit board assembly and test, high-level assembly and test and direct-order-fulfillment. This segment generated approximately 80% of our total revenue in 2024.

2)    Components, Products and Services (“CPS”). Components include advanced printed circuit boards (“PCBs”), backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include optical, radio frequency (“RF”) and microelectronic design and manufacturing services from our Advanced Microsystems Technologies division; multi-chip package memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions division; defense and aerospace products, design, manufacturing, repair and refurbishment services from our SCI Technology, Inc. (“SCI”) subsidiary; and cloud-based smart manufacturing execution software from our 42Q division. Services include design, engineering, and logistics and repair. CPS generated approximately 20% of our total revenue in 2024.

We target markets that we believe offer significant growth opportunities and in which OEMs sell complex mission critical products that are subject to strict regulatory requirements and/or rapid technological change. We believe these markets offer an opportunity to deliver higher margins as they require higher value-added manufacturing services and provide better opportunities for us to sell customers our advanced vertically integrated components. In addition, diversification across market segments and customers helps mitigate our dependency on any market or customer. We report our end markets as follows:

1)    Industrial, Medical, Defense and Aerospace, and Automotive:

a.    Industrial. Power generation, distribution, storage and controls for grid, data center, commercial and home applications. Industry 4.0 enabling, warehouse and factory asset management equipment, test and measurement systems and connected factory manufacturing software. Next generation semiconductor emulation and fabrication equipment supporting current and next generation artificial intelligence (“AI”) solutions.
b.    Medical. Disposable, wearable and consumable products supporting glucose sensing, insulin and drug delivery, cancer treatment, diagnostic cartridges and general health monitoring. Lab diagnostic, life sciences, lab processing equipment, high volume automated labs, point of care and personal use devices. Next generation imagining, monitoring and therapeutic delivery systems.
c.    Defense and Aerospace. Federal, regional, municipal and commercial surveillance systems, secure network communication systems and personal protection devices. Federal and commercial manned and unmanned aerospace products.
d.    Automotive and Transportation. Power conversion and battery management for battery electric vehicles and hybrid electric vehicles. Heavy equipment, agricultural, commercial and passenger vehicles. Autonomous, driver assistance and remote control vehicle applications.

2)    Communications Networks and Cloud Infrastructure: Next generation fixed wireless networks. Optical (400G, 800G, 1.6T) shelves, modules and transceivers. Switches, servers, storage, racks and cooling for traditional data centers, edge compute and AI centric data center applications.

Industry Overview

Our industry has historically been comprised of companies that provide a range of design and manufacturing services to companies that utilize electronic components in their products. In recent years, the industry has expanded to respond to customer demand for products and services beyond electronic components, including product design and engineering, manufacturing, high-level assembly and test, direct order fulfillment and logistics services, after-market product services and support, and global supply chain management.

We monitor the current economic environment and its potential impact on both the customers we serve and our end markets, and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Over the long term, we believe our customers and potential customers rely on our industry’s services to:

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

Our engineering engagement models include JDM, Contract Design Manufacturing (“CDM”) and consulting engineering for DFx and Value Engineering (cost reduction re-design). In these engagement models, our customers bring market knowledge and product requirements and we provide complete design engineering and new product introductions services. For JDM products, the intellectual property is typically jointly owned by us and the customer, and we perform manufacturing and logistics services. For CDM projects, customers pay for all services and own the intellectual property.

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

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and best cost solutions are critical objectives. Our global network of manufacturing facilities provides our customers a combination of sites to maximize both the benefits of regional and best cost manufacturing solutions and repair services. In addition to our manufacturing, distribution and repair locations, we support our customers’ logistics and repair requirements through a network of certified partners around the world.

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

High-Level Assembly and Test. We provide high-level assembly and test in which assemblies and modules are combined to form complete, finished products. Examples include complex electro-mechanical assemblies, fluid and blood analysis systems, food dispensing equipment, diagnostic medical devices, high-voltage power management systems, rotating x-ray equipment for airport security, particle analyzers for homeland security and motorized magnetic resonance imaging units. Our facilities also support full system level assembly and test and logistic support for a variety of complex electronic systems, including radio base stations and transmission equipment for wireless networks, optical central offices and wireline switching and routing hardware, server and storage systems for data centers, carriers central offices and video streaming service providers, high-volume disposable sensors and drug delivery devices, lab diagnostics, surgical controllers, ultrasound systems, patient monitoring systems, automotive sensor assemblies, and electric vehicle power control systems and modules. These products require highly specialized manufacturing capabilities and processes, as well as integrated IT systems and, in most cases, rigorous regulatory compliance and certifications.

Direct-Order-Fulfillment. We provide direct-order-fulfillment for our OEM customers. Direct-order-fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel, or directly to the end customer. We manage our direct-order-fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct-order-fulfillment services include build-to-order (“BTO”) and configure-to-order (“CTO”) capabilities: in BTO, we build a system with the particular configuration ordered by the OEM customer; in CTO, we configure systems to an end customer's order, for example by installing software desired by the end customer. The end customer typically places this order by choosing from a variety of possible system configurations and options. Using advanced manufacturing processes and a real-time warehouse management and data control system on the manufacturing floor, we can usually meet a 48-to-72 hour turn-around-time for BTO and CTO requests. We support our direct-order-fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns.

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

Our ability to support NPI and quick-turn fabrication followed by manufacturing in both North America and Asia allows our customers to accelerate their time-to-market as well as their time-to-volume. Standardized processes and procedures make transitioning of products easier for our customers. Our field applications engineering personnel support designers with material selection and design for manufacturability advice.

Backplanes and Backplane Assemblies. Backplanes are typically very large printed circuit boards that serve as the backbones of sophisticated electronics products, such as internet routers and switches. Backplane fabrication is significantly more complex than printed circuit board fabrication due to the large size and thickness of the backplanes. We assemble backplanes by press-fitting high-density connectors into plated through-holes in the fabricated backplane. In addition, many of the newer, advanced technology backplanes require surface-mounted attachment of components, including active high-pin count packages that come in a variety of sophisticated package types. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We often perform in-circuit and functional tests on backplane assemblies. We currently have capabilities to manufacture backplanes at greater than 60 layers in sizes up to 26x40 inches and up to a nominal thickness of 0.425 inches and in a wide variety of high-performance laminate materials. These are among the largest and most complex commercially manufactured backplanes and the test equipment we have ensures the quality and performance of these backplane systems is “world class”. We are capable of testing the signal integrity of these backplanes, and often also utilize state of the art x-ray equipment to verify defect-free installation of the new high density/high speed connectors.

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

Precision Machined Parts. We offer a suite of world-class precision machining services in multiple locations. We use advanced numerically controlled machines enabling the machining to very tight tolerances and we often perform further assembly services with these components in clean-room environments. Our capabilities include complex medium and large format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys. We also have helium and hydrostatic leak-test capabilities. By leveraging our established supply chain, we oversee lapping, anodizing, electrical discharge machining, heat-treating, cleaning, laser inspection, painting and packaging. We have specialized facilities supporting machining and complex integration with access to a range of state-of-the-art, computer-controlled machining equipment that can satisfy rigorous demands for production and quality and meet very tight tolerance specifications. With some of the largest horizontal milling machines in the U.S., we are a supplier of vacuum chamber systems for the semiconductor, flat-panel display, LED equipment, industrial, medical and AS9100-certified aerospace markets.

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

Advanced Microsystems Technologies. Our Advanced Microsystems Technologies division focuses on optical, RF and microelectronics design and manufacturing services. Our mission is to deliver leading-edge technology solutions that enable our customer products while optimizing the value and performance of our customers’ applications.

We currently supply a wide range of optical products from 100G to 1.6T supporting optical communication, AI, high performance computing, quantum computing and data center marketplaces. For the medical end market, we develop components and subassemblies that support Sanmina’s medical manufacturing operations for products such as blood analyzers, food contamination analyzers, and specialized optical spectrometers and fluorometers utilizing the latest optical technologies. In the automotive and industrial end markets, we are working with customers on next generation photonics based LIDAR product offerings.

Viking Technology. Our Viking Technology division provides advanced high-technology hardware products, such as Solid-State Drives (SSDs), DRAM memory modules, Non-Volatile DIMMs and the latest Compute Express Link (“CXL”) attached memory which increases efficiency by allowing composability, scalability, and flexibility for heterogeneous and distributed computer architectures. Furthermore, Viking Technology specializes in delivering state-of-the-art ruggedized Microelectronics Multi-Chip Package (MCP) memory solutions. The compact and rugged design of these MCPs makes them ideal for Size, Weight, and Power (SWaP) optimized applications. Viking Technology product offerings cater to the networking, industrial, transportation, medical, AI, data centers, and defense and aerospace markets.

Viking Enterprise Solutions. Our Viking Enterprise Solutions division (“VES”) is a market leader in high-performance storage platforms for both enterprise and hyperscaler data centers globally. Our differentiated nonvolatile memory express (“NVMe”) flash and disk-based storage solutions enable VES to meet the growing demands for data processing and storage efficiency.

VES provides solutions ideal for a wide range of applications including rack scale data storage and AI and machine learning workloads. With advances in interconnect speeds and architectural shifts towards disaggregating storage from compute for scalability and efficiency in large data centers, VES is well positioned to take advantage of these trends.

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

Global Services. Sanmina Global Services complements our end-to-end manufacturing strategy by integrating a full range of post-manufacturing and after-market services, engineering, supply chain, manufacturing, logistics, repair and environmentally friendly disposition into a seamless solution for customers, for both Sanmina-manufactured, and non-Sanmina-manufactured products around the world. We provide a wide range of services, including new product introduction, high-level assembly, distribution services and warranty management, life-extension services and end-of-life management as well as programs that focus on reuse, repair, refurbishment, recycle, recover and redesign. Our reverse logistics services include detailed failure analysis and feedback to enhance product design and product quality. Our IT systems provide full traceability of the product’s lifecycle, from manufacturing and distribution to product returns, the repair process, component swaps and product test results.

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

Sales to our ten largest customers represented 47% of our net sales in 2024. Motorola represented 10% or more of our net sales in 2024 and 2022. Nokia represented 10% or more of our net sales in 2023 and 2022.

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

Additionally, the electronics assembly process can generate lead dust. Upon vacating a facility, we are responsible for remediating lead dust from the interior of the manufacturing facility. Although there are no applicable standards for lead dust remediation in manufacturing facilities, we endeavor to remove the residues. To date, lead dust remediation costs have not been material to our results of operations. We also monitor for airborne concentrations of lead in our buildings and are unaware of any significant lead concentrations that exceed the applicable Occupational Safety & Health Administration (“OSHA”) or other local standards.

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

Human Capital Resources

General Information About Our Human Capital Resources

As of September 28, 2024, we had approximately 37,000 employees, including 5,000 temporary employees in 21 countries.

Region	Approximate Breakdown of Employees
Americas	58%
APAC	32%
EMEA	10%
Total	100%

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

Health and Safety

The health and safety of our employees is of utmost importance to us. In the U.S., we are subject to the requirements of the United States Department of Labor’s OSHA and we are guided by the Environmental Health and Safety principles as described in the RBA’s Code of Conduct worldwide. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g., eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties.

Career Growth and Development

We invest resources in professional development and growth as a means of improving employee performance and retaining our employees. We leverage both formal and informal programs, including in-person, virtual, social and self-directed learning, mentoring, coaching, and outside seminars and educational programs, when applicable, to identify, foster, and retain top talent. Employees have access to courses through multiple learning and development platforms.

Our performance review process is intended to promote transparent communication of team member performance, which we believe is a key factor in our success. Performance reviews enable ongoing assessments, reviews, and mentoring to identify career development and learning opportunities for our employees.

Turnover

We continually monitor employee turnover rates, both regionally and as a whole, as our success depends upon retaining our highly trained manufacturing and operating personnel. We believe the combination of competitive compensation, career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately eight years and approximately 34% of our employees have been employed by us for more than ten years.

Hiring Practices

We recruit the best people for the job without regard to gender, ethnicity or other protected characteristics and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in hiring.

Diversity, Equity and Inclusion

We are focused on creating a culture of belonging where employees can be their authentic selves and cultivate a workplace where everyone has an opportunity to succeed. Recognizing and respecting our global presence, we strive to maintain a diverse, equitable and inclusive workforce everywhere we operate. Approximately 49% of our employees worldwide are female and, in the U.S., non-Caucasian employees account for approximately 60% of the employee base. Our diversity, equity and inclusion principles are reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the name, position and age of our current executive officers and their ages as of September 28, 2024.

Name	Age	Position
Jure Sola	73	Chairman and Chief Executive Officer
Jonathan Faust	47	Executive Vice President, Chief Financial Officer
Alan Reid	61	Executive Vice President, Global Human Resources
Charles C. Mason	59	Executive Vice President, Worldwide Sales

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

Jonathan Faust has served as our Executive Vice President and Chief Financial Officer since December 2023. Mr. Faust previously served as Global Controller and Head of Corporate Finance & Services of Hewlett Packard Enterprise (“HP”), which he joined in August 2021. From February 2020 until July 2021, Mr. Faust was Chief Financial Officer of Aruba, a HP company. Mr. Faust spent more than 19 years at HP working in various finance roles, most recently as Senior Vice President and Chief Financial Officer – Hybrid IT from August 2018 until January 2020.

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

Available Information

Our principal executive offices are located at 2700 North First Street, San Jose, CA 95134, and our telephone number is (408) 964-3500. We were originally incorporated in California in 1980 and reincorporated in Delaware in May 1989. Our Internet address is http://www.sanmina.com. We make available through our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). All reports we file with the SEC are also available free of charge via EDGAR through the SEC's website at http://www.sec.gov.

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

We realize a substantial portion of our revenue from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of substantially reducing our revenue and net income. In addition, recent customer finished goods inventory adjustments reduced demand for our services from this end market, negatively impacting our revenue during fiscal 2024. There can be no assurance when this adjustment will be complete or that we will not experience declines in demand in this or in other end markets in the future.

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
•the extent to which our customers may choose to in-source the manufacturing of their products;
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

•quality or other claims made by our customers;
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
•political and economic developments in countries in which we or our customers or our suppliers have operations, which could restrict our operations or those of our suppliers and/or customers or increase our costs; and
•accuracy of management’s estimates of materials, labor and subcontractor costs relating to long-term contracts, particularly for new products, as any impact due to changes in estimates must be recognized in the period of change.

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

We generally do not obtain firm, long-term purchase commitments from our customers and our bookings may generally be canceled prior to the scheduled shipment date. Although customers are generally liable for components we procure on their behalf, finished goods and work in progress at the time of cancellation, customers may fail to honor this commitment or we may be unable to, or, for other business reasons, choose not to, enforce our contractual rights. Cancellations, reductions or push-outs of orders by customers and reduced customer forecasts, whether due to changes in individual customer circumstances, such as customer inventory levels, or end market changes or recessionary conditions in general, could cause our inventory levels to increase, consume working capital, lead to write-offs of inventory that customers fail to purchase for any reason, which could reduce our sales, net income and liquidity.

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

Over the past four years, our supply chain has been significantly impacted by interruptions in supplier and port operations resulting from the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components following the easing of COVID-19 restrictions and geopolitical events, such as the war in Ukraine and the conflict in the Middle East. As a result, we have experienced and continue to experience delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions have limited and may continue to limit our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted and may continue to result in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a limited number of sole source suppliers to provide key components that we incorporate into our products. In the case of semiconductors, most third-party manufacturing is concentrated among a small number of suppliers located in the same geographic area. Although conditions have generally improved, we expect some level of delays and shortages to continue to persist in some form in the short to medium term. Any such delays or shortages, including due to natural disasters or geopolitical issues or conflicts, could result in delays in shipments to our customers, which would reduce our revenue, margins and operating cash flow for the periods affected.

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

Although we maintain significant manufacturing capacity in the U.S., the majority of our manufacturing operations are located outside the U.S. The U.S., China, the E.U. and several other countries have imposed tariffs on certain imported products. In particular, the U.S. has imposed tariffs impacting certain components and products imported from China by us into the U.S. These tariffs apply to both components imported into the U.S. from China for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in China and that are then imported into the U.S. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs would materially reduce our revenue and net income. Depending on the outcome of the U.S. presidential election, a broad increase in tariffs on all imported components is possible. Our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incur to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we are for any reason unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which would adversely impact our operating cash flow in a given period.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations, the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department. The U.S. Commerce Department has released rules that in some cases significantly restrict the export of U.S. technology to or from China. These laws could negatively impact our operations in China by making it more difficult to import components containing U.S. technology into China and to export finished products containing such components out of China. Any failure to comply with export control laws could result in significant fines or penalties. We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. For example, we responded to several Civil Investigative Demands from the U.S. Department of Justice relating to certain contracts, projects, proposals, and business activities of our SCI subsidiary and a qui tam lawsuit filed by a former SCI employee was recently unsealed relating to these matters. Should we be found to have violated one or more government contracting laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, meal and rest periods, discrimination, harassment, collective bargaining, whistleblowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with plaintiffs or federal, state or foreign regulatory authorities, the amounts of which could be substantial, and which would reduce our net income. For example, in the first quarter of fiscal 2022, we paid approximately $4 million in a judicially approved settlement in connection with a lawsuit against us alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursements of business expenses, and in fiscal 2024, four putative class actions were filed in California alleging similar violations.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, as disclosed in Item 9A of this annual report on Form 10-K, we have identified several material weaknesses relating to the control environment at one of our divisions and a material weakness in our internal controls over accounting for certain payments received for inventory.

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has recently adopted rules requiring that issuers provide significantly increased disclosures concerning cybersecurity risk management, strategy, governance and incident reporting and adopt more stringent executive compensation clawback policies and several agencies and governments, including the SEC, the EU and California have enacted legislation or adopted rules that will require large companies to provide significant disclosures concerning their greenhouse gas emissions and financial risks relating to climate change. Increasing regulatory burdens and corporate governance requirements impose both internal and external costs on us, require significant management attention and oversight and could make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

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

We may be unable to generate sufficient liquidity to maintain or expand our operations, which would reduce the amount of business our customers and vendors are able to do with us and impact our ability to continue operations at current levels without seeking additional funding; high interest rates reduce our net income and operating cash flow; we could experience losses if one or more financial institutions holding our cash or other financial counterparties were to fail; repatriation of foreign cash could increase our taxes.

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory levels, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, the amount available to borrow under the Fifth Amended and Restated Credit Agreement, dated as of September 27, 2022, as amended (the “Credit Agreement”), and the amount of accounts receivable eligible and accepted for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. The sale of receivables under our factoring programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired. In addition, because the interest rate we pay for borrowings under the Credit Agreement and the interest rate used to calculate the purchase price for receivables under our factoring programs are variable, the currently high interest rates resulting from actions taken by the Federal Reserve to reduce inflation both increases the amount of interest expense we pay, which reduces net income, and also reduces the amount of proceeds we receive from purchasers under our receivables factoring program, which reduces operating cash flow.

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

A principal source of our liquidity is our cash and cash equivalents, which are held with various financial institutions. Although we distribute such funds among a number of financial institutions that we believe to be of high quality, there can be no assurance that one or more of such institutions will not become insolvent in the future. For example, in the spring of 2023, three mid-sized regional banks failed and were placed under the temporary control of federal regulators. Although none of our cash and cash equivalents were deposited with any of such banks, should the financial institutions in which our cash and cash equivalents are deposited fail in the future and not be backstopped by the federal government or otherwise guaranteed, all or a portion of our uninsured funds on deposit with such institutions could be lost. Similarly, should the financial institutions holding the cash and cash equivalents of our customers fail and not be backstopped or otherwise guaranteed, our customers may become unable to satisfy their obligations to us. Finally, if one or more counterparties to our interest rate or foreign currency hedging instruments were to fail, we could suffer losses and our hedging of risk could become less effective.

As of September 28, 2024, approximately 65% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

Our Credit Agreement contains covenants that may adversely impact our business; the failure to comply with such covenants or the occurrence of an event of default could cause us to be unable to borrow additional funds and cause our outstanding debt to become immediately payable.

Our Credit Agreement contains a maximum leverage and minimum interest coverage ratio and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other strategic transactions. Such facility also contains customary events of default. Finally, such facility includes covenants requiring, among other things, that we timely file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured or waived by our lenders, all of our outstanding debt would become immediately due and payable and the incurrence of additional debt under our Credit Agreement would not be allowed, either of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective income tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. International initiatives require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. In connection with one such audit, on November 17, 2023, we received a Revenue Agent’s Report (“RAR”) from the Internal Revenue Service (the “IRS”), which asserted an underpayment of tax of approximately $8 million for fiscal 2009. The proposed underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction previously taken by us. We disagree with the IRS’s position as asserted in the RAR and are vigorously contesting this matter through the applicable IRS administrative and judicial procedures, as appropriate. However, an adverse result in this matter or additional developments in these or future audits would adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in a material increase to our income tax expense and therefore a material decrease in our net income and could have a material adverse impact on our condensed consolidated financial statements. Further, as of September 28, 2024, we have cumulative net operating loss carryforwards (“NOLs”) for state and foreign tax purposes of $255 million and $446 million, respectively, and none for federal. The state NOLs begin expiring in fiscal 2025, and expire at various dates through September 26, 2043. Certain foreign NOLs begin expiring in fiscal 2025. When our NOLs expire, our state income tax rates will increase, which will reduce our net income.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. For example, in the first quarter of fiscal 2023, we entered into a joint venture with a wholly owned subsidiary of Reliance Strategic Business Ventures Limited (“RSBVL”) that is intended to create a world-class electronic manufacturing hub in India. The success of this joint venture is subject to a number of risks and uncertainties, including the joint venture obtaining “Trusted Source” designation under the India government’s “Make in India” initiative, adverse changes in the key markets the joint venture targets and the risks described above under the caption “We are subject to risks arising from our international operations”. Strategic transactions involve a number of risks, uncertainties and costs, including integrating acquired operations and workforce, businesses and products, resolving quality issues involving acquired products, incurring severance and other restructuring costs, diverting management attention from their normal operational duties, maintaining customer, supplier or other favorable business relationships of acquired operations, terminating unfavorable commercial arrangements, losing key employees, integrating the systems of acquired operations into our management information systems and satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities. Any of these risks could cause our strategic transactions not to be ultimately profitable. We may also choose to divest plants, businesses or products lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Risk Management and Strategy

We have implemented a cybersecurity risk management program based on multiple cybersecurity frameworks, primarily the National Institute of Standards and Technology Cybersecurity Framework (800-171), as well as information security standards issued by international bodies. We use this program, which is integrated into our overall enterprise risk management framework, to help us identify, assess, and manage cybersecurity risks relevant to our business.

We employ various measures to help manage our cybersecurity risks, including end-to-end email encryption, two-factor authentication for access to Company applications, strong password requirements and firewall and email protection against malware and phishing campaigns. We augment these protective technologies with security monitoring and detection capabilities to limit the impact of cybersecurity incidents. Our program includes processes designed to identify material risks related to the use of third party service providers, such as cloud service providers.

We provide cybersecurity and information security compliance training to relevant employees at least once per year, tracking completion and requiring testing, and conduct simulated phishing campaign tests. We also provide additional specialized training for our security team and for employees with access to certain sensitive information.

Our SCI Technology subsidiary has been certified under the U.S. Cybersecurity Maturity Model Certification (CMMC) program. We also engage third-party experts to improve our cybersecurity posture, including through penetration testing.

We have adopted a cybersecurity and privacy incident reporting framework to assess and manage cybersecurity incidents, which includes escalation procedures based on the nature and severity of the incident, assessment of public disclosure considerations and reporting to the Audit Committee and the Board.

As of the date of this report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition. However, despite our security measures, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information on our cybersecurity related risks, see “Item 1A. Risk Factors - Cyberattacks and other disruptions of our information technology network and systems could interrupt our operations, lead to loss of our customer and employee data and subject us to damages.”

Governance

Our Board has primary responsibility for overseeing risks associated with our information technology, including cybersecurity. Our Board receives regular reports from our Chief Information Officer (“CIO”) regarding our information systems and technology and associated policies, processes and practices for managing and mitigating cybersecurity and technology-related risks. Our Audit Committee oversees our SEC reporting process generally, including with respect to any required disclosures relating to a material cybersecurity event.

At the management level, our Vice President, IT Security leads our enterprise-wide cybersecurity program and is primarily responsible for assessing and managing our material risks from cybersecurity threats. In performing his role, the Vice President, IT Security monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents and is a key stakeholder and participant in the Company’s cybersecurity and privacy incident reporting framework described above. Our Vice President, IT Security reports to our CIO who, in turn, reports directly to our Chief Executive Officer.

Our Vice President, IT Security is an experienced cybersecurity professional with more than 20 years of experience building and leading cybersecurity, risk management, and information technology teams, and holds industry-recognized cybersecurity certifications, including Certified Information Systems Security Professional (CISSP) certification.

Item 2.   Properties

We own or lease facilities located primarily in the geographies listed below. We believe our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future.

As of September 28, 2024, the approximate square footage of our active manufacturing facilities by region was as follows:

Approximate Square Footage
Americas	5,706,824
APAC	4,479,735
EMEA	1,372,443
Total	11,559,002

As of September 28, 2024, our active manufacturing facilities consist of nine million square feet in facilities that we own and two million square feet in leased facilities with lease terms expiring between 2024 and 2042.

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

Our SCI Technology defense and aerospace operations are headquartered in Huntsville, Alabama in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. These operations are AS9100 Rev D certified and maintain other certifications in accordance with various U.S. military specifications, ANSI and other standards as appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100 Rev. D certified.

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

Item 3.   Legal Proceedings

For a description of our material legal proceedings, see Note 9 “Contingencies” of the notes to the Consolidated Financial Statements contained in this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. As of November 14, 2024, we had approximately 712 holders of record of our common stock.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and a peer group index consisting of Flex Ltd., Jabil Inc., Celestica Inc., Benchmark Electronics, Inc., and Plexus Corp. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock on September 28, 2019 and in each of such indices at month end starting on September 28, 2019 and its relative performance is tracked through September 28, 2024.

Comparison of 5 Year Cumulative Total Return *

400
350
300
250
200
150
100
50
0
Index Value
09/28/19
10/03/20
10/02/21
10/01/22
09/30/23
09/28/24
Sanmina Corporation
S&P 500 Index
Peer Group

* $100 invested on 9/28/2019 in stock or index, including reinvestment of dividends. Index performance is calculated on a month-end basis.

Copyright @ 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	9/28/2019	10/3/2020	10/2/2021	10/1/2022	9/30/2023	9/28/2024
Sanmina Corporation	100.00	82.66	121.98	143.46	168.99	214.41
S&P 500	100.00	115.15	149.70	126.54	153.89	209.84
Peer Group	100.00	101.54	161.23	152.26	278.13	337.71

Sanmina's stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for use in our operations, expansion of our business, share repurchases and debt repayments and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends is limited pursuant to covenants contained in our credit agreements. See also “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Stock Repurchases

The table below presents information regarding repurchases of our common stock during the fourth quarter of 2024.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Programs (2)
June 30, 2024 - July 27, 2024	—	$—	—	$117,824,163
July 28, 2024 - August 24, 2024	564,460	$69.05	564,460	$78,846,811
August 25, 2024 - September 28, 2024	380,451	$68.18	380,451	$52,906,153
Total	944,911	$68.70	944,911

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

Item 6.   [Reserved]

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on annual report Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of any future outbreaks, including outbreaks caused by new variants of COVID-19 on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs and export controls on our business; any statements relating to future tax rates and our expectations concerning developments in the audit by the IRS of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report received by us in November 2023; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this annual report on Form 10-K or in any other report or document we file with the SEC.

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

2) Components, Products and Services (“CPS”). Components include advanced printed circuit boards, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include optical, radio frequency (“RF”) and microelectronic design and manufacturing services from our Advanced Microsystems Technologies division; multi-chip package memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions division; defense and aerospace product, design, manufacturing, repair and refurbishment services from our SCI Technology Inc. (“SCI”) subsidiary; and cloud-based smart manufacturing execution software from our 42Q division. Services include design, engineering, and logistics and repair.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in 2024. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

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

A core component of our business strategy is to establish and retain long-term customer partnerships with companies. Historically, we have had substantial recurring sales to existing customers. Sales to our ten largest customers typically represent approximately 50% of our net sales in any given year.

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

We generate about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to manufacture in lower-cost locations in regions such as Asia, Latin America and Eastern Europe and we plan to expand our presence as appropriate to meet the needs of our customers. We also intend to continue to invest in factory automation, process improvements, robotics and artificial intelligence, keeping up with the trends in technology to further enhance our efficiency output.

Trends and Uncertainties

We believe our end-to-end manufacturing solutions combined with our global supply chain management expertise differentiates us from our competitors and enables us to better serve the needs of OEMs. However, our business faces many challenges. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche product, service or end market. Although we believe we are well-positioned in each of our key end markets and offer many advantages compared to our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, we are impacted by macroeconomic challenges such as inflation, supply chain constraints, foreign currency fluctuations, high interest rates, market volatility, recession concerns, tariffs and other factors that have been and could be in the future exacerbated by geopolitical conflicts such as the war in Ukraine, conflict in the Middle East and results of the U.S. presidential election. Although supply chain constraints have been easing, we expect headwinds to our revenue growth that will continue in 2025 due to customers absorbing their finished goods inventory in some of our end markets.

Despite these challenges, we remain focused on improving our operations, building flexibility and efficiencies in our processes and adjusting our business models to changing circumstances. We intend to continue diversifying into mission critical markets and creating a portfolio of more complex, higher technology products with longer product life cycles. As our end markets evolve and grow, our ability to optimize our product and portfolio mix towards higher value opportunities will continue to be an important driver for our business going forward.

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

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Revenue Recognition. We recognize revenue for the majority of our contracts on an over time basis. This is primarily due to the fact that we do not have an alternative use for the end products we manufacture for our customers and have an enforceable right to payment, including a reasonable profit, for work in progress upon a customer's cancellation of a contract for convenience. In certain circumstances, we recognize over time because our customer simultaneously receives and consumes the benefits provided by our services or, our customer controls the end product as we perform manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which we believe best depicts the transfer of control to the customer.

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

Changes in our estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Revenue:	(In thousands)
Favorable	$12,220	$6,023	$5,403
Unfavorable	(2,697)	(2,556)	(162)
Total	$9,523	$3,467	$5,241

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Operating Income:	(In thousands)
Favorable	$21,229	$8,657	$7,025
Unfavorable	(16,102)	(44,838)	(20,737)
Total	$5,127	$(36,181)	$(13,712)

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

Our raw materials inventories are generally acquired in anticipation of specific customer orders and pursuant to customer-specific design specifications. When we and our customers agree that the quantity of customer-specific inventory is in excess of anticipated demand, we may transfer control of those inventories to our customers in exchange for a cash payment. These transactions are reported as transfers of non-financial assets – i.e., reported on a net basis in the income statement.

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

Results of Operations

Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in our annual report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on November 16, 2023 for discussion of our results of operations for the fiscal year ended September 30, 2023 compared to the fiscal year ended October 1, 2022.

The following table presents our key operating results.

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)
Net sales	$7,568,328	$8,935,048	$7,919,622
Gross profit	$640,429	$743,211	$622,206
Gross margin	8.5%	8.3%	7.9%
Operating expenses	$304,935	$287,553	$272,727
Operating income	$335,494	$455,658	$349,479
Operating margin	4.4%	5.1%	4.4%
Net income attributable to common shareholders	$222,536	$309,970	$240,384

 Net Sales

Net sales decreased from $8.9 billion for 2023 to $7.6 billion for 2024, a decrease of 15.3%. Net sales increased from $7.9 billion for 2022 to $8.9 billion for 2023, an increase of 12.8%. Sales by end market were as follows:

	Year Ended			2024 vs. 2023		2023 vs. 2022
	September 28, 2024	September 30, 2023	October 1, 2022	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Aerospace, and Automotive	$4,915,880	$5,388,877	$4,744,088	$(472,997)	(8.8)%	$644,789	13.6%
Communications Networks and Cloud Infrastructure	2,652,448	3,546,171	3,175,534	(893,723)	(25.2)%	370,637	11.7%
Total	$7,568,328	$8,935,048	$7,919,622	$(1,366,720)	(15.3)%	$1,015,426	12.8%

Comparison of 2024 to 2023 by End Market

The decrease in sales was primarily due to reduced demand caused by customers in some end markets, particularly communications networks, making adjustments to absorb their finished goods inventory. The impact of this was partially offset by new program wins and program ramps in our automotive and communications networks end markets.

Gross Margin

Gross margin was 8.5%, 8.3% and 7.9% in 2024, 2023 and 2022, respectively. IMS gross margin decreased slightly to 7.5% in 2024 from 7.7% in 2023. CPS gross margin increased to 12.8% in 2024 from 11.6% in 2023, primarily due to significant losses recognized on certain fixed-price customer contracts in 2023 compared to 2024, the effect of which was partially offset by unfavorable product mix.

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

Selling, General and Administrative

Selling, general and administrative expenses were $266 million, $255 million and $245 million in 2024, 2023 and 2022, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.5%, 2.9% and 3.1% for 2024, 2023 and 2022, respectively. The increase in absolute dollars in 2024 from 2023 was primarily due to higher stock compensation expense from new equity grants, higher variable compensation and an increase in deferred compensation caused by strong stock market performance that increased the market value of participant investment accounts, partially offset by lower professional fees.

Research and Development

Research and development expenses were $29 million, $26 million and $21 million in 2024, 2023 and 2022, respectively. As a percentage of net sales, research and development expenses were 0.4% for 2024 and 0.3% for 2023 and 2022. The increase in absolute dollars in 2024 from 2023 was primarily due to higher expenses for design and engineering support for existing and new projects.

Other Expense

Other expense was $1 million in 2024, $20 million in 2023 and a $26 million in 2022. The decrease in other expense in 2024 was primarily caused by a $12 million decrease in discount of sold receivables in 2024 due to significantly lower factoring levels and an incremental gain of $5 million in the market value of participant investment accounts in our deferred compensation plan.

Provision for Income Taxes

We recorded income tax expense of $80 million, $85 million and $62 million in 2024, 2023 and 2022, respectively. Our effective tax rate was 25%, 21% and 20% for 2024, 2023 and 2022, respectively. The tax rate was lower in 2023 and 2022 primarily due to larger discrete items, including recognized tax benefits from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal 2008 through 2010, we received a Revenue Agent’s Report (“RAR”) on November 17, 2023 asserting an underpayment of tax of approximately $8 million for fiscal 2009. The asserted underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction in fiscal 2009. Such disallowance, if upheld, would reduce our available net operating loss carryforwards and result in additional tax and interest attributable to fiscal 2021 and later years, which could be material. We disagree with the IRS’s position as asserted in the RAR and are vigorously contesting this matter through the applicable IRS administrative and judicial procedures, as appropriate. We do not expect resolution of this matter within twelve months and cannot predict with any certainty the timing of such resolution. Although the final resolution of this matter remains uncertain, we continue to believe that it is more likely than not our tax position will be sustained. However, an unfavorable resolution of this matter could have a material adverse impact on our consolidated financial statements.

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules begin to be effective for us in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. We do not expect any material impact from these tax law changes in fiscal 2025.

Liquidity and Capital Resources

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
		(In thousands)
Net cash provided by (used in):
Operating activities	$340,216	$235,168	$330,854
Investing activities	(114,396)	(192,458)	(132,214)
Financing activities	(269,707)	94,505	(314,299)
Effect of exchange rate changes	2,177	498	(4,510)
Increase (decrease) in cash and cash equivalents	$(41,710)	$137,713	$(120,169)

Key Working Capital Management Measures

	As of
	September 28, 2024	September 30, 2023
Days sales outstanding (1)	56	55
Contract asset days (2)	18	20
Inventory turns (3)	5.2	5.1
Days inventory on hand (4)	70	72
Accounts payable days (5)	71	80	*
Cash cycle days (6)	73	67	*

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

*    Certain prior period ratios reflect immaterial updates due to reclassifications of certain financial statement amounts to conform to the current period presentation.

Cash and cash equivalents were $626 million at September 28, 2024 and $668 million at September 30, 2023. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was approximately $1.9 billion and $1.8 billion as of September 28, 2024 and September 30, 2023, respectively.

Net cash provided by operating activities was $340 million, $235 million and $331 million for 2024, 2023 and 2022, respectively. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, and payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2024, we generated $447 million of cash from earnings, excluding non-cash items, and used $107 million of cash primarily because of a decrease in accounts payable of $112 million, an increase in accrued liabilities of $12 million and an increase in accounts receivable of $104 million, partially offset by a decrease in inventories of $36 million. The decrease in accounts payable was primarily attributable to an unfavorable mix of supplier payment terms and lower inventory receipts, resulting in DPO decreasing from 80 days in 2023 to 71 days in 2024. The increase in accrued liabilities was due primarily to customer payments for certain inventory partially offset by a decrease in amounts collected under our accounts receivable factoring program that had not been remitted as of the end of the period to the financial institutions that purchased the receivables. The increase in accounts receivable was primarily attributable to unfavorable customer payment terms mix. The decrease in inventories is primarily due to our ongoing efforts to reduce inventory to more appropriate levels primarily by working with customers to ensure their demand forecasts are reasonable and incorporate appropriate lead times to secure materials.

During 2023, we generated $527 million of cash from earnings, excluding non-cash items, and used $292 million of cash primarily because of a decrease in accounts payable of $418 million and an increase in accounts receivable of $89 million, partially offset by a decrease in inventories of $210 million. The decrease in accounts payable was primarily attributable to lower inventory receipts and an unfavorable mix of supplier payment terms, resulting in DPO decreasing from 90 days in 2022 to 80 days in 2023. The decrease in inventories was primarily due to lower business volume and our efforts to reduce inventory to more appropriate levels primarily by working with customers to ensure their demand forecasts are reasonable and incorporate appropriate lead times to secure materials. The increase in accounts receivable was primarily attributable to higher business volume and unfavorable customer payment terms mix.

Net cash used in investing activities was $114 million, $192 million and $132 million for 2024, 2023 and 2022, respectively. In 2024 and 2023, we used $111 million and $191 million, respectively, of cash for capital expenditures.

Net cash provided by (used in) financing activities was $(270) million, $95 million and $(314) million for 2024, 2023 and 2022, respectively. In 2024, we repurchased $254 million of common stock (including $26 million in settlement of employee tax withholding obligations), repaid an aggregate of $22 million of long-term debt and received $6 million of proceeds from issuances of common stock pursuant to stock option exercises. In 2023, we repurchased $107 million of common stock (including $23 million in settlement of employee tax withholding obligations), repaid an aggregate of $18 million of long-term debt, paid a final payment of $9 million in connection with a previous business combination, received $216 million from sale of shares of SIPL to RSBVL and received $8 million proceeds from short-term borrowing.

Revolving Credit Facility. The Fifth Amended and Restated Credit Agreement, dated as of September 27, 2022, as amended, (the “Credit Agreement”), provides for an $800 million revolving credit facility and a $350 million secured term loan (the “Term Loan Due 2027”), together with an accordion feature by which we can obtain, subject to the satisfaction of specified conditions and commitment of the lenders, additional revolving commitments in an aggregate amount of up to $200 million.

As of September 28, 2024, no borrowings and $14 million of letters of credit were outstanding under the Credit Agreement, under which $786 million was available to borrow. There were no borrowings outstanding under the Credit Agreement as of September 30, 2023.

Short-term Borrowing Facilities. We had no short-term borrowings outstanding as of September 28, 2024 and $8 million of short-term borrowings outstanding as of September 30, 2023. Additionally, certain of our foreign subsidiaries had a total of $71 million of short-term borrowing facilities available, under which no borrowings were outstanding as of September 28, 2024. Some of these facilities expire at various dates through the second quarter of 2025 and are expected to be renewed.

Other Liquidity Matters

During 2024 and 2023, we repurchased 4.0 million shares and 1.6 million shares of our common stock for $227 million and $84 million (including commissions), respectively, under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors. As of September 28, 2024, an aggregate of $53 million remains available under these programs.

We are party to a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of accounts receivable generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Credit Agreement, the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Therefore, as of September 28, 2024, a maximum of $490 million of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Accounts receivables sold pursuant to the RPA are serviced by us.

In addition to the RPA, we participate in accounts receivable sales programs that have been implemented by certain of our customers, as in effect from time to time. We do not service accounts receivable sold under these other programs.

The sale of receivables under all of these programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired.

Under each of the programs noted above, we sell our entire interest in an accounts receivable for 100% of face value, less a discount. For the years ended September 28, 2024 and September 30, 2023, we sold approximately $1.1 billion and $2.6 billion, respectively, of accounts receivable under these programs. As of September 28, 2024 and September 30, 2023, $34 million and $162 million, respectively, of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. As of September 28, 2024 and September 30, 2023, $3 million and $33 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in Secured Overnight Financing Rate benchmark interest rate associated with anticipated variable rate borrowings. See Note 5 “Financial Instruments and Concentration of Credit Risk” of the notes to the Consolidated Financial Statements contained in this report for details.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, warranty and employee matters and examinations by government agencies. As of September 28, 2024, we had accrued liabilities of $39 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of September 28, 2024, we had a liability of $57 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur. It is reasonably possible that the balance of gross unrecognized tax benefits could decrease in the next 12 months by approximately $8 million due to payments, the resolution of audits and expiration of statutes of limitations. In addition, there could be a corresponding decrease in accrued interest and penalties of approximately $2 million.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. In 2024, we generated $340 million of cash from operations. Our primary sources of liquidity as of September 28, 2024 consisted of (1) cash and cash equivalents of $626 million; (2) our Credit Agreement, under which $786 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs; and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolver commitments under the Credit Agreement by an additional $200 million.

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

As of September 28, 2024, approximately 34% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next 12 months. SIPL’s cash and cash equivalents balance of $200 million as of September 28, 2024 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of leases, our Term Loan Due 2027, pension plan funding obligations and unrecognized tax benefits as of September 28, 2024.

A summary of our operating lease obligations as of September 28, 2024 can be found in Note 7 “Leases” of the notes to the Consolidated Financial Statements contained in this report.

A summary of our long-term debt obligations as of September 28, 2024 can be found in Note 6 “Debt” of the notes to the Consolidated Financial Statements contained in this report.

We have defined benefit pension plans with an underfunded amount of $39 million as of September 28, 2024. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. See Note 15 “Employee Benefit Plans” of the notes to the Consolidated Financial Statements contained in this report.

The Company’s long-term liabilities arising from unrecognized tax benefits can be found in Note 10 “Income Tax” of the notes to the Consolidated Financial Statements contained in this report.

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

Off-Balance Sheet Arrangements

As of September 28, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates relates to our Term Loan Due 2027, under which $319 million is currently outstanding, and borrowings under our revolving credit facility, for which the interest rate we pay is based on a floating index. As of September 28, 2024, we had interest rate swaps with an aggregate notional amount of $300 million that effectively convert our floating rate Term Loan Due 2027 to a fixed rate term loan. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations. For more information about our debt and derivative instruments, see Note 5 “Financial Instruments and Concentration of Credit Risk” and Note 6 “Debt” of the notes to the Consolidated Financial Statements included in this report.

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

We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies such as Indian rupee, Mexican peso and Chinese renminbi. These contracts generally have maturities of up to two months and these forward contracts are not designated as part of a hedging relationship for accounting purposes. Accordingly, all outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other expense, in the consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of September 28, 2024, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $366 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders' equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in an aggregate notional amount of $117 million as of September 28, 2024.

The net impact of an immediate 10 percent change in exchange rates would not be material to our consolidated financial statements, provided we accurately forecast and estimate our foreign currency exposure. If such forecasts are materially inaccurate, we could incur significant gains or losses.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is included below and incorporated by reference from the financial statement schedule included in “Part IV, Item 15(a)(2)” of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and its subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 28, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) inappropriate tone at the top in the control environment at one of the Company’s divisions, specifically division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process; (ii) the Company not maintaining a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with the Company’s financial reporting requirements; (iii) the division not designing and maintaining effective controls over the quarterly contract estimate review process, which led to the failure to timely and appropriately record adjustments to quarterly estimates; and (iv) the Company not designing and maintaining effective controls to properly support and account for the transfer of control to its customers of certain raw materials inventory.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Revenue Recognition using the Cost-to-cost Method for Government Contracts in the Defense and Aerospace Division

As described in Notes 2 and 4 to the consolidated financial statements, revenues for the CPS segment were $1.5 billion for the year ended September 28, 2024, of which the defense and aerospace division represents a portion of the segment. The Company recognizes revenue for defense and aerospace government contracts on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion), which management believes best depicts the transfer of control to the customer. Recognition of revenue on government contracts requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs.

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
November 27, 2024

We have served as the Company’s auditor since 2016.

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 28, 2024	September 30, 2023
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$625,860	$667,570
Accounts receivable, net of allowances of approximately $7 million and $8 million as of September 28, 2024 and September 30, 2023, respectively	1,337,562	1,230,771
Contract assets	384,077	445,757
Inventories	1,443,629	1,477,223
Prepaid expenses and other current assets	79,301	58,249
Total current assets	3,870,429	3,879,570
Property, plant and equipment, net	616,067	632,836
Deferred income tax assets	160,703	177,597
Other	175,646	183,965
Total assets	$4,822,845	$4,873,968
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,441,984	$1,559,293
Accrued liabilities	348,066	320,688
Accrued payroll and related benefits	133,129	127,406
Short-term debt, including current portion of long-term debt	17,500	25,945
Total current liabilities	1,940,679	2,033,332
Long-term liabilities:
Long-term debt	299,823	312,327
Other	220,835	209,684
Total long-term liabilities	520,658	522,011
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 166,667 shares; 113,117 and 111,550 shares issued and 53,921 and 56,833 shares outstanding as of September 28, 2024 and September 30, 2023, respectively	539	568
Treasury stock, 59,196 and 54,718 shares as of September 28, 2024 and September 30, 2023, respectively, at cost	(1,739,550)	(1,485,252)
Additional paid-in capital	6,576,360	6,512,763
Accumulated other comprehensive income	66,741	70,879
Accumulated deficit	(2,707,472)	(2,930,008)
Noncontrolling interest	164,890	149,675
Total stockholders' equity	2,361,508	2,318,625
Total liabilities and stockholders' equity	$4,822,845	$4,873,968

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands, except per share amounts)

Net sales	$7,568,328	$8,935,048	$7,919,622
Cost of sales	6,927,899	8,191,837	7,297,416
Gross profit	640,429	743,211	622,206
Operating expenses:
Selling, general and administrative	266,194	255,072	244,569
Research and development	28,514	26,427	21,343
Restructuring and other	10,227	6,054	6,815
Total operating expenses	304,935	287,553	272,727

Operating income	335,494	455,658	349,479

Interest income	12,440	13,595	1,628
Interest expense	(29,183)	(36,290)	(22,473)
Other expense	(1,216)	(20,156)	(26,314)
Interest and other, net	(17,959)	(42,851)	(47,159)

Income before income taxes	317,535	412,807	302,320
Provision for income taxes	79,784	85,294	61,936
Net income before noncontrolling interest	237,751	327,513	240,384
Less: Net income attributable to noncontrolling interest	15,215	17,543	—
Net income attributable to common shareholders	$222,536	$309,970	$240,384

Net income attributable to common shareholders per share:
Basic	$4.00	$5.36	$3.92
Diluted	$3.91	$5.18	$3.81

Weighted-average shares used in computing per share amounts:
Basic	55,592	57,847	61,310
Diluted	56,970	59,815	63,117

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)

Net income before noncontrolling interest	$237,751	$327,513	$240,384
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,931	4,376	(12,191)
Derivative financial instruments:
Change in net unrealized amount	(3,096)	19,279	8,414
Amount reclassified into net income before noncontrolling interest	(6,065)	(13,964)	10,003
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition cost	(285)	3,996	5,884
Amortization of actuarial losses and transition cost	377	867	3,525
Total other comprehensive income (loss), net of tax	(4,138)	14,554	15,635
Comprehensive income before noncontrolling interest	233,613	342,067	256,019
Less: Net income attributable to noncontrolling interest	15,215	17,543	—
Comprehensive income attributable to common shareholders	$218,398	$324,524	$256,019

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
	(In thousands)
BALANCE AT OCTOBER 2, 2021	108,734	$6,339,506	(44,427)	$(1,047,202)	$40,690	$(3,480,362)	$—	$1,852,632
Issuances under stock plans	1,426	2,378	—	—	—	—	—	2,378
Stock-based compensation	—	39,608	—	—	—	—	—	39,608
Repurchases of treasury stock	—	(144)	(8,339)	(330,957)	—	—	—	(331,101)
Other comprehensive income	—	—	—	—	15,635	—	—	15,635
Net income	—	—	—	—	—	240,384	—	240,384
BALANCE AT OCTOBER 1, 2022	110,160	$6,381,348	(52,766)	$(1,378,159)	$56,325	$(3,239,978)	$—	$1,819,536
Issuances under stock plans	1,390	3,412	—	—	—	—	—	3,412
Stock-based compensation	—	50,402	—	—	—	—	—	50,402
Repurchases of treasury stock	—	—	(1,952)	(107,093)	—	—	—	(107,093)
Other comprehensive income	—	—	—	—	14,554	—	—	14,554
Sale of noncontrolling interest	—	78,169	—	—	—	—	132,132	210,301
Net income	—	—	—	—	—	309,970	17,543	327,513
BALANCE AT SEPTEMBER 30, 2023	111,550	$6,513,331	(54,718)	$(1,485,252)	$70,879	$(2,930,008)	$149,675	$2,318,625
Issuances under stock plans	1,567	6,161	—	—	—	—	—	6,161
Stock-based compensation	—	57,407	—	—	—	—	—	57,407
Repurchases of treasury stock	—	—	(4,478)	(254,298)	—	—	—	(254,298)
Other comprehensive loss	—	—	—	—	(4,138)	—	—	(4,138)
Net income	—	—	—	—	—	222,536	15,215	237,751
BALANCE AT SEPTEMBER 28, 2024	113,117	$6,576,899	(59,196)	$(1,739,550)	$66,741	$(2,707,472)	$164,890	$2,361,508

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$237,751	$327,513	$240,384
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	122,418	118,237	108,783
Stock-based compensation expense	57,407	50,402	39,608
Deferred income taxes	30,346	28,753	27,910
Other, net	(1,116)	1,768	10,108
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(104,389)	(89,462)	47,483
Contract assets	61,680	29,964	(143,531)
Inventories	35,705	210,218	(651,118)
Prepaid expenses and other assets	325	(17,753)	(31,700)
Accounts payable	(111,550)	(418,191)	508,989
Accrued liabilities	11,639	(6,281)	173,938
Cash provided by operating activities	340,216	235,168	330,854
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(111,227)	(191,367)	(138,639)
Proceeds from sales of property, plant and equipment	2,031	1,409	8,425
Purchases of investments	(5,200)	(2,500)	(2,000)
Cash used in investing activities	(114,396)	(192,458)	(132,214)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	2,108,800	2,980,800	1,874,000
Repayments of revolving credit facility borrowings	(2,108,800)	(2,980,800)	(1,874,000)
Repayments of borrowings	(21,570)	(17,500)	(332,814)
Proceeds from issuance of long-term debt, net of issuance cost	—	—	346,737
Holdback paid in connection with previous business combination	—	(8,558)	—
Proceeds from short-term borrowing	—	8,445	—
Net proceeds from stock issuances	6,161	3,412	2,379
Repurchases of common stock	(254,298)	(107,093)	(331,101)
Proceeds from sale of noncontrolling interest	—	215,799	—
Other	—	—	500
Cash provided by (used in) financing activities	(269,707)	94,505	(314,299)
Effect of exchange rate changes	2,177	498	(4,510)
Increase (decrease) in cash and cash equivalents	(41,710)	137,713	(120,169)
Cash and cash equivalents at beginning of year	667,570	529,857	650,026
Cash and cash equivalents at end of year	$625,860	$667,570	$529,857

Cash paid during the year:
Interest, net of capitalized interest	$26,099	$32,486	$18,243
Income taxes, net of refunds	$69,411	$57,339	$48,131
Unpaid purchases of property, plant and equipment at end of period	$16,849	$21,590	$38,570

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

The Company's only reportable segment is IMS, which represented approximately 80% of total revenue in 2024. CPS consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”. The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2024, 2023 and 2022 were each a 52 week year. All references to years relate to fiscal years unless otherwise noted.

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

Reclassification. Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

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

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, foreign currency forward contracts, interest rate swap agreements, accounts payable and debt obligations. The fair value of these financial instruments approximates their carrying amount as of September 28, 2024 and September 30, 2023 due to the nature or short maturity of these instruments, or because, in some cases, the instruments are recorded at fair value on the consolidated balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with initial maturities of three months or less.

Accounts Receivable and Other Related Allowances. The Company had allowances of approximately $7 million and $8 million as of September 28, 2024 and September 30, 2023, respectively, for uncollectible accounts, product returns and other net sales adjustments. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

Accounts Receivable Sales. The Company is a party to a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of accounts receivable generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. Accounts receivable sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in accounts receivable sales programs that have been implemented by certain of the Company’s customers, as in effect from time to time. The Company does not service accounts receivable sold under these other programs. Under each of the programs noted above, the Company sells its entire interest in accounts receivable for 100% of face value, less a discount. Accounts receivable balances sold are removed from the consolidated balance sheets and the related proceeds are reported as cash provided by operating activities in the consolidated statements of cash flows.

Inventories. Inventories are stated at the lower of cost (based on standard cost, which approximates first-in, first-out method) and net realizable value. Cost includes labor, materials and manufacturing overhead.

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is primarily affected by changes in customer demand. Inventory provisions are established based on forecasted demand, past experience with specific customers, the age and nature of the inventory, the ability to redistribute inventory to other programs or back to suppliers and whether customers are contractually obligated and have the ability to pay for the related inventory. The Company’s raw materials inventories are generally acquired in anticipation of specific customer orders and pursuant to customer-specific design specifications. When the Company and its customers agree that the quantity of customer-specific inventory is in excess of anticipated demand, the Company will transfer control of those inventories to its customers in exchange for a cash payment. These transactions are reported as transfers of non-financial assets – i.e., reported on a net basis in the income statement.

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

Foreign Currency Translation. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effects of these translation adjustments are reported in stockholder’ equity as a component of accumulated other comprehensive income (“AOCI”). For all entities, remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other expense in the accompanying consolidated statements of income. Remeasurement gains and losses arising from long-term intercompany loans denominated in a currency other than an entity’s functional currency are recorded in AOCI if repayment of the loan is not anticipated in the foreseeable future.

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

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815, Derivatives and Hedging, which requires each derivative instrument to be recorded on the consolidated balance sheets at its fair value as either an asset or a liability. If a derivative is designated as a cash flow hedge, the Company excludes the change in the fair value of the contract related to the changes in the difference between the spot price and the forward price from its assessment of hedge effectiveness and recognizes these amounts, which are primarily related to time value, in earnings over the life of the derivative instrument. Gains or losses on the derivative not caused by changes in time value are recorded in AOCI, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

Leases. The Company's leases consist of operating leases for buildings and land and have initial lease terms of up to 44 years. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company’s initial lease liability and corresponding right-of-use (“ROU”) asset only if it is reasonably certain that the Company will exercise such options. Leases with a term of twelve months or less are not recorded on the Company’s balance sheet.

The Company’s lease liability and ROU assets represent the present value of future fixed lease payments which are a combination of lease components and non-lease components such as maintenance and utilities. Operating lease expense is recognized on a straight-line basis over the term of the lease. Certain of the Company’s lease payments are variable because such payments adjust periodically based on changes in consumer price and other indexes. Variable payments are expensed as incurred and not included in the measurement of lease liabilities and ROU assets. Since the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date for purposes of determining the present value of lease payments. The Company’s incremental borrowing rate is based on the term of the lease, the economic environment of the lease and the effect of collateralization, if any.

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

The Company determines the appropriate revenue to recognize as described in ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) by applying a 5-step model: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Each of these steps may involve the use of significant judgments, as discussed below.

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

Step 5 - Recognize revenue when (or as) a performance obligation is satisfied

The Company is required to assess whether control of a product or services promised under a contract is transferred to the customer at a point-in-time or over time as the product is being manufactured or the services are being provided. If the criteria in ASC 606, for recognizing revenue on an over time basis are not met, revenue must be recognized at the point-in-time determined by the Company at which its customer obtains control of a product or service.

The Company recognizes revenue for the majority of its contracts on an over time basis. This is primarily due to the fact that the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work in progress upon a customer’s cancellation of a contract for convenience. In certain circumstances, the Company recognizes over time because its customer simultaneously receives and consumes the benefits provided by the Company’s services or the Company’s customer controls the end product as the Company performs manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. At least 95% of the Company’s revenue is recognized on an over time basis, which is as products are manufactured or services are performed. Because of this, and the fact that there is no work in process or finished goods inventory associated with contracts for which revenue is recognized on an over-time basis, 99% or more of the Company’s inventory at the end of a given period is in the form of raw materials. For contracts for which revenue is required to be recognized at a point in time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

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

Stock-based Compensation. The Company recognizes stock-based compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award, which generally ranges from one year to four years and/or upon achievement of specified performance criteria. Stock-based compensation expense for time-based and performance-based restricted stock awards is valued at the closing market price of the Company’s common stock on the date of grant. During the requisite service period, performance-based restricted stock awards are monitored by management for probability of achievement of performance goals and if it becomes probable that the number of awarded shares that will vest is greater than or less than the previous estimate of the number of awarded shares that will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate. The Company recognizes stock-based compensation expense for market-based restricted stock units measured at fair value on the grant date using a Monte Carlo valuation model. The stock-based compensation expense for awards with market conditions will be recognized over the requisite service periods regardless of whether the market conditions are satisfied.

Income taxes. The Company estimates its income tax provision or benefit in each of the jurisdictions in which it operates, including estimating exposures and making judgments regarding the realizability of deferred tax assets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The carrying value of the Company’s net deferred tax assets is based on the Company’s belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that do not meet the “more likely than not” criteria discussed above.

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

Note 3. Balance Sheet Details

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	September 28, 2024	September 30, 2023
	(In thousands)
Machinery and equipment	$1,749,377	$1,626,129
Land and buildings	735,197	677,478
Leasehold improvements	46,074	44,619
Furniture and fixtures	27,253	25,845
Construction in progress	20,338	124,657
	2,578,239	2,498,728
Less: Accumulated depreciation and amortization	(1,962,172)	(1,865,892)
Property, plant and equipment, net	$616,067	$632,836

Depreciation expense was $122 million, $116 million and $108 million for 2024, 2023 and 2022, respectively.

Customer Payments for Raw Materials Inventory

As of September 28, 2024 and September 30, 2023, customer payments related to raw materials inventory of $151 million and $54 million, respectively, are recorded in accrued liabilities in the consolidated balance sheets.

Note 4. Revenue

Net sales by geographic segment is determined based on the country in which a product is manufactured. The following table presents revenue disaggregated by segment, market sector and geography.

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)
Segments:
IMS	$6,033,867	$7,289,037	$6,378,324
CPS	$1,534,461	$1,646,011	$1,541,298
Total	$7,568,328	$8,935,048	$7,919,622

End Markets:
Industrial, Medical, Defense and Aerospace, and Automotive	$4,915,880	$5,388,877	$4,744,088
Communications Networks and Cloud Infrastructure	$2,652,448	$3,546,171	$3,175,534
Total	$7,568,328	$8,935,048	$7,919,622

Geography:
Americas (1)	$3,962,652	$4,426,690	$3,748,643
APAC (2)	$2,558,073	$3,187,017	$3,007,904
EMEA	$1,047,603	$1,321,341	$1,163,075
Total	$7,568,328	$8,935,048	$7,919,622
(1)    Mexico represents 63%, 65% and 60% of Americas revenue for the years ended September 28, 2024, September 30, 2023 and October 1, 2022, respectively. The U.S. represents 35%, 32% and 37% of Americas revenue for the years ended September 28, 2024, September 30, 2023 and October 1, 2022, respectively.
(2)    Malaysia represents 30%, 26% and 31% of APAC revenue for the years ended September 28, 2024, September 30, 2023 and October 1, 2022, respectively.

As an electronics manufacturing services company, the Company primarily provides manufacturing and related services for products built to its customers’ unique specifications. Therefore, it is impracticable for the Company to provide revenue from external customers for each product and service it provides.

Changes in the Company’s estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from the application of the cost-to-cost method for recognizing revenue was as follows:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Revenue:	(In thousands)
Favorable	$12,220	$6,023	$5,403
Unfavorable	(2,697)	(2,556)	(162)
Total	$9,523	$3,467	$5,241

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Operating Income:	(In thousands)
Favorable	$21,229	$8,657	$7,025
Unfavorable	(16,102)	(44,838)	(20,737)
Total	$5,127	$(36,181)	$(13,712)

Note 5. Financial Instruments and Concentration of Credit Risk

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (representing 23% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of September 28, 2024. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. See Note 15 “Employee Benefit Plans”. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps, which are both measured using Level 2 inputs. Interest rate swaps are valued based on a discounted cash flow analysis that incorporates observable (Level 2) market inputs such as interest rate yield curves and credit spreads. For currency contracts, Level 2 inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Foreign exchange contracts were not material as of September 28, 2024 or September 30, 2023.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

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

The following table presents the location and fair values of derivative financial instruments included in our consolidated balance sheets.

	As of
	September 28, 2024	September 30, 2023
	(In thousands)
Derivatives Designated as Accounting Hedges:
Prepaid expenses and other current assets	$2,277	$6,179
Other assets	$21	$6,351
Accrued liabilities	$53	$213
Other	$1,771	$—
Derivatives Not Designated as Accounting Hedges:
Prepaid expenses and other current assets	$3,229	$1,164
Accrued liabilities	$2,265	$4,685

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

The Company had the following outstanding foreign currency forward contracts to hedge foreign currency exposures:

	As of
	September 28, 2024	September 30, 2023
Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$117,015	$125,758
Number of contracts	47	50
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$366,425	$338,283
Number of contracts	38	42

The Company utilizes foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures generally result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts are designated as cash flow hedges for accounting purposes and are generally one to two months in duration but, by policy, may be up to twelve months in duration. The amount of gain or loss recognized in other comprehensive income on derivative instruments and the amount of gain or loss reclassified from AOCI into income were not material for any period presented herein and is included as a component of cost of sales in the consolidated statements of income.

The Company enters into short-term foreign currency forward contracts to hedge foreign currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other expense, in the consolidated statements of income. The amount of gains or losses associated with these forward contracts was not material for any period presented herein. From an economic perspective, the objective of the Company’s hedging program is for gains and losses on forward contracts to substantially offset gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $300 million and $650 million were outstanding as of September 28, 2024 and September 30, 2023, respectively. The aggregate effective interest rate of these swaps as of September 28, 2024 was approximately 4.7%.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, trade accounts receivable, foreign currency forward contracts and interest rate swap agreements. The Company maintains its cash and cash equivalents with recognized financial institutions, both domestic and foreign. Cash and cash equivalents may exceed the amount of insurance provided on such deposits, but may generally be redeemed upon demand. Periodic evaluations of the relative credit standing of the financial institutions are performed and the Company attempts to limit its exposure with any one institution. One of the Company’s most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of, and frequent contact with, the Company’s customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts. Foreign currency forward contracts and interest rate swaps are maintained with high quality counterparties to reduce the Company’s credit risk and are recorded on the Company’s balance sheets at fair value.

Sales to the Company’s ten largest customers represented 47% of net sales in 2024. Net sales from these customers are derived from multiple segments. The following table presents the percentage of total net sales to each significant customer that represented 10% or more of the Company’s net sales.

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Nokia:
IMS	*	12.6%	13.6%
CPS	*	0.6%	1.0%
Total	*	13.2%	14.6%

Motorola:
IMS	9.9%	*	10.1%
CPS	0.2%	*	0.2%
Total	10.1%	*	10.3%
* Less than 10% of the Company’s net sales.
Nokia represented 10% or more of the Company’s gross accounts receivable as of September 28, 2024. No customer represented 10% or more of the Company’s gross accounts receivable as of September 30, 2023.

Note 6. Debt

Long-term debt consisted of the following:

	As of
	September 28, 2024	September 30, 2023
	(In thousands)
Term Loan Due 2027, net of issuance costs	$317,323	$329,827
Less: Current portion of Term Loan Due 2027	17,500	17,500
Long-term debt	$299,823	$312,327

Term Loan Due 2027 maturities by fiscal year are as follows:

As of
September 28, 2024
(In thousands)
2025	$17,500
2026	21,875
2027	280,000
$319,375

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

As of September 28, 2024, no borrowings and $14 million of letters of credit were outstanding under the Credit Agreement, under which $786 million was available to borrow. There were no borrowings outstanding under the Credit Agreement as of September 30, 2023.

Short-term Borrowing Facilities

Certain foreign subsidiaries of the Company had a total of $71 million of short-term borrowing facilities available, under which no borrowings were outstanding as of September 28, 2024. Some of these facilities expire at various dates through the second quarter of 2025 and are expected to be renewed.

The Company had $8 million of short-term borrowings outstanding as of September 30, 2023 and no short-term borrowings outstanding as of September 28, 2024.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company's debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. Finally, the agreements also include covenants that require us to file quarterly and annual financial statements with the SEC on a timely basis. The Company was in compliance with these covenants as of September 28, 2024.

Note 7. Leases

ROU assets and lease liabilities recorded in the consolidated balance sheets are as follows:

	As of
	September 28, 2024	September 30, 2023
	(In thousands)
Other assets	$77,612	$95,750

Accrued liabilities	$22,270	$22,344
Other long-term liabilities	44,513	60,663
Total lease liabilities	$66,783	$83,007

Weighted average remaining lease term (in years)	13.93	12.97
Weighted average discount rate	4.2%	3.9%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)
Operating lease expense (1)	$30,803	$35,347	$23,978

Cash paid for operating lease liabilities	$26,180	$24,388	$19,249

Right-of-use assets obtained in exchange for lease liabilities	$1,215	$21,180	$9,115
(1)    Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future fixed lease payments under non-cancelable operating leases as of September 28, 2024, by fiscal year, are as follows:

Operating Leases
(In thousands)
2025	$24,652
2026	19,004
2027	14,964
2028	5,118
2029	1,120
Thereafter	8,568
Total lease payments	73,426
Less: imputed interest	6,643
Total	$66,783

Note 8. Accounts Receivable Sale Program

Under the sale of accounts receivable programs, the Company sells its entire interest in an accounts receivable for 100% of face value, less a discount. For the years ended September 28, 2024 and September 30, 2023, the Company sold approximately $1.1 billion and approximately $2.6 billion, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the consolidated balance sheets and cash received is presented as cash provided by operating activities in the consolidated statements of cash flows. Discounts on sold receivables were $8 million and $19 million for the years ended September 28, 2024 and September 30, 2023, respectively, and were recorded in other expense, in the consolidated statements of income. As of September 28, 2024 and September 30, 2023, $34 million and $162 million, respectively, of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as a servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. As of September 28, 2024 and September 30, 2023, $3 million and $33 million, respectively, had been collected but not yet remitted. This amount is classified in accrued liabilities on the consolidated balance sheets.

Note 9. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of September 28, 2024 and September 30, 2023, the Company had reserves of $39 million and $34 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

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

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On April 3, 2023, the court published a statement of decision finding the Company and other remaining defendants liable for certain past investigation costs incurred by the plaintiff. Subsequent proceedings to assess the Company’s and other defendants’ liability for the plaintiff’s future remediation and other costs, including attorneys’ fees, were expected. However, without admitting any liability, in August 2024, the Company and plaintiff agreed to settle this matter and all pending litigation in exchange for the Company’s payment to the plaintiff of $3 million.

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect unpaid accounts receivable and net obsolete inventory obligations now totaling $9 million (exclusive of interest and attorneys’ fees). On the same day the Company filed its suit, Dialight commenced its own action in the same court. Dialight alleged that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“MSA”) and then allegedly committed multiple, willful breaches of contract when performing under the MSA. A trial took place in September 2024 and the jury awarded the Company $9 million on its claims and rejected Dialight’s claims for fraudulent inducement and willful breach of contract and awarded Dialight $1 million for breach of contract. The parties filed post-trial motions in October 2024, including a motion by the Company for prejudgment interest and its costs and expenses of the suit, and a motion by Dialight for pre-judgment and post-judgment interest, its costs and expenses of the suit and for a new trial. A decision resolving these motions is expected in the first calendar quarter of 2025. The Company will continue to prosecute vigorously its claims against Dialight and, ultimately, to defend on appeal and enforce any resulting judgment.

In May 2023, Sanmina Corporation and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ”) pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplement several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina Corporation employees beginning in August 2020, pursuant to which SCI produced documents and information and certain of the current and former employees provided oral testimony. Sanmina and SCI cooperated with the DOJ investigation. On May 13, 2024, the Company learned that United States of America ex rel. Carl R. Eckert v. SCI Technology, Inc. et al. (the “Eckert Qui Tam Suit”) had been filed under seal in June 2020, and is now unsealed. On May 13, 2024, the Company also learned that the DOJ had filed a notice in the Eckert Qui Tam Suit stating that, while its investigation would continue, it was declining to intervene at the current time. The Eckert Qui Tam Suit, filed by a former SCI employee, alleges on behalf of the United States, 16 FCA counts that relate substantially to the same contracts and issues that the DOJ has investigated over the past four years, including making false certifications under the Truth in Negotiations Act and Cost Accounting Standards, submitting false cost and pricing data, fraudulently inducing the government to award contracts and violations of the Service Contract Act. The complaint alleges such claimed violations defrauded the government in an amount approximating $100 million. The complaint seeks, on behalf of the government, treble damages, civil penalties and interest payable thereon. On October 7, 2024, Sanmina and SCI filed a motion to dismiss the Eckert Qui Tam Suit. A decision on the motion is expected in the first half of calendar 2025. Sanmina Corporation and SCI intend to defend vigorously against the claims made in the Eckert Qui Tam Suit. The Company is unable to predict the ultimate outcome of the Eckert Qui Tam Suit, although a loss is currently not considered to be probable or estimable.

On November 14, 2023, employee Gerardo Ramirez, filed two lawsuits against the Company in the Alameda County Superior Court (together, the “Ramirez Cases”). The first, a putative class action, alleges violations of various California Labor Code and Wage Order requirements, including provisions governing overtime, meal and rest periods, minimum wage requirements, payment of wages during employment, wage statements, payroll records, and reimbursement of business expenses. The class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company within the State of California at any time between March 1, 2021 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. The second action, a complaint under California’s Private Attorneys General Act of 2004 (“PAGA”), alleges substantially similar violations and a violation of the provision governing payment of final wages and seeks penalties individually and on behalf of the State of California and other “aggrieved employees,” along with attorneys’ fees and costs. On May 16, 2024 and June 14, 2024, former employee Carlos Lobatos filed class and PAGA actions in the Santa Clara County Superior Court (the “Lobatos Cases”) alleging violations substantially similar to the violations in the Ramirez Cases, and, in the case of the Lobatos PAGA action, additional violations related to sick leave, suitable rest facilities, seating, failure to retain and provide employment and payroll records, reporting time pay, day of rest rules, payroll deductions, paid time off, and various unlawful employment practices. The Lobatos class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between May 16, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. On August 12, 2024, former employee Mando Gomez filed a class and PAGA action in the Alameda County Superior Court (the “Gomez Case”) alleging violations substantially similar to the violations in the Ramirez Cases. The Gomez Case seeks certification of a class of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between August 12, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. On September 20, 2024, former employee Frank J. Leon Guerrero filed a class action in the Alameda County Superior Court (the “Guerrero Case”) alleging violations substantially similar to the violations in the Ramirez Cases. The Guerrero Case seeks certification of several classes comprised of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between September 20, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre- and post-judgment interest, and costs of suit. The Company expects the Lobatos Cases, the Gomez Case, and the Guerrero Case to be related to or consolidated with the Ramirez Cases and intends to defend all such cases vigorously.

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

Note 10. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)
Domestic	$131,930	$157,548	$145,671
Foreign	185,605	255,259	156,649
Total	$317,535	$412,807	$302,320

The provision for income taxes consists of the following:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)
Federal:
Current	$1,814	$362	$1,070
Deferred	23,581	36,431	25,399
State:
Current	2,888	3,188	1,711
Deferred	3,048	3,329	3,081
Foreign:
Current	44,816	53,346	31,241
Deferred	3,637	(11,362)	(566)
Total provision for income taxes	$79,784	$85,294	$61,936

The Company's provision for income taxes for 2024, 2023 and 2022 was $80 million (25% of income before taxes), $85 million (21% of income before taxes) and $62 million (20% of income before taxes), respectively.

The effective tax rate for 2024 was higher than the expected U.S. statutory rate of 21% primarily due to foreign earnings taxed at rates higher than the U.S. statutory rate, state taxes, and unfavorable permanent differences. The effective tax rates for 2023 and 2022 were lower than the expected U.S. statutory rate of 21% primarily due to a $12 million and $16 million tax benefit, respectively, resulting from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

In connection with the sale of shares of Sanmina SCI India Private Limited (“SIPL”) to Reliance Strategic Business Ventures Limited ("RSBVL") on October 3, 2022, the Company recognized tax expense of $6 million for the year ended September 30, 2023, which was allocated to additional paid-in-capital. See Note 16 "Strategic Transactions".

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 28, 2024	September 30, 2023
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$15,600	$51,741
Foreign net operating loss carryforwards	111,332	109,089
Intangibles	14,268	17,921
Accruals not currently deductible	45,515	43,831
Property, plant and equipment	25,945	28,932
Tax credit carryforwards	23,086	20,235
Reserves not currently deductible	17,332	23,341
Stock compensation expense	6,725	6,049
Federal benefit of foreign operations	25,679	22,486
Capitalized research and development	13,630	4,965
Lease deferred tax asset	17,802	16,987
Other	13,822	2,720
Valuation allowance	(121,035)	(116,075)
Total deferred tax assets	209,701	232,222
Deferred tax liabilities on undistributed earnings	(21,414)	(14,775)
Deferred tax liabilities on branch operations	(23,473)	(24,001)
Revenue recognition	—	(1,874)
Lease deferred tax liability	(17,510)	(16,671)
Net deferred tax assets	$147,304	$174,901
Recorded as:
Deferred tax assets	$160,703	$177,597
Deferred tax liabilities	(13,399)	(2,696)
Net deferred tax assets	$147,304	$174,901

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction-by-jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing the Company’s ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods. The Company’s valuation allowance as of September 28, 2024 relates primarily to foreign net operating losses, except for $13 million related to U.S. state net operating losses.

The Company provides deferred tax liabilities for the tax consequences associated with the undistributed earnings that are expected to be repatriated to the subsidiaries' parent unless the subsidiaries' earnings are considered indefinitely reinvested. As of September 28, 2024, income taxes and foreign withholding taxes have not been provided for approximately $438 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of September 28, 2024, the Company has cumulative net operating loss carryforwards for state and foreign tax purposes of $255 million and $446 million, respectively, and none for federal tax. The state net operating loss carryforwards begin expiring in fiscal year 2025 and expire at various dates through September 26, 2043. Certain foreign net operating losses will begin expiring in 2025. However, the majority of foreign net operating losses carryforward indefinitely. As of September 28, 2024, the Company has federal tax credits of $22 million that expire between 2031 and 2044. There are certain restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations.

Following is a reconciliation of the statutory federal tax rate to the Company's effective tax rate:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
Federal tax at statutory tax rate	21.00%	21.00%	21.00%
Effect of foreign operations	2.15	0.81	3.52
Permanent items	1.87	0.96	0.08
Federal credits	(0.98)	(0.57)	(0.73)
Other	(0.20)	0.06	0.59
State income taxes, net of federal benefit	2.24	1.43	1.60
Release of foreign tax reserves	(0.95)	(3.03)	(5.57)
Effective tax rate	25.13%	20.66%	20.49%

A reconciliation of the beginning and ending amount of total liabilities for unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)
Balance, beginning of year	$44,707	$53,552	$67,781
Increase (decrease) related to prior year tax positions	3,480	(331)	(4,456)
Increase related to current year tax positions	2,500	2,040	7,154
Settlements	—	(1,911)	(7,596)
Decrease related to lapse of time and expiration of statutes of limitations	(2,144)	(8,643)	(9,331)
Balance, end of year	$48,543	$44,707	$53,552

The Company had reserves of $8 million as of each of September 28, 2024 and September 30, 2023 for the payment of interest and penalties relating to unrecognized tax benefits. During 2024, the Company recognized an income tax benefit for interest and penalties of $1 million due to lapse of time and expiration of statutes of limitations compared to an income tax benefit of $4 million in 2023. The Company recognizes interest and penalties related to liabilities for unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income of $36 million in 2024.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal 2008 through 2010, the Company received a Revenue Agent’s Report (“RAR”) on November 17, 2023 asserting an underpayment of tax of approximately $8 million for fiscal 2009. The asserted underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction in fiscal 2009. Such disallowance, if upheld, would reduce the Company’s available net operating loss carryforwards and result in additional tax and interest attributable to fiscal 2021 and later years, which could be material. The Company disagrees with the IRS’s position as asserted in the RAR and is vigorously contesting this matter through the applicable IRS administrative and judicial procedures, as appropriate. The Company does not expect resolution of this matter within twelve months and cannot predict with any certainty the timing of such resolution. Although the final resolution of this matter remains uncertain, the Company continues to believe that it is more likely than not the Company’s tax position will be sustained. However, an unfavorable resolution of this matter could have a material adverse impact on the Company’s consolidated financial statements.

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

In general, the Company is no longer subject to United States federal or state income tax examinations for years before 2003, and to foreign examinations for years prior to 2006 in its major foreign jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits could decrease in the next twelve months by approximately $8 million related to payments, the resolution of audits and expiration of statutes of limitations. In addition, there could be a corresponding decrease in accrued interest and penalties of approximately $2 million.

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules begin to be effective for the Company in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect the Company’s provision for income taxes. The Company does not expect any material impact from these tax law changes in fiscal 2025.

Note 11. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands, except per share amounts)
Numerator:
Net income attributable to common shareholders	$222,536	$309,970	$240,384

Denominator:
Weighted average common shares outstanding	55,592	57,847	61,310
Effect of dilutive stock options and restricted stock units	1,378	1,968	1,807
Denominator for diluted earnings per share	56,970	59,815	63,117

Net income attributable to common shareholders per share:
Basic	$4.00	$5.36	$3.92
Diluted	$3.91	$5.18	$3.81

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

As of September 28, 2024, an aggregate of 5 million shares were authorized for future issuance under the Company’s stock plans, of which 3 million of such shares were issuable upon exercise of outstanding options and delivery of shares upon vesting of restricted stock units and 2 million shares of common stock were available for future grant. Awards other than stock options reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2019 Plan and 2009 Plan that expire or are cancelled without delivery of shares generally become available for issuance under the 2019 Plan. The 2019 Plan will expire as to future grants in December 2028.

Stock Repurchase Program

During 2024, 2023 and 2022, the Company repurchased 4.0 million shares, 1.6 million shares and 8.0 million shares of its common stock for $227 million, $84 million and $317 million (including commissions), respectively, under stock repurchase programs authorized by the Company’s Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of September 28, 2024, an aggregate of $53 million remains available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.5 million, 0.4 million and 0.4 million shares of its common stock during 2024, 2023, and 2022, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $26 million, $23 million and $14 million, respectively, to applicable tax authorities in connection with these repurchases.
Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	September 28, 2024	September 30, 2023
	(In thousands)
Foreign currency translation adjustments	$73,236	$68,305
Unrealized holding gain on derivative financial instruments	266	9,427
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(6,761)	(6,853)
Total	$66,741	$70,879

Unrealized holding gain (loss) on derivative financial instruments includes gains or losses from interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the benchmark interest rate (SOFR) associated with anticipated variable rate borrowings. Interest rate swaps with an aggregate notional amount of $300 million and $650 million were outstanding as of September 28, 2024 and September 30, 2023, respectively.

Note 13. Business Segment and Geographic Information

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

Segment information is as follows:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)
Gross sales:
IMS	$6,072,053	$7,328,651	$6,413,606
CPS	1,598,397	1,747,854	1,655,183
Intersegment sales	(102,122)	(141,457)	(149,167)
Net Sales	$7,568,328	$8,935,048	$7,919,622

Gross Profit:
IMS	$456,610	$561,166	$462,606
CPS	203,948	202,000	175,509
Total	660,558	763,166	638,115
Unallocated corporate items (1)	(20,129)	(19,955)	(15,909)
Total	$640,429	$743,211	$622,206

Depreciation and amortization:
IMS	$81,880	$79,508	$73,914
CPS	36,205	34,348	30,061
Total	118,085	113,856	103,975
Unallocated corporate items (2)	4,333	4,381	4,808
Total	$122,418	$118,237	$108,783

Capital expenditures (receipt basis):
IMS	$57,933	$114,036	$94,636
CPS	40,903	53,102	55,993
Total	98,836	167,138	150,629
Unallocated corporate items (2)	5,487	7,249	5,650
Total	$104,323	$174,387	$156,279

(1)    For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, amortization of intangible assets, charges or credits resulting from distressed customers, litigation settlements and investigation costs.

(2)    Primarily related to selling, general and administration functions.

Segment assets, consisting of accounts receivable, inventories and fixed assets, are substantially proportional to segment sales. Long-lived assets, net by geographic area is as follows:

	As of
	September 28, 2024	September 30, 2023
	(In thousands)
U.S. (country of domicile)	$175,562	$168,808
Mexico (>10% of total)	210,275	235,797
Other	230,230	228,231
Total	$616,067	$632,836

Location of long-lived assets was determined based on entities that owned the long-lived assets. No other individual foreign country accounted for more than 10% of the long-lived assets as of September 28, 2024 and September 30, 2023.

Note 14. Stock-Based Compensation

Stock-based compensation expense was recognized as follows:

	Year Ended
	September 28, 2024	September 30, 2023	October 1, 2022
	(In thousands)
Cost of sales	$17,493	$16,763	$14,065
Selling, general and administrative	38,867	32,781	25,037
Research and development	1,047	858	506
Total	$57,407	$50,402	$39,608

The Company grants restricted stock units (“RSUs”) and restricted stock units with performance conditions (“PSUs”) primarily to executive officers, directors and certain employees. These units vest over periods ranging from one year to four years and/or upon achievement of specified performance criteria, with associated compensation expense recognized ratably over the vesting period.

Generally, the Company’s PSUs vest contingent on achievement of cumulative non-GAAP earnings per share measured over three fiscal years. If a minimum threshold is not achieved during the measurement period, the PSUs will be cancelled. If a minimum threshold is achieved or exceeded, the number of shares of common stock that will be issued will range from 70% to 130% of the number of PSUs granted, depending on the extent of performance. Additionally, for certain grants, the number of shares that vest may be adjusted up or down by up to 15% based on the Company's total shareholder return relative to that of its peer group over this same period.

 Activity with respect to the Company’s RSUs and PSUs was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 2, 2021	2,954	32.21	1.23	113,591
Granted	1,644	40.54
Vested/Forfeited/Cancelled	(1,318)	30.42
Outstanding as of October 1, 2022	3,280	37.11	1.35	155,049
Granted	972	59.78
Vested/Forfeited/Cancelled	(1,371)	36.45
Outstanding as of September 30, 2023	2,881	45.07	1.14	150,547
Granted	1,444	50.81
Vested/Forfeited/Cancelled	(1,438)	40.73
Outstanding as of September 28, 2024	2,887	50.11	1.15	195,052
Expected to vest as of September 28, 2024	2,632	49.97	1.10	177,821

The fair value of RSUs that vested during the year was $66 million for 2024, $70 million for 2023 and $44 million for 2022. As of September 28, 2024, unrecognized compensation expense of $76 million is expected to be recognized over a weighted average period of 1.1 years.

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

The Company sponsors a deferred compensation plan for eligible employees that allows participants to defer payment of all or part of their compensation. Deferrals under this plan were immaterial. Assets associated with these plans were $47 million and $38 million as of September 28, 2024 and September 30, 2023, respectively. Liabilities associated with these plans were $47 million and $38 million as of September 28, 2024 and September 30, 2023, respectively. These amounts are recorded in other non-current assets and other long-term liabilities on the consolidated balance sheets.

Defined benefit plans covering certain employees in the United States and Canada were frozen in 2001. During 2022, the Board of Directors approved the termination of the Company's frozen U.S. defined benefit plan, effective July 3, 2022. In connection with this termination, the Company purchased a group annuity contract for $6 million during 2022 that provides for the administration of future payments to eligible plan participants. In addition, the Company recorded a pension settlement charge of $2 million during 2022, which includes the reclassification of unrecognized pension losses from accumulated other comprehensive income to other expense on the consolidated statements of income.

The Company provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company's defined benefit plans is September 28, 2024.

The funded status and plan assets for the non-U.S defined benefit plans and amount reported on the consolidated balance sheets were as follows:

	As of
	September 28, 2024	September 30, 2023
	(In thousands)
Plan Assets	$18,230	$17,307
Projected Benefit Obligation	57,307	52,670
Underfunded Status	$39,077	$35,363

Current Liabilities	$4,173	$3,147
Non-current liabilities	34,904	32,216
Total liabilities	$39,077	$35,363

The Company’s investment strategy is designed to help ensure that sufficient pension assets are available to pay benefits as they become due. Plan assets are invested in mutual funds that are valued using the net asset value that is quoted in active markets (Level 1 input). These plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of September 28, 2024, there were no significant concentrations of credit risk related to pension plan assets. All other amounts and assumptions were not material for any period presented herein.

Note 16. Strategic Transactions

India Joint Venture

In 2023, the Company entered into a joint venture transaction pursuant to which RSBVL acquired 50.1% of the outstanding shares of SIPL, the Company’s existing Indian manufacturing entity for $216 million of cash. The remaining 49.9% is held by the Company.

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

SIPL’s cash and cash equivalents balance of $200 million as of September 28, 2024 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2024. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 28, 2024 because of the material weaknesses in our internal control over financial reporting discussed below.

(b)    Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2024. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the material weaknesses described herein existed as of September 28, 2024. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of September 28, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We identified the following material weaknesses as of September 28, 2024:

As previously reported, we identified material weaknesses in the control environment at one of our divisions due to this division maintaining an inappropriate tone at the top. Specifically, division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process. Additionally, we did not maintain a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with our financial reporting requirements. These material weaknesses contributed to an additional material weakness that the division did not design and maintain effective controls over the quarterly contract estimate review process, which lead to the failure to timely and appropriately record adjustments to quarterly estimates.

These material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and for the quarterly fiscal periods included in such fiscal years and for the first fiscal quarter ended December 31, 2022. These material weaknesses also resulted in immaterial misstatements of our consolidated financial statements for the quarterly fiscal periods as of and for the periods ended April 1, 2023, July 1, 2023, September 30, 2023, June 29, 2024 and September 28, 2024. Additionally, each of these material weaknesses could result in misstatements of the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In connection with our financial reporting process for the fiscal year ending September 28, 2024, we identified an additional material weakness as the Company did not design and maintain effective controls to properly support and account for the transfer of control to its customers of certain raw materials inventory. This material weakness resulted in adjustments and immaterial misstatements to inventory, accounts payable and accrued liabilities as of September 28, 2024 and September 30,

2023, respectively. Additionally, this material weakness could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of September 28, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)    Status of Remediation of Material Weaknesses

Remediation of Previously Reported Material Weaknesses

Management plans to remediate the material weaknesses described above primarily by ensuring that relevant program management and finance personnel possess sufficient knowledge and experience and are sufficiently engaged to identify, escalate and drive closure of matters that could impact estimated long-term customer program costs and/or require the recording of additional expenses in the Company’s financial statements.

To date, management undertook the following remedial actions in conjunction with the above plan:

•Removed internal control over financial reporting responsibilities and representation from designated individuals and added new individuals for these responsibilities and representations.
•Conducted training sessions for all employees involved in the estimate at completion (“EAC”) process on ethics, reporting and fraud, as well as the importance of EACs to financial reporting.
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
•Engaged third-party consultants with extensive Aerospace and Defense experience and expertise to perform a comprehensive review of the division’s accounting and reporting functions, including performing an evaluation of the division’s policies and procedures.

These actions represent significant progress in addressing the material weaknesses. We plan to fully implement and operate the redesigned processes and procedures in the upcoming fiscal year and to begin testing the enhanced controls starting in the first quarter of fiscal 2025. The material weaknesses will not be considered formally remediated until these controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Remediation Plan for the Material Weakness Identified in Fiscal 2024

Management, with the oversight of the Audit Committee, intends to remediate the material weakness described above primarily by (i) updating the relevant accounting policy and procedures to be more prescriptive, (ii) enhancing the review processes applicable to evaluating whether the transfer of control of inventories has occurred or whether payments received from customers should be reported as a liability, (iii) establishing controls over the preparation and review of customer level inventory reconciliations, and (iv) training of sales, operations and finance personnel responsible for administering and accounting for customer-purchased inventory arrangements.

(d) Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

During the fiscal quarter ended September 28, 2024, the following director adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On August 30, 2024, Susan Johnson, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement (the “Plan”) with respect to the sale of up to 2,500 shares of common stock during the term of the Plan. The Plan terminates on December 31, 2025 or at such time all shares under the Plan are sold and is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Exchange Act.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended September 28, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts, Years Ended September 28, 2024, September 30, 2023 and October 1, 2022
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)     Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.
3.2(2)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.
3.3(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.
3.4(4)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.
3.5(5)	Amended and Restated Bylaws of the Registrant dated October 23, 2024.
3.6(6)	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.
3.7(7)	Certificate of Ownership and Merger as filed with the Secretary of State of Delaware effective November 15, 2012.
3.8	Intentionally omitted.
3.9 (35)	Certificate of Merger as filed with the Secretary of State of Delaware on October 3, 2016.
4.1(8)	Indenture, dated as of June 4, 2014, among Sanmina Corporation, certain subsidiaries of Sanmina Corporation as guarantors and U.S. Bank National Association as trustee.
4.5(9)	Description of the Registrant's Securities
10.1	Intentionally omitted
10.2(10)*	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.
10.3(11)*	Revised form of Officer and Director Indemnification Agreement.
10.4(12)*	2009 Incentive Plan, as amended on March 5, 2018.
10.5	Intentionally omitted
10.6(13)*	Form of Stock Option Agreement for use under the 2009 Incentive Plan.
10.7(14)*	Form of Restricted Stock Unit Agreement for use under the 2009 Incentive Plan.
10.8(15)*	Form of Restricted Stock Agreement for use under the 2009 Incentive Plan.
10.9(16)*	Form of Change of Control Severance Benefit Agreement.
10.10(17)*	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.
10.11(18)*	Form of Restricted Stock Unit Agreement under 2009 Incentive Plan for director grants.
10.12(19)
Purchase Agreement, dated as of May 20, 2014, by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation, as guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers.

10.13(20)	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.
10.14	Intentionally omitted
10.15(21)*	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan.
10.16(22)*	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan.
10.17	Intentionally omitted
10.18	Intentionally omitted
10.19(23)*	Fourth Amendment to the Sanmina Corporation Deferred Compensation Plan.
10.20(24)‡
Receivables Purchase Agreement, dated March 26, 2018, among Sanmina Corporation, the sellers and buyers from time to time party thereto and the Bank of Tokyo-Mitsubishi UFG, Ltd., as administrative agent.

10.21(25) ‡
Joinder and Amendment No. 1 to the Receivables Purchase Agreement dated June 25, 2018 among Sanmina Corporation, MUFG Bank Ltd. (formerly known as The Bank of Tokyo-Mitsubishi UFG, Ltd.), Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.22(12)*	Fifth Amendment to Sanmina Corporation Deferred Compensation Plan.

10.23(12)*	Sixth Amendment to Sanmina Corporation Deferred Compensation Plan.
10.24	Intentionally omitted
10.25	Intentionally omitted
10.26(12)±
Joinder Agreement and Amendment No. 2 to the Receivables Purchase Agreement, dated September 17, 2018, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.27(26)‡
Amendment No. 3 to the Receivables Purchase Agreement, dated December 21, 2018, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.28	Intentionally omitted
10.29(37)*	2019 Equity Incentive Plan, as amended
10.30(28)*	Form of Restricted Stock Unit Award Agreement for use under 2019 Equity Incentive Plan
10.31(28)*	Form of Stock Option Award Agreement for use under 2019 Equity Incentive Plan
10.32	Intentionally omitted
10.33(29) ±
Amendment No. 4 to the Receivables Purchase Agreement, dated April 3, 2019, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West and MUFG Bank Ltd., as administrative agent.

10.34	Intentionally omitted
10.35(30)	Separation and Release Agreement dated January 10, 2020 between Sanmina Corporation and Michael Clarke
10.36(31)	Separation and Release Agreement dated August 14, 2020 between Sanmina Corporation and Hartmut Liebel
10.37(32) ±	Amendment No. 5 to the Receivables Purchase Agreement, dated December 17, 2020, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A., Bank of the West
10.38(33) ±	Amendment No. 6 to the Receivables Purchase Agreement, dated November 24, 2021, among Sanmina Corporation, Sanmina-SCI Systems Pte. Ltd., MUFG Bank Ltd., Wells Fargo Bank N.A. and Bank of the West.
10.39(27)±
Share Subscription and Purchase Agreement dated as of March 3, 2022 by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd, AET Holdings Limited and Sanmina-SCI India Private Limited.

10.39.1(27)±
Joint Venture and Shareholders’ Agreement dated as of March 3, 2022 by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited.

10.39.2(27)±	Form of Management Services Agreement by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited.
10.39.3(27)±	Form of Business Transfer Agreement by and between Sanmina-SCI Technology India Private Limited and a wholly-owned subsidiary of Sanmina Corporation to be incorporated under the laws of India.
10.39.4(27)±	Form of Services Agreement by and between Sanmina Corporation and Sanmina-SCI India Private Limited.
10.39.5(27)±	Form of Services Agreement by and between Sanmina-SCI India Private Limited and Sanmina Corporation.
10.39.6(27)±	Form of IP and Know-How License Agreement by and between Sanmina Corporation and Sanmina-SCI India Private Limited.
10.39.7(27)±	Form of Trademark License Agreement among Sanmina Corporation and Sanmina-SCI India Private Limited.
10.40(34)
Fifth Amended and Restated Credit Agreement dated as of September 27, 2022 by and among Sanmina Corporation, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

10.41(34)
Second Amended and Restated Security Agreement dated as of September 27, 2022 by and among Sanmina Corporation, certain subsidiaries of Sanmina Corporation parties thereto and Bank of America, N.A., as Administrative Agent.

10.42(34)±
Joinder Agreement and Amendment No. 7 to the Receivables Purchase Agreement, dated as of July 8, 2022, among Sanmina Corporation, Sanmina-SCI Systems Singapore Pte. Ltd., Sanmina-SCI Systems Malaysia Sdn. Bhd., MUFG Bank Ltd., Wells Fargo Bank, N.A. and Bank of the West.

10.43(35)±
Receivables Purchase Agreement dated as of August 31, 2023 by and among Sanmina Corporation, as Seller, Servicer and Guarantor, the other Sellers and Servicers described therein, the buyers described therein and Truist Bank as Administrative Agent.

10.44(36)	Separation and Release Agreement dated December 13, 2023 between Sanmina Corporation and Kurt Adzema.
10.45(38)
Amendment No. 1, dated May 17, 2024, to the Receivables Purchase Agreement dated August 31, 2023, by and among Sanmina Corporation, as Seller, Servicer and Guarantor, the other Sellers and Servicers described therein, the buyers described therein and Truist Bank as Administrative Agent.

14.1(39)	Code of Business Conduct and Ethics of the Registrant.
19.1	Insider Trading Policy (filed herewith)
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).
31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1(40)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2(40)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1(35)*	Sanmina Corporation Policy for Reimbursement of Incentive Payments.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Compensatory plan in which an executive officer or director participates.
‡ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment and this exhibit has been filed separately with the SEC.
± Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, SEC File No. 000-21272, filed with the Securities and Exchange Commission (“SEC”) on December 24, 1996.
(2)	Incorporated by reference to Exhibit 3.1(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the SEC on May 11, 2001.
(3)	Incorporated by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-4, filed with the SEC on August 10, 2001.
(4)	Incorporated by reference to Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed with the SEC on December 21, 2001.
(5)	Incorporated by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K, filed with the SEC on October 29, 2024.
(6)	Incorporated by reference to Exhibit 3.6 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2009.
(7)	Incorporated by reference to Exhibit 3.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2012, filed with the SEC on November 21, 2012
(8)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 5, 2014.
(9)	Incorporated by reference to same numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC on November 8, 2019.
(10)	Incorporated by reference to Exhibit 10.74 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.

(11)	Incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008, filed with the SEC on August 4, 2008.
(12)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC on November 15, 2018.
(13)	Incorporated by reference to Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(14)	Incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(15)	Incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2009, filed with the SEC on May 5, 2009.
(16)	Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2010, filed with the SEC on February 5, 2010.
(17)	Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed with the SEC on January 31, 2014.
(18)	Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on April 28, 2014.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2014.
(20)	Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed with the SEC on July 24, 2015.
(21)	Incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(22)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC on November 19, 2015.
(23)	Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 13, 2017.
(24)	Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 filed with the SEC on May 2, 2018.
(25)	Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 filed with the SEC on August 3, 2018.
(26)	Incorporated by reference to the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first fiscal quarter ended December 29, 2018 filed with the SEC on February 7, 2019.
(27)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2022 filed with the SEC on May 4, 2022.
(28)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 filed with the SEC on May 2, 2019.
(29)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019 filed with the SEC on August 1, 2019.
(30)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2019 filed with the SEC on January 30, 2020.
(31)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020, filed with the SEC on November 13, 2020.
(32)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2021 filed with the SEC on February 4, 2021.
(33)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2022 filed with the SEC on February 2, 2022.
(34)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2022, filed with the SEC on November 10, 2022.
(35)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on November 16, 2023.
(36)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2023 filed with the SEC on January 31, 2024.
(37)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024 filed with the SEC on May 1, 2024.
(38)	Incorporated by reference to the same number exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024 filed with the SEC on July 31, 2024.

(39)	Incorporated by reference to the same numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021, filed with the SEC on November 12, 2021.
(40)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

    (c)    Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanmina Corporation (Registrant)
By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer
Date: November 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jure Sola and Jonathan Faust and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JURE SOLA	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2024
Jure Sola

/s/ JONATHAN FAUST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 27, 2024
Jonathan Faust

/s/ BRENT BILLINGER	Senior Vice President and Corporate Controller (Principal Accounting Officer)	November 27, 2024
Brent Billinger

/s/ SUSAN K. BARNES	Director	November 27, 2024
Susan K. Barnes

/s/ EUGENE A. DELANEY	Director	November 27, 2024
Eugene A. Delaney

/s/ DAVID V. HEDLEY III	Director	November 27, 2024
David V. Hedley III

/s/ SUSAN A. JOHNSON	Director	November 27, 2024
Susan A. Johnson

/s/ JOSEPH G. LICATA, Jr.	Director	November 27, 2024
Joseph G. Licata, Jr.

/s/ KRISH PRABHU	Director	November 27, 2024
Krish Prabhu

/s/ MARIO M. ROSATI	Director	November 27, 2024
Mario M. Rosati

/s/ MYTHILI SANKARAN	Director	November 27, 2024
Mythili Sankaran

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions			Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Deductions
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales Adjustments
Fiscal year ended October 1, 2022	$6,935	$7,978	$—	$—	$14,913
Fiscal year ended September 30, 2023	$14,913	$356	$—	$—	$15,269
Fiscal year ended September 28, 2024	$15,269	$(814)	$—	$—	$14,455

Valuation Allowance on Deferred Tax Assets
Fiscal year ended October 1, 2022	$115,258	$6,503	$—	$(3,551)	$118,210
Fiscal year ended September 30, 2023	$118,210	$361	$—	$(2,496)	$116,075
Fiscal year ended September 28, 2024	$116,075	$6,462	$—	$(1,502)	$121,035