Form 10-Q
period 2024-12-28
SANMINA CORP
filed 2025-01-28
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024
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
Yes ☐  No ☒
As of January 17, 2025, there were 54,325,319 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (Unaudited)

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 28, 2024	September 28, 2024
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$642,402	$625,860
Accounts receivable, net of allowances of approximately $8 million and $7 million as of December 28, 2024 and September 28, 2024, respectively	1,354,199	1,337,562
Contract assets	386,633	384,077
Inventories	1,425,869	1,443,629
Prepaid expenses and other current assets	67,347	79,301
Total current assets	3,876,450	3,870,429
Property, plant and equipment, net	605,073	616,067
Deferred income tax assets	153,246	160,703
Other assets	177,253	175,646
Total assets	$4,812,022	$4,822,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,391,649	$1,441,984
Accrued liabilities	107,665	132,513
Deferred revenue and customer advances	239,642	215,553
Accrued payroll and related benefits	126,483	133,129
Short-term debt, including current portion of long-term debt	17,500	17,500
Total current liabilities	1,882,939	1,940,679
Long-term liabilities:
Long-term debt	295,608	299,823
Other liabilities	212,283	220,835
Total long-term liabilities	507,891	520,658
Commitments and contingencies (Note 7)
Stockholders’ equity	2,421,192	2,361,508
Total liabilities and stockholders’ equity	$4,812,022	$4,822,845

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 28, 2024	December 30, 2023
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,006,348	$1,874,798
Cost of sales	1,838,433	1,713,958
Gross profit	167,915	160,840

Operating expenses:
Selling, general and administrative	70,845	64,785
Research and development	7,024	6,289
Restructuring	1,436	2,190
Total operating expenses	79,305	73,264

Operating income	88,610	87,576

Interest income	3,396	3,657
Interest expense	(5,001)	(8,412)
Other income (expense), net	(729)	(1,133)
Interest and other, net	(2,334)	(5,888)

Income before income taxes	86,276	81,688
Provision for income taxes	15,392	21,324
Net income before noncontrolling interest	70,884	60,364
Less: Net income attributable to noncontrolling interest	5,881	3,296
Net income attributable to common shareholders	$65,003	$57,068

Net income attributable to common shareholders per share:
Basic	$1.20	$1.01
Diluted	$1.16	$0.98

Weighted-average shares used in computing per share amounts:
Basic	54,206	56,538
Diluted	55,853	58,240

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 28, 2024	December 30, 2023
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$70,884	$60,364
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(6,628)	3,491
Derivative financial instruments:
Change in net unrealized amount	2,193	(4,225)
Amount reclassified into net income before noncontrolling interest	2,040	(2,587)
Defined benefit plans:
Changes in unrecognized net actuarial losses and unrecognized transition costs	273	106
Amortization of actuarial losses and transition costs	86	(125)
Total other comprehensive income (loss), net of tax	(2,036)	(3,340)
Comprehensive income before noncontrolling interest	$68,848	$57,024
Less: Net income attributable to noncontrolling interest	5,881	3,296
Comprehensive income attributable to common shareholders	$62,967	$53,728

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	December 28, 2024	December 30, 2023
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,576,899	$6,513,331
Issuances under stock plans	—	147
Stock-based compensation expense	15,292	12,585
Balance, end of period	6,592,191	6,526,063
Treasury Stock
Balance, beginning of period	(1,739,550)	(1,485,252)
Repurchases of treasury stock	(24,456)	(115,766)
Balance, end of period	(1,764,006)	(1,601,018)
Accumulated Other Comprehensive Income
Balance, beginning of period	66,741	70,879
Other comprehensive income (loss), net of tax	(2,036)	(3,340)
Balance, end of period	64,705	67,539
Accumulated Deficit
Balance, beginning of period	(2,707,472)	(2,930,008)
Net income attributable to common shareholders	65,003	57,068
Balance, end of period	(2,642,469)	(2,872,940)
Noncontrolling Interest
Balance, beginning of period	164,890	149,675
Net income attributable to noncontrolling interest	5,881	3,296
Balance, end of period	170,771	152,971
Total stockholders’ equity	$2,421,192	$2,272,615

Common Stock Shares Outstanding
Number of shares, beginning of period	113,117	111,550
Issuances under stock plans	255	413
Number of shares, end of period	113,372	111,963
Treasury Shares
Number of shares, beginning of period	(59,196)	(54,718)
Repurchases of treasury stock	(310)	(2,331)
Number of shares, end of period	(59,506)	(57,049)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 28, 2024	December 30, 2023
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$70,884	$60,364
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation	31,845	30,726
Stock-based compensation expense	15,292	12,585
Deferred income taxes	5,336	6,080
Other, net	526	(480)
Changes in operating assets and liabilities:
Accounts receivable	(18,613)	131,244
Contract assets	(2,556)	1,213
Inventories	15,747	87,207
Prepaid expenses and other assets	12,995	8,280
Accounts payable	(54,656)	(187,679)
Accrued liabilities and other	(36,951)	(23,983)
Deferred revenue and customer advances	24,089	468
Cash provided by operating activities	63,938	126,025

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,085)	(34,216)
Other, net	(136)	(600)
Cash used in investing activities	(17,221)	(34,816)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(4,375)	(12,820)
Proceeds from revolving credit facility borrowings	256,700	752,200
Repayments of revolving credit facility borrowings	(256,700)	(752,200)
Net proceeds from stock issuances	—	147
Repurchases of common stock	(24,456)	(115,766)
Cash used in financing activities	(28,831)	(128,439)

Effect of exchange rate changes	(1,344)	1,250
Increase (decrease) in cash and cash equivalents	16,542	(35,980)
Cash and cash equivalents at beginning of period	625,860	667,570
Cash and cash equivalents at end of period	$642,402	$631,590

Cash paid during the period for:
Interest, net of capitalized interest	$4,496	$7,535
Income taxes, net of refunds	$18,765	$20,122
Unpaid purchases of property, plant and equipment at the end of period	$22,436	$19,396

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 28, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 27, 2024.

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

Results of operations for the first quarter of 2025 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2025 and 2024 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Reclassification

Beginning in the first quarter of 2025, the Company has changed the presentation of deferred revenue and customer advances, which were previously included within accrued liabilities, to be a separate line item on the condensed consolidated balance sheets. Similarly, a separate line for the change in those amounts is presented on the condensed consolidated statements of cash flows. Accordingly, certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure, which will require additional disclosure of certain costs and expenses within the notes to the financial statements. The disclosure requirements are effective for the Company for annual reporting periods beginning in fiscal 2028 and for interim periods beginning in fiscal 2029, with early adoption permitted, and will be applied prospectively, with the option to apply retrospectively. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statement disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require the Company to disclose information about its reportable segment’s significant expenses and other segment items on an interim and annual basis. The disclosure requirements are effective for the Company in fiscal 2025, and for interim periods within the Company's fiscal 2026, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statement disclosures.

Note 2. Revenue Recognition

The Company has determined that revenue for the majority of its contracts is required to be recognized on an over time basis. This is primarily due to the fact that the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress and finished goods upon a customer’s cancellation of a contract for convenience. In certain circumstances, the Company recognizes revenue over time because its customer simultaneously receives and consumes the benefits provided by the Company’s services or the Company’s customer controls the end product as the Company performs manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. Revenue streams for which revenue is recognized on an over time basis include sales of vertically integrated manufacturing solutions (integrated manufacturing solutions and components); logistics and repair services; design, development and engineering services; and defense and aerospace programs. At least 95% of the Company’s revenue is recognized on an over time basis, which is as products are manufactured or services are performed. Because of this, and the fact that there is no work-in-progress or finished goods inventory associated with contracts since revenue is recognized on an over time basis, 99% or more of the Company’s inventory at the end of a given period is in the form of raw materials. For contracts for which revenue is required to be recognized at a point-in-time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

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

Changes in the Company’s estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
Revenue	(In thousands)
Favorable	$6,734	$5,867
Unfavorable	(552)	(4,370)
Net	$6,182	$1,497

	Three Months Ended
	December 28, 2024	December 30, 2023
Operating income	(In thousands)
Favorable	$6,946	$7,613
Unfavorable	(2,313)	(6,769)
Net	$4,633	$844

The following table presents revenue disaggregated by segment, market sector and geography.

	Three Months Ended
	December 28, 2024	December 30, 2023
	(In thousands)
Segments:
Integrated Manufacturing Solutions (“IMS”)	$1,611,115	$1,498,110
Components, Products and Services (“CPS”)	395,233	376,688
Total	$2,006,348	$1,874,798

End Markets:
Industrial, Medical, Defense and Aerospace, and Automotive	$1,269,338	$1,256,393
Communications Networks and Cloud Infrastructure	737,010	618,405
Total	$2,006,348	$1,874,798

Geography:
Americas (1)	$1,081,062	$960,386
APAC	695,573	612,056
EMEA	229,713	302,356
Total	$2,006,348	$1,874,798
(1)    Mexico represents approximately 67% and 61% of Americas net sales for the three months ended December 28, 2024 and December 30, 2023, respectively, and the U.S. represents approximately 31% and 36% of Americas net sales for the three months ended December 28, 2024 and December 30, 2023, respectively.

As an electronics manufacturing services company, the Company primarily provides manufacturing and related services for products built to its customers’ unique specifications. Therefore, it is impracticable for the Company to provide revenue from external customers for each product and service it provides.

Sales to the Company’s ten largest customers represent 50% of net sales. No customer represented 10% or more of our net sales for the three months ended December 28, 2024 and one customer represented 10% or more of our net sales for the three months ended December 30, 2023, which is primarily related to IMS.

Deferred Revenue and Customer Advances

As of December 28, 2024 and September 28, 2024, customer advances for raw materials inventory of $148 million and $151 million, respectively, were recorded under deferred revenue and customer advances in the condensed consolidated balance sheets. These customer advances received by the Company as an advance on customer-specific raw materials acquired at the customer’s request and are not designed as a financing arrangement and do not contain any interest or repayment terms.

Note 3. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 29% of cash and cash equivalents), accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of December 28, 2024. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s primary financial assets and financial liabilities measured at fair value on a recurring basis are deferred compensation plan assets and defined benefit plan assets, which are both measured using Level 1 inputs. Deferred compensation plan assets and liabilities were $50 million and $47 million as of December 28, 2024 and September 28, 2024, respectively. Defined benefit plan assets were $18 million as of September 28, 2024 and are measured at fair value only in the fourth quarter of each year. Other financial assets and financial liabilities measured at fair value on a recurring basis include foreign exchange contracts and interest rate swaps which are measured using Level 2 inputs. Interest rate swaps are valued based on a discounted cash flow analysis that incorporates observable market inputs such as interest rate yield curves and credit spreads. For currency contracts inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals. Foreign exchange contracts were not material as of December 28, 2024 or September 28, 2024.

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

The following table presents the location and fair values of derivative financial instruments included in our condensed consolidated balance sheets.

	As of
	December 28, 2024	September 28, 2024
	(In thousands)
Derivatives Designated as Accounting Hedges:
Prepaid expenses and other current assets	$2,538	$2,277
Other assets	$3,859	$21
Accrued liabilities	$374	$53
Other liabilities	$—	$1,771
Derivatives Not Designated as Accounting Hedges:
Prepaid expenses and other current assets	$2,648	$3,229
Accrued liabilities	$972	$2,265

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge foreign currency exposures:

	As of
	December 28, 2024	September 28, 2024

Derivatives Designated as Accounting Hedges:
Notional amount (in thousands)	$112,492	$117,015
Number of contracts	46	47
Derivatives Not Designated as Accounting Hedges:
Notional amount (in thousands)	$423,015	$366,425
Number of contracts	40	38

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

For derivative instruments that are designated and qualify as cash flow hedges, the Company excludes the change in the fair value of the contract related to the changes in the difference between the spot price and the forward price from its assessment of hedge effectiveness and recognizes these amounts, which are primarily related to time value, in earnings over the life of the derivative instrument. Gains or losses on the derivative not caused by changes in time value are recorded in accumulated other comprehensive income (“AOCI”), a component of equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount of gain or loss recognized in other comprehensive income on derivative instruments and the amount of gain or loss reclassified from AOCI into income were not material for any period presented herein and are included as components of cost of sales in the condensed consolidated statements of income.

The Company enters into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies. These contracts have maturities of up to two months and are not designated as accounting hedges. Accordingly, these contracts are marked-to-market at the end of each period with unrealized gains and losses recorded in other income (expense), net in the condensed consolidated statements of income. The amount of gains or losses associated with these forward contracts was not material for any period presented herein. From an economic perspective, the objective of the Company’s hedging program is for gains and losses on forward contracts to substantially offset currency gains and losses on the underlying hedged items. In addition to the contracts disclosed in the table above, the Company has numerous contracts that have been closed from an economic and financial accounting perspective and will settle early in the first month of the following quarter. Since these offsetting contracts do not expose the Company to risk of fluctuations in exchange rates, these contracts have been excluded from the above table.

Interest Rate Risk

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. Interest rate swaps with an aggregate notional amount of $300 million were outstanding as of both December 28, 2024 and September 28, 2024. The aggregate effective interest rate of these swaps as of December 28, 2024 was approximately 4.7%.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	December 28, 2024	September 28, 2024
	(In thousands)
Term Loan Due 2027, net of issuance costs	$313,108	$317,323
Less: Current portion of Term Loan Due 2027	17,500	17,500
Long-term debt	$295,608	$299,823

Term Loan maturities by fiscal year are as follows:

As of
December 28, 2024
(In thousands)
2025	$13,125
2026	21,875
2027	280,000
$315,000

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

There were no borrowings outstanding under the Credit Agreement as of December 28, 2024 or September 28, 2024. Additionally, as of December 28, 2024, $9 million of letters of credit was outstanding under the Credit Agreement and $791 million was available to borrow.

Foreign Short-term Borrowing Facilities

As of December 28, 2024, certain of the Company’s foreign subsidiaries had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. Finally, the debt agreements also include covenants that require the Company to file quarterly and annual financial statements with the SEC on a timely basis. The Company was in compliance with these covenants as of December 28, 2024.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheets are as follows:

	As of
	December 28, 2024	September 28, 2024
	(In thousands)
Other assets	$73,065	$77,612

Accrued liabilities	$22,454	$22,270
Other long-term liabilities	39,008	44,513
Total lease liabilities	$61,462	$66,783

Weighted average remaining lease term (in years)	11.84	13.93
Weighted average discount rate	4.2%	4.2%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
	(In thousands)
Operating lease expense (1)	$7,904	$8,172

Cash paid for operating lease liabilities	$6,297	$6,457
(1)     Includes immaterial amounts of short-term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of December 28, 2024, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2025	$18,676
2026	19,136
2027	15,071
2028	5,036
2029	1,081
Thereafter	8,099
Total lease payments	67,099
Less: imputed interest	5,637
Total	$61,462

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

Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended December 28, 2024 and December 30, 2023, the Company sold approximately $34 million and $407 million, respectively, of accounts receivable under these programs. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. Discounts on sold receivables were $0.4 million and $3 million for the three months ended December 28, 2024 and December 30, 2023, respectively, and were recorded in other income (expense), net in the condensed consolidated statements of income. As of December 28, 2024, no accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding. As of September 28, 2024, $34 million of accounts receivable sold under the RPA and subject to servicing by the Company remained outstanding and had not yet been collected. The Company’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as a servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables. There were no outstanding remittances for amounts collected as of December 28, 2024 and $3 million had been collected but not yet remitted as of September 28, 2024. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 28, 2024 and September 28, 2024, the Company had estimated liabilities of $37 million and $39 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

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

In June 2008, the Company was named by the Orange County Water District in a suit alleging that a predecessor company’s actions at a plant the Company sold in 1998 contributed to polluted groundwater managed by the plaintiff. The complaint seeks recovery of compensatory and other damages, as well as declaratory relief, for the payment of costs necessary to investigate, monitor, remediate, abate and contain contamination of groundwater. In April 2013, all claims against the Company were dismissed. The plaintiff appealed this dismissal and the Court of Appeal reversed the judgment in August 2017, remanding the case back to the Superior Court of California for trial. The trial against the Company and several other defendants commenced in April 2021 and the submission of evidence concluded in May 2022. On April 3, 2023, the court published a statement of decision finding the Company and other remaining defendants liable for certain past investigation costs incurred by the plaintiff. Subsequent proceedings to assess the Company’s and other defendants’ liability for the plaintiff’s future remediation and other costs, including attorneys’ fees, were expected. However, without admitting any liability, in August 2024, the Company and plaintiff agreed to settle this matter and all pending litigation in exchange for the Company’s payment to the plaintiff of $3 million, which amount was paid during the fiscal quarter ended December 28, 2024.

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York to collect unpaid accounts receivable and net obsolete inventory obligations now totaling $9 million (exclusive of interest and attorneys’ fees). On the same day the Company filed its suit, Dialight commenced its own action in the same court. Dialight alleged that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“MSA”) and then allegedly committed multiple, willful breaches of contract when performing under the MSA. A trial took place in September 2024 and the jury awarded the Company $9 million on its claims and rejected Dialight’s claims for fraudulent inducement and willful breach of contract and awarded Dialight $1 million for breach of contract. The parties filed post-trial motions in October 2024, including a motion by the Company for prejudgment interest and its costs and expenses of the suit, and a motion by Dialight for pre-judgment and post-judgment interest, its costs and expenses of the suit and for a new trial. On January 22, 2025, the parties signed a term sheet agreeing in principle to resolve conclusively all pending claims and disputed issues through a series of payments by Dialight to the Company over the next two years totaling $12 million, and no payments by the Company to Dialight. Pursuant to the term sheet, the settlement is conditioned upon the parties entering into a definitive settlement agreement on or before March 31, 2025.

In May 2023, Sanmina Corporation and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ”) pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplement several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina Corporation employees beginning in August 2020, pursuant to which SCI produced documents and information and certain of the current and former employees provided oral testimony. Sanmina and SCI cooperated with the DOJ investigation. On May 13, 2024, the Company learned that United States of America ex rel. Carl R. Eckert v. SCI Technology, Inc. et al. (the “Eckert Qui Tam Suit”) had been filed under seal in June 2020, and is now unsealed. On May 13, 2024, the Company also learned that the DOJ had filed a notice in the Eckert Qui Tam Suit stating that, while its investigation would continue, it was declining to intervene at the current time. The Eckert Qui Tam Suit, filed by a former SCI employee, alleges on behalf of the United States, 16 FCA counts that relate substantially to the same contracts and issues that the DOJ has investigated over the past four years, including making false certifications under the Truth in Negotiations Act and Cost Accounting Standards, submitting false cost and pricing data, fraudulently inducing the government to award contracts and violations of the Service Contract Act. The complaint alleges such claimed violations defrauded the government in an amount approximating $100 million. The complaint seeks, on behalf of the government, treble damages, civil penalties and interest payable thereon. On October 7, 2024, Sanmina and SCI filed a motion to dismiss the Eckert Qui Tam Suit. At a January 24, 2025 hearing on the motion, the court dismissed with prejudice two of the counts, and granted the plaintiff leave to file an amended complaint as to the remaining counts. Sanmina and SCI intend to continue to defend vigorously against the claims made in the Eckert Qui Tam Suit. The Company is unable to predict the ultimate outcome of the Eckert Qui Tam Suit, although a loss is currently not considered to be probable or estimable.

On November 14, 2023, employee Gerardo Ramirez filed two lawsuits against the Company in the Alameda County Superior Court (together, the “Ramirez Cases”). The first, a putative class action, alleges violations of various California Labor Code and Wage Order requirements, including provisions governing overtime, meal and rest periods, minimum wage requirements, payment of wages during employment, wage statements, payroll records, and reimbursement of business expenses. The class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company within the State of California at any time between March 1, 2021 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. The second action, a complaint under California’s Private Attorneys General Act of 2004 (“PAGA”), alleges substantially similar violations and a violation of the provision governing payment of final wages and seeks penalties individually and on behalf of the State of California and other “aggrieved employees,” along with attorneys’ fees and costs. On May 16, 2024 and June 14, 2024, former employee Carlos Lobatos filed class and PAGA actions in the Santa Clara County Superior Court (the “Lobatos Cases”) alleging violations substantially similar to the violations in the Ramirez Cases, and, in the case of the Lobatos PAGA action, additional violations related to sick leave, suitable rest facilities, seating, failure to retain and provide employment and payroll records, reporting time pay, day of rest rules, payroll deductions, paid time off, and various unlawful employment practices. The Lobatos class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between May 16, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. On August 12, 2024, former employee Mando Gomez filed a class and PAGA action in the Alameda County Superior Court (the “Gomez Case”)

alleging violations substantially similar to the violations in the Ramirez Cases. The Gomez Case seeks certification of a class of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between August 12, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. On September 20, 2024 and November 26, 2024, former employee Frank J. Leon Guerrero filed class and PAGA actions in the Alameda County Superior Court (the “Guerrero Cases”) alleging violations substantially similar to the violations in the Ramirez Cases. The Guerrero class action seeks certification of several classes comprised of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between September 20, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre- and post-judgment interest, and costs of suit. The Company expects the Lobatos Cases, the Gomez Case, and the Guerrero Cases to be related to or consolidated with the Ramirez Cases and intends to defend all such cases vigorously.

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

The Company’s provision for income taxes for the three months ended December 28, 2024 and December 30, 2023 was $15 million (18% of income before taxes) and $21 million (26% of income before taxes), respectively. The tax rate was lower for the three months ended December 28, 2024 primarily due to favorable discrete tax events, including a $3 million benefit from a change in tax law, and an approximately $2 million benefit from other discrete tax items.

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

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries, including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules began to be effective for the Company in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect the Company’s provision for income taxes. These tax law changes did not have a material impact on the Company’s financial statements for the three months ended December 28, 2024 and are not expected to have a material impact on the Company’s financial statements for the remainder of fiscal 2025.

Note 9. Stockholders’ Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 28, 2024	September 28, 2024
	(In thousands)
Foreign currency translation adjustments	$66,608	$73,236
Unrealized holding gains on derivative financial instruments	4,499	266
Unrecognized net actuarial losses and transition costs for benefit plans	(6,402)	(6,761)
Total	$64,705	$66,741

Stock Repurchase Programs

During the three months ended December 28, 2024 and December 30, 2023, the Company repurchased 0.2 million and 2 million shares of its common stock for $16 million and $106 million, respectively, under stock repurchase programs authorized by the Board of Directors. Subsequent to the end of the first quarter of 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock in the open market or in negotiated private transactions. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of December 28, 2024, an aggregate of $37 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.1 million and 0.2 million shares of its common stock during the three months ended December 28, 2024 and December 30, 2023, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $8 million and $10 million for the three months ended December 28, 2024 and December 30, 2023, respectively, to applicable tax authorities in connection with these repurchases.

Noncontrolling Interest

During the first quarter of 2023, the Company entered into a joint venture transaction pursuant to which Reliance Strategic Business Ventures Limited acquired 50.1% of the outstanding shares of Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity. The remaining 49.9% of the outstanding shares of SIPL is held by the Company. The Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. SIPL’s cash and cash equivalents balance of $230 million as of December 28, 2024 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

Note 10. Business Segment

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended
	December 28, 2024	December 30, 2023
	(In thousands)
Gross sales:
IMS	$1,623,437	$1,505,521
CPS	415,685	394,271
Intersegment revenue	(32,774)	(24,994)
Net sales	$2,006,348	$1,874,798

Gross profit:
IMS	$127,965	$113,800
CPS	52,127	51,090
Total	180,092	164,890
Unallocated corporate items (1)	(12,177)	(4,050)
Total	$167,915	$160,840

(1)    For purposes of evaluating segment performance, management excludes certain items from its measures of gross profit. These items consist of stock-based compensation expense, litigation settlements and charges resulting from distressed customers.

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$65,003	$57,068

Denominator:
Weighted average common shares outstanding	54,206	56,538
Effect of dilutive stock options and restricted stock units	1,647	1,702
Denominator for diluted earnings per share	55,853	58,240

Net income attributable to common shareholders per share:
Basic	$1.20	$1.01
Diluted	$1.16	$0.98

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of the COVID-19 pandemic and future outbreaks on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs and export controls on our business; any statements relating to future tax rates and our expectations concerning developments in the audit by the IRS of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report received by us in November 2023; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

Sanmina Corporation and its subsidiaries (“Sanmina”, the “Company”, “we” or “us”) operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2025 and 2024 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue for the three months ended December 28, 2024. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

Sales to our ten largest customers represent 50% of net sales. Net sales from these customers are derived from multiple segments. No customers represented 10% or more of our net sales for the three months ended December 28, 2024 and one customer represented 10% or more of our net sales for the three months ended December 30, 2023.

Trends and Uncertainties

We believe our end-to-end manufacturing solutions combined with our global supply chain management expertise differentiate us from our competitors and enable us to better serve the needs of OEMs. However, our business faces many challenges. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche product, service or end market. Although we believe we are well-positioned in each of our key end markets and offer many advantages compared to our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, we are impacted by macroeconomic challenges, such as inflation, supply chain constraints, foreign currency fluctuations, high interest rates, market volatility, recession concerns, tariffs and other factors, that have been and could be in the future exacerbated by geopolitical conflicts such as the war in Ukraine and conflict in the Middle East, changes in trade policies. For example, the current U.S. presidential administration has indicated that a broad increase in tariffs on all imported components is possible. Although supply chain constraints have been easing, we expect headwinds to our revenue growth due to these factors to persist in 2025 due to customers continuing to absorb their finished goods inventory in some of our end markets.

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

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 filed with the SEC on November 27, 2024.

Results of Operations

Key Operating Results

	Three Months Ended
	December 28, 2024	December 30, 2023
	(In thousands)
Net sales	$2,006,348	$1,874,798
Gross profit	$167,915	$160,840
Operating income	$88,610	$87,576
Net income attributable to common shareholders	$65,003	$57,068

Net Sales

Sales by end market were as follows:

	Three Months Ended
	December 28, 2024	December 30, 2023	Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Aerospace, and Automotive	$1,269,338	$1,256,393	$12,945	1.0%
Communications Networks and Cloud Infrastructure	737,010	618,405	118,605	19.2%
Total	$2,006,348	$1,874,798	$131,550	7.0%

Net sales increased 7.0% in the three months ended December 28, 2024 compared to the three months ended December 30, 2023, primarily due to new program wins in our telecommunications and automotive end markets.

Gross Margin

Gross margin decreased to 8.4% for the three months ended December 28, 2024 from 8.6% for the three months ended December 30, 2023. IMS gross margin increased to 7.9% for the three months ended December 28, 2024 from 7.6% for the three months ended December 30, 2023, primarily due to improved operating efficiencies as well as favorable customer mix. CPS gross margin decreased to 12.5% for the three months ended December 28, 2024 from 13.0% for the three months ended December 30, 2023, primarily due to an unfavorable mix.

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

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 28, 2024 and December 30, 2023 were $71 million and $65 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.5% for each of the three months ended December 28, 2024 and December 30, 2023. The increase in absolute dollars was primarily due to higher professional fees and higher stock compensation expense from new equity grants.

Provision for Income Taxes

Our provision for income taxes for the three months ended December 28, 2024 and December 30, 2023 was $15 million (18% of income before taxes) and $21 million (26% of income before taxes), respectively. The tax rate was lower for the three months ended December 28, 2024, primarily due to favorable discrete tax events, including a $3 million benefit from a change in tax law, and an approximately $2 million benefit from other discrete tax items.

Liquidity and Capital Resources

	Three Months Ended
	December 28, 2024	December 30, 2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$63,938	$126,025
Investing activities	(17,221)	(34,816)
Financing activities	(28,831)	(128,439)
Effect of exchange rate changes on cash and cash equivalents	(1,344)	1,250
Increase (decrease) in cash and cash equivalents	$16,542	$(35,980)

Key Working Capital Management Measures

	As of
	December 28, 2024	September 28, 2024
Days sales outstanding (1)	60	56
Contract asset days (2)	17	18
Inventory turns (3)	5.1	5.2
Days inventory on hand (4)	71	70
Accounts payable days (5)	70	71
Cash cycle days (6)	78	73

(1)    Days sales outstanding (a measure of how quickly we collect our accounts receivable), or “DSO”, is calculated as the ratio of the average of accounts receivable, net, at the end of the current and prior quarter, to the average daily net sales for the quarter.

(2)    Contract asset days (a measure of how quickly we transfer contract assets to accounts receivable) is calculated as the ratio of the average of contract assets at the end of the current and prior quarter, to the average daily net sales for the quarter.

(3)    Inventory turns (annualized) (a measure of how quickly we sell inventory) is calculated as the ratio of four times our cost of sales for the quarter to the average inventory at the end of the current and prior quarter.

(4)    Days inventory on hand (a measure of how quickly we turn inventory into sales) is calculated as the ratio of the average inventory at the end of the current and prior quarter to the average daily cost of sales for the quarter.

(5)    Accounts payable days (a measure of how quickly we pay our suppliers), or “DPO”, is calculated as the ratio of 365 days divided by accounts payable turns, in which accounts payable turns is calculated as the ratio of four times our cost of sales for the quarter to average accounts payable as at the end of the current and prior quarter.

(6)    Cash cycle days (a measure of how quickly we convert investments in inventory to cash) is calculated as days inventory on hand plus days sales outstanding and contract assets days minus accounts payable days.

Cash and cash equivalents were $642 million at December 28, 2024 and $626 million at September 28, 2024. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $2.0 billion and $1.9 billion as of December 28, 2024 and September 28, 2024, respectively.

Net cash provided by operating activities was $64 million and $126 million for the three months ended December 28, 2024 and December 30, 2023, respectively. Our working capital metrics tend to fluctuate from quarter to quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the three months ended December 28, 2024, we generated $124 million of cash primarily from earnings, excluding non-cash items, and used $60 million of cash due primarily to decreases in accounts payable and accrued liabilities and other, partially offset by an increase in deferred revenue and customer advances. The decrease in accounts payable was primarily attributable to lower inventory receipts. The increase in deferred revenue and customer advances was due primarily to increased customer advances against raw materials inventory.

During the three months ended December 30, 2023, we generated $109 million of cash primarily from earnings, excluding non-cash items, and generated $17 million of cash primarily due to decreases in accounts receivable and inventory, which were partially offset by a decrease in accounts payable. The decreases in accounts receivable, inventory and accounts payable were primarily attributable to a decrease in business volume.

Net cash used in investing activities was $17 million and $35 million for the three months ended December 28, 2024 and December 30, 2023, respectively, primarily related to cash for capital expenditures.

Net cash used in financing activities was $29 million and $128 million for the three months ended December 28, 2024 and December 30, 2023, respectively. During the three months ended December 28, 2024, we used $24 million of cash to repurchase common stock (including $8 million payment to tax authorities for stock-based compensation activity) and repayment of $4 million of borrowings. During the three months ended December 30, 2023, we used $116 million of cash to repurchase common stock (including $10 million paid to applicable tax authorities in connection with these repurchases) and repayment of $13 million of borrowings.

Other Liquidity Matters

During the three months ended December 28, 2024 and December 30, 2023, we repurchased 0.2 million and 2 million shares of our common stock for $16 million and $106 million, respectively, under stock repurchase programs authorized by the Board of Directors. Subsequent to the end of the first quarter of 2025, our Board of Directors authorized the repurchase of up to $300 million of our common stock in the open market or in negotiated private transactions. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As of December 28, 2024, an aggregate of $37 million remained available under these programs.

We are party to a Receivables Purchase Agreement, as amended (the “RPA”), with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), the percentage of our total accounts receivable that can be sold and outstanding at any time is 50%. Therefore, as of December 28, 2024, a maximum of $490 million of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the three months ended December 28, 2024 and December 30, 2023, we sold approximately $34 million and $407 million, respectively, of accounts receivable under these programs. As of December 28, 2024, no accounts receivable sold under the RPA and subject to servicing by us remained outstanding. As of September 28, 2024, $34 million of accounts receivable sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. There were no outstanding remittances for amounts collected as of December 28, 2024 and $3 million had been collected but not yet remitted as of September 28, 2024. This amount is classified in accrued liabilities on the condensed consolidated balance sheets.

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

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of December 28, 2024, we had accrued liabilities of $37 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of December 28, 2024, we had a liability of $55 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $64 million of cash from operations for the three months ended December 28, 2024. Our primary sources of liquidity as of December 28, 2024 consisted of (1) cash and cash equivalents of $642 million (an aggregate of $230 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, that may not be used for general corporate purposes and must be retained in SIPL to fund its operations); (2) our Credit Agreement, under which $791 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Credit Agreement up to an additional $200 million.

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

As of December 28, 2024, 32% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations, which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Information regarding our contractual obligations was provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. There were no material changes in our contractual obligations as of December 28, 2024.

Off-Balance Sheet Arrangements

As of December 28, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2024.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 28, 2024 because of the material weaknesses in our internal control over financial reporting discussed below.

(b) Material Weaknesses in Internal Control Over Financial Reporting and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

Status of the Remediation of Material Weaknesses Identified in Fiscal 2023

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

These material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended October 3, 2020, October 2, 2021 and October 1, 2022 and for the quarterly fiscal periods included in such fiscal years and for the first fiscal quarter ended December 31, 2022. These material weaknesses also resulted in immaterial misstatements of our consolidated financial statements for the quarterly fiscal periods as of and for the periods ended April 1, 2023, July 1, 2023, September 30, 2023, June 29, 2024, and September 28, 2024. Additionally, each of these material weaknesses could result in misstatements of the accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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
Beginning this fiscal quarter, the division has fully begun redesigning and implementing processes and procedures over quarterly contract estimates and resulting adjustments to the estimates. The material weaknesses will not be considered formally remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Plan and Status of Remediation of Material Weakness Identified in Fiscal 2024

In connection with our financial reporting process for the fiscal year ended September 28, 2024, we identified a material weakness as the Company did not design and maintain effective controls to properly support and account for the transfer of control to its customers for certain raw materials inventory. This material weakness resulted in adjustments and immaterial misstatements to inventory, accounts payable and accrued liabilities as of September 28, 2024 and September 30, 2023, respectively. Additionally, this material weakness could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management plans to remediate the material weakness described above primarily by ensuring the relevant procedures are prescriptive and better understood regarding whether the transfer of controls of inventories has occurred or advances received from customers should be reported as a liability. This will be accomplished through detailed trainings and guidance to the sales, operations and finance personnel. Further, the review controls and procedures will be enhanced to validate transfer of control and customer level inventory reconciliations.

To date, management undertook the following remedial actions in conjunction with the above plan:

•Provided detailed training sessions to sales, operations and finance personnel to ensure they have sufficient expertise and knowledge on evaluating transfer of control of inventories and applying the appropriate accounting.
•Began enhancing the review controls and procedures to ensure validation of transfer of control and customer level inventory reconciliations are substantiated by appropriate documentation.

We believe these measures once designed and implemented will remediate the material weakness in internal control over financial reporting described above. The material weaknesses will not be considered formally remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

(c) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We realize a substantial portion of our revenue from communications equipment customers. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of substantially reducing our revenue and net income. In addition, recent customer finished goods inventory adjustments reduced demand for our services from this end market, negatively impacting our revenue in the first three months of fiscal 2025. There can be no assurance when this adjustment will be complete or that we will not experience declines in demand in this or in other end markets in the future.

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

Over the past five years, our supply chain has been significantly impacted by interruptions in supplier and port operations resulting from the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components following the easing of COVID-19 restrictions, and geopolitical events, such as the war in Ukraine and the conflict in the Middle East. As a result, we have experienced and continue to experience delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions have limited and may continue to limit our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted and may continue to result in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a limited number of sole source suppliers to provide key components that we incorporate into our products. In the case of semiconductors, most third-party manufacturing is concentrated among a small number of suppliers located in the same geographic area. Although conditions have generally improved, we expect some level of delays and shortages to continue to persist in some form in the short to medium term. Any such delays or shortages, including due to natural disasters or geopolitical issues or conflicts, could result in delays in shipments to our customers, which would reduce our revenue, margins and operating cash flow for the periods affected.

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

Although we maintain significant manufacturing capacity in the U.S., the majority of our manufacturing operations are located outside the U.S. The U.S., China, the E.U. and several other countries have imposed tariffs on certain imported products. In particular, the U.S. has imposed tariffs impacting certain components and products imported from China by us into the U.S. These tariffs apply to both components imported into the U.S. from China for use in the manufacture of products at our U.S. plants and to certain of our customers’ products that we manufacture for them in China and that are then imported into the U.S. Any decision by a large number of our customers to cease using our manufacturing services due to the application of tariffs would materially reduce our revenue and net income. The current U.S. presidential administration has indicated that a broad increase in tariffs on all imported components is possible. Our gross margins would be reduced in the event we are for any reason unable to pass on any tariffs that we incur to our customers. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products, our gross margins would be reduced in the event we are for any reason unable to recover tariffs or duties from our customers. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which would adversely impact our operating cash flow in a given period.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner. For example, as disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, and Item 4 of this report, we have identified several material weaknesses in the control environment at one of our divisions and a material weakness in our internal controls over accounting for certain payments received for inventory.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory levels, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, the amount available to borrow under the Credit Agreement, and the amount of accounts receivable eligible and accepted for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. The sale of receivables under our factoring programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired. In addition, because the interest rate we pay for borrowings under the Credit Agreement and the interest rate used to calculate the purchase price for receivables under our factoring programs are variable, the currently high interest rates resulting from actions taken by the Federal Reserve to reduce inflation both increases the amount of interest expense we pay, which reduces net income, and also reduces the amount of proceeds we receive from purchasers under our receivables factoring program, which reduces operating cash flow.

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

As of December 28, 2024, approximately 65% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective income tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. International initiatives require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. In connection with one such audit, on November 17, 2023, we received a Revenue Agent’s Report (“RAR”) from the Internal Revenue Service (the “IRS”), which asserted an underpayment of tax of approximately $8 million for fiscal 2009. The proposed underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction previously taken by us. We disagree with the IRS’s position as asserted in the RAR and are vigorously contesting this matter through the applicable IRS administrative and judicial procedures, as appropriate. However, an adverse result in this matter or additional developments in these or future audits would adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in a material increase to our income tax expense and therefore a material decrease in our net income and could have a material adverse impact on our condensed consolidated financial statements. Further, as of September 28, 2024, we have cumulative net operating loss carryforwards (“NOLs”) for state and foreign tax purposes of $255 million and $446 million, respectively, and none for federal. The state NOLs began expiring in fiscal 2025, and expire at various dates through September 26, 2043. Certain foreign NOLs began expiring in fiscal 2025. As our NOLs expire, our state income tax rates will increase, which will reduce our net income.

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

In addition, we have in the past recorded, and may be required to record in the future, goodwill and other intangible assets in connection with any future acquisitions. We evaluate, at least on an annual basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of our goodwill and other intangible assets may no longer be recoverable. Should we determine in the future that our goodwill or other intangible assets have become impaired, an impairment charge to earnings would become necessary, which could be significant. For example, during our fiscal 2018 annual goodwill impairment analysis, we fully impaired goodwill of $31 million associated with the acquisition of a storage software business we purchased in 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the first quarter of 2025:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
September 29, 2024 through October 26, 2024	6,296	$64.87	6,296	$52,497,729
Month #2
October 27, 2024 through November 23, 2024	—	$—	—	$52,497,729
Month #3
November 24, 2024 through December 28, 2024	200,000	$79.64	200,000	$36,569,591
Total	206,296	$79.19	206,296

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission or excise tax payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

(3)     During the third quarter of fiscal 2023, our Board of Directors authorized us to repurchase up to $200 million of our common stock in the open market or in negotiated private transactions. On January 24, 2025, subsequent to our first quarter of 2025, our Board of Directors authorized the repurchase of up to $300 million of our common stock. These programs have no expiration date.

Item 5. Other Information

During the quarter ended December 28, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	January 28, 2025

		By:	/s/ JONATHAN FAUST
Jonathan Faust
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	January 28, 2025