Form 10-Q
period 2025-03-29
SANMINA CORP
filed 2025-04-28
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025
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
Yes ☐  No ☒
As of April 21, 2025, there were 53,463,807 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (Unaudited)

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 29, 2025	September 28, 2024
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$647,141	$625,860
Accounts receivable, net of allowances of approximately $9 million and $7 million as of March 29, 2025 and September 28, 2024, respectively	1,383,116	1,337,562
Contract assets	384,629	384,077
Inventories	1,548,093	1,443,629
Prepaid expenses and other current assets	104,080	79,301
Total current assets	4,067,059	3,870,429
Property, plant and equipment, net	608,749	616,067
Deferred income tax assets	155,685	160,703
Other assets	135,139	175,646
Total assets	$4,966,632	$4,822,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,351,087	$1,441,984
Accrued liabilities	125,655	132,513
Deferred revenue and customer advances	443,983	215,553
Accrued payroll and related benefits	134,879	133,129
Short-term debt, including current portion of long-term debt	17,500	17,500
Total current liabilities	2,073,104	1,940,679
Long-term liabilities:
Long-term debt	291,394	299,823
Other liabilities	206,564	220,835
Total long-term liabilities	497,958	520,658
Commitments and contingencies (Note 7)
Stockholders’ equity	2,395,570	2,361,508
Total liabilities and stockholders’ equity	$4,966,632	$4,822,845

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,984,080	$1,834,595	$3,990,428	$3,709,393
Cost of sales	1,807,845	1,679,838	3,646,278	3,393,796
Gross profit	176,235	154,757	344,150	315,597

Operating expenses:
Selling, general and administrative	76,313	69,199	147,158	133,984
Research and development	7,316	6,323	14,340	12,612
Restructuring	990	3,274	2,426	5,464
Total operating expenses	84,619	78,796	163,924	152,060

Operating income	91,616	75,961	180,226	163,537

Interest income	3,723	3,412	7,119	7,069
Interest expense	(4,979)	(8,218)	(9,980)	(16,630)
Other income (expense), net	(1,955)	3,276	(2,684)	2,143
Interest and other, net	(3,211)	(1,530)	(5,545)	(7,418)

Income before income taxes	88,405	74,431	174,681	156,119
Provision for income taxes	17,890	19,122	33,282	40,446
Net income before noncontrolling interest	70,515	55,309	$141,399	$115,673
Less: Net income attributable to noncontrolling interest	6,307	2,824	12,188	6,120
Net income attributable to common shareholders	$64,208	$52,485	$129,211	$109,553

Net income attributable to common shareholders per share:
Basic	$1.18	$0.94	$2.38	$1.95
Diluted	$1.16	$0.93	$2.32	$1.91

Weighted-average shares used in computing per share amounts:
Basic	54,405	55,585	54,304	56,062
Diluted	55,511	56,669	55,681	57,470

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$70,515	$55,309	$141,399	$115,673
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	4,131	(1,707)	(2,497)	1,784
Defined benefit pension plans	(28)	147	331	128
Derivative financial instruments:
Change in net unrealized amount	(2,134)	4,328	59	103
Amount reclassified into net income before noncontrolling interest	(244)	(774)	1,796	(3,361)
Total other comprehensive income (loss), net of tax	1,725	1,994	(311)	(1,346)
Comprehensive income before noncontrolling interest	$72,240	$57,303	$141,088	$114,327
Less: Net income attributable to noncontrolling interest	6,307	2,824	12,188	6,120
Comprehensive income attributable to common shareholders	$65,933	$54,479	$128,900	$108,207

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,592,191	$6,526,063	$6,576,899	$6,513,331
Issuances under stock plans	—	146	—	293
Stock-based compensation expense	15,790	14,651	31,082	27,236
Balance, end of period	6,607,981	6,540,860	6,607,981	6,540,860
Treasury Stock
Balance, beginning of period	(1,764,006)	(1,601,018)	(1,739,550)	(1,485,252)
Repurchases of treasury stock	(84,340)	(1,401)	(100,453)	(107,898)
Tax withholding on stock-based compensation	(29,312)	(16,222)	(37,655)	(25,491)
Balance, end of period	(1,877,658)	(1,618,641)	(1,877,658)	(1,618,641)
Accumulated Other Comprehensive Income
Balance, beginning of period	64,705	67,539	66,741	70,879
Other comprehensive income (loss), net of tax	1,725	1,994	(311)	(1,346)
Balance, end of period	66,430	69,533	66,430	69,533
Accumulated Deficit
Balance, beginning of period	(2,642,469)	(2,872,940)	(2,707,472)	(2,930,008)
Net income attributable to common shareholders	64,208	52,485	129,211	109,553
Balance, end of period	(2,578,261)	(2,820,455)	(2,578,261)	(2,820,455)
Noncontrolling Interest
Balance, beginning of period	170,771	152,971	164,890	149,675
Net income attributable to noncontrolling interest	6,307	2,824	12,188	6,120
Balance, end of period	177,078	155,795	177,078	155,795
Total stockholders’ equity	$2,395,570	$2,327,092	$2,395,570	$2,327,092

Common Stock Shares Outstanding
Number of shares, beginning of period	113,372	111,963	113,117	111,550
Issuances under stock plans	990	885	1,245	1,298
Number of shares, end of period	114,362	112,848	114,362	112,848
Treasury Shares
Number of shares, beginning of period	(59,506)	(57,049)	(59,196)	(54,718)
Repurchases of treasury stock	(1,405)	(351)	(1,715)	(2,682)
Number of shares, end of period	(60,911)	(57,400)	(60,911)	(57,400)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 29, 2025	March 30, 2024
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$141,399	$115,673
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation	60,053	61,000
Stock-based compensation expense	31,082	27,236
Deferred income taxes	4,534	7,959
Other, net	(541)	1,624
Changes in operating assets and liabilities:
Accounts receivable	(48,214)	92,339
Contract assets	(552)	(3,662)
Inventories	(105,066)	94,341
Prepaid expenses and other assets	22,367	(3,984)
Accounts payable	(95,801)	(172,761)
Deferred revenue and customer advances	228,430	17,128
Accrued liabilities and other	(16,895)	(38,551)
Cash provided by operating activities	220,796	198,342

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(47,796)	(63,827)
Purchases of investments	(14,640)	(1,300)
Proceeds from sale of investments	49,309	—
Other, net	228	—
Cash used in investing activities	(12,899)	(65,127)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(8,750)	(17,195)
Proceeds from revolving credit facility borrowings	400,700	1,410,300
Repayments of revolving credit facility borrowings	(400,700)	(1,410,300)
Net proceeds from stock issuances	—	293
Repurchases of common stock	(100,453)	(107,898)
Payments for tax withholding on stock-based compensation	(37,655)	(25,491)
Cash used in financing activities	(146,858)	(150,291)

Effect of exchange rate changes	(179)	364
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	60,860	(16,712)
Cash, cash equivalents and restricted cash equivalents at beginning of period	625,860	667,570
Cash, cash equivalents and restricted cash equivalents at end of period	$686,720	$650,858

Cash paid during the period for:
Interest, net of capitalized interest	$8,613	$15,143
Income taxes, net of refunds	$35,051	$38,550
Unpaid purchases of property, plant and equipment at the end of period	$22,298	$30,598

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

Results of operations for the second quarter of 2025 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2025 and 2024 are each 52-week years. All references to years relate to fiscal years unless otherwise noted.

Reclassification

Beginning in the first quarter of 2025, the Company changed the presentation of deferred revenue and customer advances, which were previously included within accrued liabilities, to be a separate line item on the condensed consolidated balance sheets. Similarly, a separate line for the change in those amounts is presented on the condensed consolidated statements of cash flows. Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require the Company to disclose information about its reportable segment’s significant expenses and other segment items on an interim and annual basis. The disclosure requirements are effective for the Company for the fiscal year ended 2025, and for interim periods within the Company's fiscal 2026, with early adoption permitted. The Company does not expect ASU 2023-07 to have a material impact on its financial statement disclosures.

Note 2. Revenue Recognition

The Company has determined that revenue for the majority of its contracts is required to be recognized on an over time basis. This is primarily due to the fact that the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress and finished goods upon a customer’s cancellation of a contract for convenience. In certain circumstances, the Company recognizes revenue over time because its customer simultaneously receives and consumes the benefits provided by the Company’s services or the Company’s customer controls the end product as the Company performs manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. Revenue streams for which revenue is recognized on an over time basis include sales of integrated manufacturing solutions; components; logistics and repair services; design, development and engineering services; and defense and aerospace programs. At least 95% of the Company’s revenue is recognized on an over time basis, which is as products are manufactured or services are performed. Because of this, and the fact that there is no work-in-progress or finished goods inventory associated with contracts since revenue is recognized on an over time basis, 99% or more of the Company’s inventory at the end of a given period is in the form of raw materials. For contracts for which revenue is required to be recognized at a point in time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

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

Changes in the Company’s estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Revenue	(In thousands)
Favorable	$4,881	$4,843	$11,615	$10,710
Unfavorable	(1,497)	(2,357)	(2,049)	(6,727)
Net	$3,384	$2,486	$9,566	$3,983

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating income	(In thousands)
Favorable	$4,886	$8,088	$11,832	$15,701
Unfavorable	(4,019)	(3,603)	(6,332)	(10,372)
Net	$867	$4,485	$5,500	$5,329

The following table presents revenue disaggregated by segment, market sector and geography.

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(In thousands)
Segments:
Integrated Manufacturing Solutions (“IMS”)	$1,592,140	$1,451,640	$3,203,255	$2,949,750
Components, Products and Services (“CPS”)	391,940	382,955	787,173	759,643
Total	$1,984,080	$1,834,595	$3,990,428	$3,709,393

End Markets:
Industrial, Medical, Defense and Aerospace, and Automotive	$1,251,218	$1,225,326	$2,520,556	$2,481,719
Communications Networks and Cloud Infrastructure	732,862	609,269	1,469,872	1,227,674
Total	$1,984,080	$1,834,595	$3,990,428	$3,709,393

Geography:
Americas (1)	$1,153,434	$959,276	$2,234,496	$1,919,662
APAC	620,776	592,781	1,316,349	1,204,837
EMEA	209,870	282,538	439,583	584,894
Total	$1,984,080	$1,834,595	$3,990,428	$3,709,393

Percentage of net sales represented by ten largest customers	51%	49%	51%	47%
Number of customers representing 10% or more of net sales and primarily related to IMS	1	1	—	1
(1)    Mexico represents approximately 67% and 63% of Americas net sales for the three months ended March 29, 2025 and March 30, 2024, respectively, and the U.S. represents approximately 30% and 34% of Americas net sales for the three months ended March 29, 2025 and March 30, 2024, respectively.
Mexico represents approximately 67% and 62% of Americas net sales for the six months ended March 29, 2025 and March 30, 2024, respectively, and the U.S. represents approximately 30% and 35% of Americas net sales for the six months ended March 29, 2025 and March 30, 2024, respectively.

As an electronics manufacturing services company, the Company primarily provides manufacturing and related services for products built to its customers’ unique specifications. Therefore, it is impracticable for the Company to provide revenue from external customers for each product and service it provides.

Deferred Revenue and Customer Advances

As of March 29, 2025 and September 28, 2024, customer advances for raw materials inventory of $324 million and $151 million, respectively, were recorded under deferred revenue and customer advances in the condensed consolidated balance sheets. These customer advances received by the Company as an advance on customer-specific raw materials acquired at the customer’s request are not designed as a financing arrangement and do not contain any interest or repayment terms.

Note 3. Financial Instruments

Reconciliation of cash and cash equivalents to condensed consolidated statements of cash flows is as follows.

	As of
	March 29, 2025	September 28, 2024
	(In thousands)
Cash and cash equivalents	$647,141	$625,860
Restricted cash equivalents (1)	39,579	—
Total cash, cash equivalents and restricted cash equivalents	$686,720	$625,860

(1)     Represents money market funds related to deferred compensation plan. Due to the restrictions on the distributions of these funds, the amount is considered restricted and recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 33% of cash and cash equivalents), restricted cash equivalents, accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of March 29, 2025. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Defined benefit plan assets were $18 million as of September 28, 2024 and are measured at fair value using Level 1 input in the fourth quarter of each year only. Deferred compensation plan assets and liabilities were $50 million and $47 million, respectively as of March 29, 2025 and are both measured using Level 1 inputs. Deferred compensation plan assets and liabilities were $47 million as of September 28, 2024.

The Company also measures fair value of foreign exchange contracts, interest rate swaps and total return swap on a recurring basis. Interest rate swaps are valued based on a discounted cash flow analysis that incorporates observable market inputs such as interest rate yield curves and credit spreads. The total return swap contract is measured at fair value using quoted prices of the underlying investments. For currency contracts inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals.

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

The following table presents the location and fair value of derivative financial instruments included in our condensed consolidated balance sheets as of March 29, 2025.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$59	$—	$28	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$2,088	$—	$3,081	$—
Derivatives designated as accounting hedges: interest rate swap	Level 2	$1,979	$866	$—	$—
Derivative not designated as accounting hedge: total return swap	Level 2	$—	$—	$2,118	$—

The following table presents the location and fair value of derivative financial instruments included in our condensed consolidated balance sheets as of September 28, 2024.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$759	$—	$53	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$3,229	$—	$2,265	$—
Derivatives designated as accounting hedges: interest rate swap	Level 2	$1,518	$21	$—	$1,771

Derivative Instruments

The Company had the following outstanding derivative contracts that were entered into to hedge foreign currency, interest rate and deferred compensation plan liability exposures:

	As of
	March 29, 2025	September 28, 2024
	(In thousands, except number of contracts)
Foreign Currency Forward Contracts:
Derivatives Designated as Accounting Hedges:
Notional amount	$122,158	$117,015
Number of contracts	48	47
Derivatives Not Designated as Accounting Hedges:
Notional amount	$412,066	$366,425
Number of contracts	39	38
Interest Rate Swap:
Derivatives Designated as Accounting Hedges:
Notional amount	$300,000	$300,000
Number of contracts	6	6
Total Return Swap:
Derivatives Not Designated as Accounting Hedges:
Notional amount	$46,853	$—
Number of contracts	1	—

Foreign Currency Forward Contracts

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

Interest Rate Swap

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. The aggregate effective interest rate of these swaps as of March 29, 2025 was approximately 4.7%.

Total Return Swap

During the second quarter of fiscal 2025, the Company entered into a total return swap contract (“TRS”) to substantially offset changes in the deferred compensation plan liabilities resulting from changes in the value of investment elections made by participants. The Company elected not to designate the TRS as an accounting hedge and recognized the changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in cost of sales, and selling, general and administrative expense in the condensed consolidated statements of income.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	March 29, 2025	September 28, 2024
	(In thousands)
Term Loan Due 2027, net of issuance costs	$308,894	$317,323
Less: Current portion of Term Loan Due 2027	17,500	17,500
Long-term debt	$291,394	$299,823

Term Loan maturities by fiscal year are as follows:

As of
March 29, 2025
(In thousands)
Remainder of 2025	$8,750
2026	21,875
2027	280,000
$310,625

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

There were no borrowings outstanding under the Credit Agreement as of March 29, 2025 or September 28, 2024. Additionally, as of March 29, 2025, $9 million of letters of credit was outstanding under the Credit Agreement and $791 million was available to borrow.

Foreign Short-term Borrowing Facilities

As of March 29, 2025, certain of the Company’s foreign subsidiaries had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. Finally, the debt agreements also include covenants that require the Company to file quarterly and annual financial statements with the SEC on a timely basis. The Company was in compliance with these covenants as of March 29, 2025.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheets are as follows:

	As of
	March 29, 2025	September 28, 2024
	(In thousands)
Other assets	$68,790	$77,612

Accrued liabilities	$21,627	$22,270
Other long-term liabilities	35,628	44,513
Total lease liabilities	$57,255	$66,783

Weighted average remaining lease term (in years)	12.23	13.93
Weighted average discount rate	4.2%	4.2%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(In thousands)
Operating lease expense (1)	$7,684	$8,073	$15,588	$16,245

			Six Months Ended
			March 29, 2025	March 30, 2024
			(In thousands)
Cash paid for operating lease liabilities			$12,692	$12,997

Right-of-use assets obtained in exchange for lease liabilities			$1,355	$—
(1)     Includes immaterial amounts of short-term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of March 29, 2025, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2025	$12,714
2026	19,823
2027	15,538
2028	5,168
2029	1,091
Thereafter	8,220
Total lease payments	62,554
Less: imputed interest	5,299
Total	$57,255

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

Trade receivables sold and discount on trade receivables sold under these programs are as follows:

	Six Months Ended
	March 29, 2025	March 30, 2024
	(In thousands)
Trade receivables sold	$128,111	$796,656

Discount on trade receivables (1)	$740	$5,330

(1)    Recorded in other income (expense), net in the condensed consolidated statements of income

Trade receivables sold under the RPA and subject to servicing by the Company that remained outstanding and uncollected and collected as of March 29, 2025 are as follows:

	As of
	March 29, 2025	September 28, 2024
	(In thousands)
Outstanding and uncollected	$—	$33,874

Outstanding and collected (1)	$—	$2,688

(1)    Amount collected but not yet remitted to bank as of September 28, 2024 is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 29, 2025 and September 28, 2024, the Company had estimated liabilities of $32 million and $39 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

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

Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless the Company reasonably believes the monetary sanctions, exclusive of interest and costs, will not equal or exceed a threshold which the Company determines is reasonably designed to result in disclosure of any such proceeding that is material to its business or financial condition. Item 103 states that the disclosure threshold is $300,000, or at our election, a threshold that does not exceed the lesser of $1 million or one percent of our consolidated current assets. The disclosure below is made in reference to the lower threshold contained in Item 103. Going forward, as permitted by Item 103, the Company has elected to adopt a quantitative threshold for environmental proceedings of $1 million. Given the size of its operations, the Company believes that environmental matters under this threshold are not material to its business or financial condition.

On May 4, 2023, the Company received a summon to respond to a misdemeanor criminal complaint stemming from certain alleged violations of the California Health & Safety Code at the Company’s O’Toole Street plant in San Jose, California. The charging document (as amended), filed in the Superior Court for Santa Clara County, alleged: (a) improper releases of chlorine gas on four occasions, (b) improper and incomplete reporting of such releases, (c) improper treatment and storage of hazardous waste, and (d) improper assessment and record keeping regarding hazardous waste treatment system tanks. In December 2024, after fully addressing the issues raised in the action, the Company pled nolo contendre to three of the alleged counts (the government dismissed all other counts) and agreed to pay fines and penalty assessments totaling $0.6 million, which payment was made in March 2025.

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York (the “Court”) to collect unpaid accounts receivable and net obsolete inventory obligations (which, by the time of the September 2024 trial referenced below, totaled $9 million, exclusive of interest and attorneys’ fees). On the same day the Company filed its suit, Dialight commenced its own action in the same court. Dialight alleged that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“MSA”) and then allegedly committed multiple, willful breaches of contract when performing under the MSA. After a trial in September 2024, a jury awarded the Company the full $9 million on its claims, rejected Dialight’s claims for fraudulent inducement and willful breach of contract, and awarded Dialight $1 million for breach of contract (collectively, the “Verdict”). The parties filed post-trial motions in October 2024, including a motion by the Company for prejudgment interest and its costs and expenses of the suit, and a motion by Dialight for pre-judgment and post-judgment interest, its costs and expenses of the suit and for a new trial. Effective March 27, 2025, the parties entered into a Stipulation for Entry of Judgement and Conditional Covenant Not to Execute (the “Stipulation”), which resolves conclusively all pending claims and disputed issues through (i) a series of payments by Dialight to the Company over the next two years totaling $12 million, and (ii) Dialight’s assignment to Sanmina of the $2 million (including prejudgment interest) otherwise due Dialight from Sanmina’s insurer in respect of the Verdict. On April 4, 2025, the Court entered a final judgment consistent with the Stipulation, marking the end of this litigation.

In May 2023, Sanmina Corporation and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ”) pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplement several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina Corporation employees beginning in August 2020, pursuant to which SCI produced documents and information and certain of the current and former employees provided oral testimony. Sanmina and SCI cooperated with the DOJ investigation. On May 13, 2024, the Company learned that United States of America ex rel. Carl R. Eckert v. SCI Technology, Inc. et al. (the “Eckert Qui Tam Suit”) had been filed under seal in June 2020, and is now unsealed. On May 13, 2024, the Company also learned that the DOJ had filed a notice in the Eckert Qui Tam Suit stating that, while its investigation would continue, it was declining to intervene at the current time. The Eckert Qui Tam Suit, filed by a former SCI employee, alleges 16 FCA counts that relate substantially to the same contracts and issues that the DOJ previously had investigated, including making false certifications under the Truth in Negotiations Act and Cost Accounting Standards, submitting false cost and pricing data, fraudulently inducing the government to award contracts and violations of the Service Contract Act. The Eckert Qui Tam Suit alleges such claimed violations defrauded the government in an amount approximating $100 million, and seeks, on behalf of the government, treble damages, civil penalties and interest payable thereon. Sanmina and SCI intend to continue to defend vigorously against the claims made in the Eckert Qui Tam Suit, and filed a motion to dismiss on April 25, 2025. The Company is unable to predict the ultimate outcome of this suit, although a loss is currently not considered to be probable or estimable.

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

The Company’s provision for income taxes for the three months ended March 29, 2025 and March 30, 2024 was $18 million (20% of income before taxes) and $19 million (26% of income before taxes), respectively. The effective tax rate was lower for the three months ended March 29, 2025 primarily due to change in the jurisdictional mix of earnings, and favorable discrete tax events, including a $3 million benefit from stock compensation.

The Company’s provision for income taxes for the six months ended March 29, 2025 and March 30, 2024 was $33 million (19% of income before taxes) and $40 million (26% of income before taxes), respectively. The effective tax rate was lower for the six months ended March 29, 2025 primarily due to a change in the jurisdictional mix of earnings, and favorable discrete tax events, including a $3 million benefit from a change in tax law, and a $4 million benefit from stock compensation.

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

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries, including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules began to be effective for the Company in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect the Company’s provision for income taxes. These tax law changes did not have a material impact on the Company’s financial statements for the three months ended March 29, 2025 and are not expected to have a material impact on the Company’s financial statements for the remainder of fiscal 2025.

Note 9. Stockholders’ Equity

During the second quarter of 2025, the Company’s stockholders approved an amendment of the Company’s 2019 Equity Incentive Plan and the reservation of an additional 1 million shares of common stock for future issuance under the Company’s amended 2019 Equity Incentive Plan.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 29, 2025	September 28, 2024
	(In thousands)
Foreign currency translation adjustments	$70,739	$73,236
Unrealized holding gains on derivative financial instruments	2,121	266
Unrecognized net actuarial losses and transition costs for benefit plans	(6,430)	(6,761)
Total	$66,430	$66,741

Stock Repurchase Programs

During the six months ended March 29, 2025 and March 30, 2024, the Company repurchased 1.2 million and 2.2 million shares of its common stock for $100 million and $107 million, respectively, under stock repurchase programs authorized by the Company’s Board of Directors. During the second quarter of 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock in the open market or in negotiated private transactions. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of March 29, 2025, an aggregate of $253 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.5 million shares of its common stock during each of the six months ended March 29, 2025 and March 30, 2024 in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $38 million and $25 million for the six months ended March 29, 2025 and March 30, 2024, respectively, to applicable tax authorities in connection with these repurchases.

Noncontrolling Interest

During the first quarter of 2023, the Company entered into a joint venture transaction pursuant to which Reliance Strategic Business Ventures Limited acquired 50.1% of the outstanding shares of Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity. The remaining 49.9% of the outstanding shares of SIPL is held by the Company. The Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. SIPL’s cash and cash equivalents balance of $235 million as of March 29, 2025 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

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

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(In thousands)
Gross sales:
IMS	$1,603,511	$1,461,189	$3,226,948	$2,966,710
CPS	411,068	398,067	826,753	792,338
Intersegment revenue	(30,499)	(24,661)	(63,273)	(49,655)
Net sales	$1,984,080	$1,834,595	$3,990,428	$3,709,393

Gross profit:
IMS	$124,007	$111,950	$251,972	$225,750
CPS	57,318	51,175	109,445	102,265
Total	181,325	163,125	361,417	328,015
Unallocated corporate items (1)	(5,090)	(8,368)	(17,267)	(12,418)
Total	$176,235	$154,757	$344,150	$315,597

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

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$64,208	$52,485	$129,211	$109,553

Denominator:
Weighted average common shares outstanding	54,405	55,585	54,304	56,062
Effect of dilutive stock options and restricted stock units	1,106	1,084	1,377	1,408
Denominator for diluted earnings per share	55,511	56,669	55,681	57,470

Net income attributable to common shareholders per share:
Basic	$1.18	$0.94	$2.38	$1.95
Diluted	$1.16	$0.93	$2.32	$1.91

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture; any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of any future pandemics on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs, export controls and evolving trade policies on our business; any statements relating to future tax rates and tax policies and our expectations concerning developments in the audit by the IRS of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report received by us in November 2023; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue for the six months ended March 29, 2025. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

Sales to our ten largest customers represent approximately 50% of net sales. Net sales from these customers are derived from multiple segments. One customer represented 10% or more of our net sales for each of the three months ended March 29, 2025 and March 30, 2024. No customer represented 10% or more of our net sales for the six months ended March 29, 2025 and one customer represented 10% or more of our net sales for the six months ended March 30, 2024.

Trends and Uncertainties

We believe our end-to-end manufacturing solutions combined with our global supply chain management expertise differentiate us from our competitors and enable us to better serve the needs of OEMs. However, our business faces many challenges. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche product, service or end market. Although we believe we are well-positioned in each of our key end markets and offer many advantages compared to our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, we are impacted by macroeconomic challenges, such as inflation, supply chain constraints, foreign currency fluctuations, high interest rates, market volatility, recession concerns, tariffs, and tax policies, that have been and could be in the future exacerbated by geopolitical environment such as changes in trade policies, the war in Ukraine, conflict in the Middle East and tensions between the U.S. and China.
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

Results of Operations

Key Operating Results

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(In thousands)
Net sales	$1,984,080	$1,834,595	$3,990,428	$3,709,393
Gross profit	$176,235	$154,757	$344,150	$315,597
Operating income	$91,616	$75,961	$180,226	$163,537
Net income attributable to common shareholders	$64,208	$52,485	$129,211	$109,553

Net Sales

Sales by end market were as follows:

	Three Months Ended				Six Months Ended
	March 29, 2025	March 30, 2024	Increase/(Decrease)		March 29, 2025	March 30, 2024	Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Aerospace, and Automotive	$1,251,218	$1,225,326	$25,892	2.1%	$2,520,556	$2,481,719	$38,837	1.6%
Communications Networks and Cloud Infrastructure	732,862	609,269	123,593	20.3%	1,469,872	1,227,674	242,198	19.7%
Total	$1,984,080	$1,834,595	$149,485	8.1%	$3,990,428	$3,709,393	$281,035	7.6%

Net sales increased 8.1% in the three months ended March 29, 2025 compared to the three months ended March 30, 2024 and 7.6% in the six months ended March 29, 2025 compared to the six months ended March 30, 2024, primarily due to ramp up of programs in our telecommunications end market.

Gross Margin

Gross margin increased to 8.9% for the three months ended March 29, 2025 from 8.4% for the three months ended March 30, 2024. IMS gross margin was 7.7% for each of the three months ended March 29, 2025 and March 30, 2024. CPS gross margin increased to 13.9% for the three months ended March 29, 2025 from 12.9% for the three months ended March 30, 2024, primarily due to favorable customer mix and improved operating efficiencies.

Gross margin increased to 8.6% for the six months ended March 29, 2025 from 8.5% for the six months ended March 30, 2024. IMS gross margin increased to 7.8% for the six months ended March 29, 2025 from 7.6% for the six months ended March 30, 2024, primarily due to a favorable customer mix and improved operating efficiencies. CPS gross margin increased to 13.2% for the six months ended March 29, 2025 from 12.9% for the six months ended March 30, 2024.

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

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 29, 2025 and March 30, 2024 were $76 million and $69 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.8% for each of the three months ended March 29, 2025 and March 30, 2024. The increase in absolute dollars was primarily due to higher professional fees and variable compensation.

Selling, general and administrative expenses for the six months ended March 29, 2025 and March 30, 2024 were $147 million and $134 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.7% and 3.6% for the six months ended March 29, 2025 and March 30, 2024, respectively. The increase in absolute dollars was primarily due to higher professional fees, variable compensation and stock compensation expense from new equity grants.

Provision for Income Taxes

Provision for income taxes for the three months ended March 29, 2025 and March 30, 2024 was $18 million (20% of income before taxes) and $19 million (26% of income before taxes), respectively. The effective tax rate was lower for the three months ended March 29, 2025 primarily due to change in the jurisdictional mix of earnings, and favorable discrete tax events, including a $3 million benefit from stock compensation.

Provision for income taxes for the six months ended March 29, 2025 and March 30, 2024 was $33 million (19% of income before taxes) and $40 million (26% of income before taxes), respectively. The effective tax rate was lower for the six months ended March 29, 2025 primarily due to a change in the jurisdictional mix of earnings, and favorable discrete tax events, including a $3 million benefit from a change in tax law, and a $4 million benefit from stock compensation.

Liquidity and Capital Resources

	Six Months Ended
	March 29, 2025	March 30, 2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$220,796	$198,342
Investing activities	(12,899)	(65,127)
Financing activities	(146,858)	(150,291)
Effect of exchange rate changes	(179)	364
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	$60,860	$(16,712)

Key Working Capital Management Measures

Management regularly reviews financial and non-financial performance indicators to assess our operating results. Our working capital requirements are dependent on the effective management of our sales cycle, as well as timing of payments. We believe the metrics set forth below are useful to investors in measuring our liquidity, as future liquidity needs will depend on fluctuations in levels of inventory, contract assets, customer inventory advances, accounts receivable and accounts payable.

In the second quarter of fiscal 2025, we changed the methodology for calculating key working capital management measures to standardize the number of days utilized in calculating the metrics, add a new metric for customer inventory advances days, and update the calculation of inventory turns to present inventory turns net of customer working capital advances, which is consistent with how we manage working capital. Prior period amounts have been conformed to the current period presentation.

	As of
	March 29, 2025	September 28, 2024
Days in accounts receivable (1)	63	60
Contract asset days (2)	17	17
Days in inventory (3)	77	70
Days in accounts payable (4)	67	70
Customer inventory advances days (5)	16	7
Cash cycle days (6)	74	70
Net inventory turns (7)	6	6

(1)    Days in accounts receivable (a measure of how quickly we collect our accounts receivable), or “DSO”, is calculated as accounts receivable, net, at the end of the current quarter divided by net sales for the quarter multiplied by 90 days.

(2)    Contract asset days (a measure of how quickly we transfer contract assets to accounts receivable) is calculated as contract assets at the end of the current quarter divided by net sales for the quarter multiplied by 90 days.

(3)    Days in inventory (a measure of how quickly we turn inventory into sales) is calculated as inventory at the end of the current quarter divided by cost of sales for the quarter multiplied by 90 days.

(4)    Accounts payable days (a measure of how quickly we pay our suppliers), or “DPO”, is calculated as accounts payable at the end of the current quarter divided by cost of sales for the quarter multiplied by 90 days.

(5)    Customer inventory advances days (a measure of how long customer deposits for inventory are held) is calculated as customer inventory advances at the end of the current quarter divided by cost of sales for the quarter multiplied by 90 days.

(6)    Cash cycle days is calculated as the sum of days in accounts receivable, contract asset days and days in inventory, minus the sum of accounts payable days and customer inventory advances days.

(7)    Net inventory turns (annualized) is calculated as 360 days divided by the days in inventory minus customer inventory advances days.

Cash and cash equivalents were $647 million as of March 29, 2025 and $626 million as of September 28, 2024. Restricted cash equivalents as of March 29, 2025 were $40 million. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $2.0 billion and $1.9 billion as of March 29, 2025 and September 28, 2024, respectively.

Net cash provided by operating activities was $221 million for the six months ended March 29, 2025. Our working capital metrics tend to fluctuate from quarter to quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended March 29, 2025, we generated $237 million of cash from earnings, excluding non-cash items, and used $16 million of cash due primarily to increase in deferred revenue and customer advances partially offset by increase in inventories and decrease in accounts payable. The increase in inventories resulted from additional purchases to meet customer orders. The increase in deferred revenue and customer advances was primarily due to increased customer advances. The decrease in accounts payable is primarily due to timing of payments.

Net cash used in investing activities was $13 million for the six months ended March 29, 2025. During the six months ended March 29, 2025, we received $49 million from liquidation of investments held in a former rabbi trust for our deferred compensation plan assets, purchased $15 million of long-term investments and used $48 million of cash for capital expenditures.

Net cash used in financing activities was $147 million for the six months ended March 29, 2025. During the six months ended March 29, 2025, we used $100 million of cash to repurchase common stock, withheld $38 million payments to tax authorities for stock-based compensation activity and repaid $9 million of borrowings.

Other Liquidity Matters

During the six months ended March 29, 2025 and March 30, 2024, we repurchased 1 million and 2 million shares of our common stock for $100 million and $107 million, respectively, under stock repurchase programs authorized by our Board of Directors. During the second quarter of 2025, our Board of Directors authorized the repurchase of up to $300 million of our common stock in the open market or in negotiated private transactions. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As of March 29, 2025, an aggregate of $253 million remained available under these programs.

We are party to a Receivables Purchase Agreement, as amended (the “RPA”), with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), the percentage of our total trade receivables that can be sold and outstanding at any time is 50%. Therefore, as of March 29, 2025, a maximum of $457 million of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

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

Under each of the programs noted above, we sell our entire interest in a trade receivable for 100% of face value, less a discount. During the six months ended March 29, 2025 and March 30, 2024, we sold approximately $128 million and $797 million, respectively, of trade receivables under these programs. As of March 29, 2025, no trade receivables sold under the RPA and subject to servicing by us remained outstanding. As of September 28, 2024, $34 million of trade receivables sold under the RPA and subject to servicing by us remained outstanding and had not yet been collected. Our sole risk with respect to receivables we service is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, we have not been required to repurchase any receivable we have sold due to a commercial dispute. Additionally, we are required to remit amounts collected as servicer on a weekly basis to the financial institutions that purchased the receivables. There were no outstanding remittances for amounts collected as of March 29, 2025 and $3 million had been collected but not yet remitted as of September 28, 2024.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate associated with anticipated variable rate borrowings. In addition, during the three months ended March 29, 2025, we entered into a total return swap contract to manage the equity market risks associated with our deferred compensation plan liabilities. See Note 3, “Financial Instruments” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of March 29, 2025, we had accrued liabilities of $32 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of March 29, 2025, we had a liability of $55 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. We generated $221 million of cash from operations for the six months ended March 29, 2025. Our primary sources of liquidity as of March 29, 2025 consisted of (1) cash and cash equivalents of $647 million (an aggregate of $235 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, that may not be used for general corporate purposes and must be retained in SIPL to fund its operations); (2) our Credit Agreement, under which $791 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Credit Agreement up to an additional $200 million.

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

As of March 29, 2025, 27% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations, which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Information regarding our contractual obligations was provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. There were no material changes in our contractual obligations as of March 29, 2025.

Off-Balance Sheet Arrangements

As of March 29, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2025.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 29, 2025 because of the material weaknesses in our internal control over financial reporting discussed below.

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

Beginning in the first quarter of fiscal 2025, the division began redesigning and implementing processes and procedures over quarterly contract estimates and resulting adjustments to the estimates. The material weaknesses will not be considered formally remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

(c) Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 29, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•conditions in the global economy as a whole and in the industries we serve, which have been significantly impacted by supply chain disruptions, inflationary pressures, higher interest rates and, more recently, significant changes in U.S. and international trade policies;
•fluctuations in component prices, component shortages and extended component lead times caused by high demand and supply chain constraints and disruptions caused by geopolitical conditions and events, such as the war in Ukraine, conflict in the Middle East and tensions between the U.S. and China, natural disasters or otherwise;
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

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are or can be negatively impacted by economic, political and other conditions in the foreign countries in which we do business, including:

•changes in trade and tax laws that may result in us or our customers being subject to increased taxes, duties and tariffs (such as those announced by the U.S. in April 2025 and retaliatory tariffs announced by other countries in response) and import and export restrictions, which could increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;
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

Current U.S. trade policy could increase the cost of using both our onshore and offshore manufacturing services for our customers, leading them to reduce their orders to us; unrecovered tariffs would reduce our gross margins.

The U.S. has recently enacted a broad increase in tariffs on all imported components, as well as on aluminum, steel and derivatives thereof, subject to limited exceptions. Major U.S. trading partners have announced retaliatory tariffs in response. As a result, we are exposed to increased tariffs with respect to components, products and certain raw materials we import into the U.S. from China, Mexico and other countries. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products and the importation of the products themselves, our gross margins would be reduced, potentially significantly, in the event we are for any reason unable to fully recover tariffs or duties from our customers. Any decision by a large number of our customers to cease using our non-U.S. manufacturing locations due to the application of increased tariffs would materially reduce our revenue and net income. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which could materially adversely impact our operating cash flow in a given period, especially if the recently announced higher tariffs actually take effect.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations, the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department. The U.S. Commerce Department has released rules that in some cases significantly restrict the export of U.S. technology to or from China. These laws could negatively impact our operations in China by making it more difficult to import components containing U.S. technology into China and to export finished products containing such components out of China. Any failure to comply with export control laws could result in significant fines or penalties. We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. For example, we responded to several Civil Investigative Demands from the U.S. Department of Justice relating to certain contracts, projects, proposals, and business activities of our SCI subsidiary and a qui tam lawsuit filed by a former SCI employee was unsealed relating to these matters. Should we be found to have violated one or more government contracting laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past, a site at which we or a predecessor company caused contamination, we may be held liable for damages and the costs of remedial actions. For example, in April 2023, a court issued a ruling finding us and other defendants liable for certain investigation and remediation costs relating to a site owned by a predecessor company in Southern California at which a disposal was alleged to have occurred, which claim has since been settled. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

As of March 29, 2025, approximately 70% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

Our activities, including manufacturing, administration and information technology management, can be adversely affected by natural disasters such as major earthquakes, hurricanes, floods, tsunamis, tornadoes, fires and epidemics or pandemics, such as the COVID-19 pandemic. Climate change may cause certain of these events to become more severe and therefore more damaging. In the event of a major natural disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue. Further, geopolitical conditions and events like the war in Ukraine, conflict in the Middle East and tensions between the U.S. and China may also impact our operations by affecting our supply chain or impacting our plants located in the region of instability.

Risks of Investing in Our Stock

The market price of our common stock is volatile and is impacted by factors other than our financial performance.

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, suppliers, competitors or other events affecting companies in the electronics industry, such as component shortages, changes in trade and tax policies, currency fluctuations, the impact of natural disasters and global events, such as the COVID-19 pandemic, geopolitical conditions and events, such as the war in Ukraine, conflict in the Middle East and tensions between the U.S. and China, and general market fluctuations and macroeconomic conditions, including inflation, recession and slowing global economic growth, any of which may cause the market price of our common stock to fluctuate widely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the second quarter of 2025:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
December 29, 2024 through January 25, 2025	1,300	$74.91	1,300	$336,472,205
Month #2
January 26, 2025 through February 22, 2025	352,477	$86.93	352,477	$305,830,470
Month #3
February 23, 2025 through March 29, 2025	678,174	$78.50	678,174	$252,596,507
Total	1,031,951	$81.37	1,031,951

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission or excise tax payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

(3)     During the third quarter of fiscal 2023 and second quarter of fiscal 2025, our Board of Directors authorized us to repurchase up to $200 million and $300 million, respectively, of our common stock in the open market or in negotiated private transactions. These programs have no expiration date.

Item 5. Other Information

During the quarter ended March 29, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2025

		By:	/s/ JONATHAN FAUST
Jonathan Faust
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2025