Form 10-Q
period 2025-06-28
SANMINA CORP
filed 2025-07-28
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025
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
Yes ☐  No ☒
As of July 21, 2025, there were 53,284,450 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (Unaudited)

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 28, 2025	September 28, 2024
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$797,878	$625,860
Accounts receivable, net of allowances of approximately $8 million and $7 million as of June 28, 2025 and September 28, 2024, respectively	1,379,287	1,337,562
Contract assets	411,707	384,077
Inventories	1,589,807	1,443,629
Prepaid expenses and other current assets	123,204	79,301
Total current assets	4,301,883	3,870,429
Property, plant and equipment, net	629,504	616,067
Deferred income tax assets	154,174	160,703
Other assets	136,195	175,646
Total assets	$5,221,756	$4,822,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,432,535	$1,441,984
Accrued liabilities	110,763	132,513
Deferred revenue and customer advances	525,144	215,553
Accrued payroll and related benefits	161,848	133,129
Short-term debt, including current portion of long-term debt	17,500	17,500
Total current liabilities	2,247,790	1,940,679
Long-term liabilities:
Long-term debt	287,183	299,823
Other liabilities	211,927	220,835
Total long-term liabilities	499,110	520,658
Commitments and contingencies (Note 7)
Stockholders’ equity	2,474,856	2,361,508
Total liabilities and stockholders’ equity	$5,221,756	$4,822,845

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(Unaudited)
	(In thousands, except per share data)
Net sales	$2,041,562	$1,841,430	$6,031,990	$5,550,823
Cost of sales	1,860,512	1,687,891	5,506,790	5,081,687
Gross profit	181,050	153,539	525,200	469,136

Operating expenses:
Selling, general and administrative	69,542	61,720	216,700	195,704
Research and development	8,078	7,659	22,418	20,271
Acquisition and integration charges	7,080	—	7,080	—
Restructuring	473	1,793	2,899	7,257
Total operating expenses	85,173	71,172	249,097	223,232

Operating income	95,877	82,367	276,103	245,904

Interest income	4,200	2,572	11,319	9,641
Interest expense	(4,981)	(7,506)	(14,961)	(24,136)
Other income (expense), net	(3,686)	(2,795)	(6,370)	(652)
Interest and other, net	(4,467)	(7,729)	(10,012)	(15,147)

Income before income taxes	91,410	74,638	266,091	230,757
Provision for income taxes	18,522	19,900	51,804	60,346
Net income before noncontrolling interest	72,888	54,738	$214,287	$170,411
Less: Net income attributable to noncontrolling interest	4,272	3,136	16,460	9,256
Net income attributable to common shareholders	$68,616	$51,602	$197,827	$161,155

Net income attributable to common shareholders per share:
Basic	$1.28	$0.93	$3.66	$2.88
Diluted	$1.26	$0.91	$3.58	$2.82

Weighted-average shares used in computing per share amounts:
Basic	53,614	55,466	54,074	55,862
Diluted	54,493	56,711	55,285	57,216

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$72,888	$54,738	$214,287	$170,411
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	6,045	(1,030)	3,548	754
Defined benefit pension plans	(217)	148	114	276
Derivative financial instruments:
Change in net unrealized amount	2,643	972	2,702	1,075
Amount reclassified into net income before noncontrolling interest	(3,771)	(635)	(1,975)	(3,996)
Total other comprehensive income (loss), net of tax	4,700	(545)	4,389	(1,891)
Comprehensive income before noncontrolling interest	$77,588	$54,193	$218,676	$168,520
Less: Net income attributable to noncontrolling interest	4,272	3,136	16,460	9,256
Comprehensive income attributable to common shareholders	$73,316	$51,057	$202,216	$159,264

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,607,981	$6,540,860	$6,576,899	$6,513,331
Issuances under stock plans	—	666	—	959
Stock-based compensation expense	16,081	14,682	47,163	41,918
Balance, end of period	6,624,062	6,556,208	6,624,062	6,556,208
Treasury Stock
Balance, beginning of period	(1,877,658)	(1,618,641)	(1,739,550)	(1,485,252)
Repurchases of treasury stock	(13,491)	(55,127)	(113,944)	(163,025)
Tax withholding on stock-based compensation	(892)	(168)	(38,547)	(25,659)
Balance, end of period	(1,892,041)	(1,673,936)	(1,892,041)	(1,673,936)
Accumulated Other Comprehensive Income
Balance, beginning of period	66,430	69,533	66,741	70,879
Other comprehensive income (loss), net of tax	4,700	(545)	4,389	(1,891)
Balance, end of period	71,130	68,988	71,130	68,988
Accumulated Deficit
Balance, beginning of period	(2,578,261)	(2,820,455)	(2,707,472)	(2,930,008)
Net income attributable to common shareholders	68,616	51,602	197,827	161,155
Balance, end of period	(2,509,645)	(2,768,853)	(2,509,645)	(2,768,853)
Noncontrolling Interest
Balance, beginning of period	177,078	155,795	164,890	149,675
Net income attributable to noncontrolling interest	4,272	3,136	16,460	9,256
Balance, end of period	181,350	158,931	181,350	158,931
Total stockholders’ equity	$2,474,856	$2,341,338	$2,474,856	$2,341,338

Common Stock Shares Outstanding
Number of shares, beginning of period	114,362	112,848	113,117	111,550
Issuances under stock plans	38	43	1,283	1,341
Number of shares, end of period	114,400	112,891	114,400	112,891
Treasury Shares
Number of shares, beginning of period	(60,911)	(57,400)	(59,196)	(54,718)
Repurchases of treasury stock	(208)	(848)	(1,923)	(3,530)
Number of shares, end of period	(61,119)	(58,248)	(61,119)	(58,248)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 28, 2025	June 29, 2024
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$214,287	$170,411
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation	89,813	90,764
Stock-based compensation expense	47,163	41,918
Deferred income taxes	6,990	14,614
Other, net	(5,242)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(43,171)	77,508
Contract assets	(27,630)	30,952
Inventories	(144,798)	93,676
Prepaid expenses and other assets	2,874	(9,074)
Accounts payable	(27,580)	(175,607)
Deferred revenue and customer advances	309,591	18,045
Accrued liabilities and other	(719)	(64,861)
Cash provided by operating activities	421,578	288,341

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(84,890)	(88,228)
Purchases of investments	(14,700)	(1,900)
Proceeds from sale of investments	49,309	—
Proceeds from sale of property, plant and equipment	4,718	1,629
Cash used in investing activities	(45,563)	(88,499)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(13,125)	(21,570)
Proceeds from revolving credit facility borrowings	512,700	1,932,400
Repayments of revolving credit facility borrowings	(512,700)	(1,932,400)
Net proceeds from stock issuances	—	959
Repurchases of common stock	(113,944)	(163,025)
Payments for tax withholding on stock-based compensation	(38,547)	(25,659)
Cash used in financing activities	(165,616)	(209,295)

Effect of exchange rate changes	1,461	(408)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	211,860	(9,861)
Cash, cash equivalents and restricted cash equivalents at beginning of period	625,860	667,570
Cash, cash equivalents and restricted cash equivalents at end of period	$837,720	$657,709

Cash paid during the period for:
Interest, net of capitalized interest	$12,678	$21,987
Income taxes, net of refunds	$67,426	$52,728
Unpaid purchases of property, plant and equipment at the end of period	$34,805	$23,935

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

Results of operations for the third quarter of 2025 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company, on an annual basis, to provide disclosure of specific categories in its effective income tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for annual reporting beginning in fiscal 2026, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its financial statement disclosures.

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

Changes in the Company’s estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	(In thousands)
Favorable	$5,694	$5,270	$17,309	$15,980
Unfavorable	(762)	(3,795)	(2,811)	(10,522)
Net	$4,932	$1,475	$14,498	$5,458

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating income	(In thousands)
Favorable	$6,071	$7,547	$17,903	$23,248
Unfavorable	(9,095)	(6,385)	(15,427)	(16,757)
Net	$(3,024)	$1,162	$2,476	$6,491

The following table presents revenue disaggregated by segment, market sector and geography.

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Segments:
Integrated Manufacturing Solutions (“IMS”)	$1,639,258	$1,468,259	$4,842,513	$4,418,009
Components, Products and Services (“CPS”)	$402,304	$373,171	$1,189,477	$1,132,814
Total	$2,041,562	$1,841,430	$6,031,990	$5,550,823

End Markets:
Industrial, Medical, Defense and Aerospace, and Automotive	$1,255,297	$1,181,489	$3,775,853	$3,663,208
Communications Networks and Cloud Infrastructure	$786,265	$659,941	$2,256,137	$1,887,615
Total	$2,041,562	$1,841,430	$6,031,990	$5,550,823

Geography:
Americas (1)	$1,210,923	$966,321	$3,445,419	$2,885,983
APAC	$612,363	$638,991	$1,928,712	$1,843,828
EMEA	$218,276	$236,118	$657,859	$821,012
Total	$2,041,562	$1,841,430	$6,031,990	$5,550,823

Percentage of net sales represented by ten largest customers	53%	50%	51%	47%
Number of customers representing 10% or more of net sales and primarily related to IMS	—	1	—	1
(1)    Mexico represents approximately 68% and 62% of Americas net sales for the three months ended June 28, 2025 and June 29, 2024, respectively, and the U.S. represents approximately 29% and 35% of Americas net sales for the three months ended June 28, 2025 and June 29, 2024, respectively.
Mexico represents approximately 67% and 62% of Americas net sales for the nine months ended June 28, 2025 and June 29, 2024, respectively, and the U.S. represents approximately 30% and 35% of Americas net sales for the nine months ended June 28, 2025 and June 29, 2024, respectively.

As an electronics manufacturing services company, the Company primarily provides manufacturing and related services for products built to its customers’ unique specifications. Therefore, it is impracticable for the Company to provide revenue from external customers for each product and service it provides.

Deferred Revenue and Customer Advances

As of June 28, 2025 and September 28, 2024, customer advances for raw materials inventory of $411 million and $151 million, respectively, were recorded under deferred revenue and customer advances in the condensed consolidated balance sheets. These customer advances received by the Company as an advance on customer-specific raw materials acquired at the customer’s request are not designed as a financing arrangement and do not contain any interest or repayment terms.

Note 3. Financial Instruments

Reconciliation of cash and cash equivalents to condensed consolidated statements of cash flows is as follows.

	As of
	June 28, 2025	September 28, 2024
	(In thousands)
Cash and cash equivalents	$797,878	$625,860
Restricted cash equivalents (1)	39,842	—
Total cash, cash equivalents and restricted cash equivalents	$837,720	$625,860

(1)     Represents money market funds related to deferred compensation plan. Due to the restrictions on the distributions of these funds, the amount is considered restricted and recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 27% of cash and cash equivalents), restricted cash equivalents, accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of June 28, 2025. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Defined benefit plan assets were $18 million as of September 28, 2024 and are measured at fair value using Level 1 input in the fourth quarter of each year only. Deferred compensation plan assets and liabilities were $50 million and $51 million, respectively, as of June 28, 2025 and are both measured using Level 1 inputs. Deferred compensation plan assets and liabilities were each $47 million as of September 28, 2024.

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

The following table presents the location and fair value of derivative financial instruments included in our condensed consolidated balance sheets as of June 28, 2025.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$192	$—	$35	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$2,854	$—	$568	$—
Derivatives designated as accounting hedges: interest rate swap	Level 2	$1,743	$121	$—	$606
Derivative not designated as accounting hedge: total return swap	Level 2	$1,520	$—	$—	$—

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

Derivative Instruments

The Company had the following outstanding derivative contracts that were entered into to hedge foreign currency, interest rate and deferred compensation plan liability exposures:

	As of
	June 28, 2025	September 28, 2024
	(In thousands, except number of contracts)
Foreign Currency Forward Contracts:
Derivatives Designated as Accounting Hedges:
Notional amount	$126,206	$117,015
Number of contracts	45	47
Derivatives Not Designated as Accounting Hedges:
Notional amount	$403,237	$366,425
Number of contracts	40	38
Interest Rate Swap:
Derivatives Designated as Accounting Hedges:
Notional amount	$300,000	$300,000
Number of contracts	6	6
Total Return Swap:
Derivatives Not Designated as Accounting Hedges:
Notional amount	$51,034	$—
Number of contracts	1	—

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

Interest Rate Swap

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. The aggregate effective interest rate of these swaps as of June 28, 2025 was approximately 4.7%.

Total Return Swap

Beginning the second quarter of fiscal 2025, the Company entered into a total return swap contract (“TRS”) to substantially offset changes in the deferred compensation plan liabilities resulting from changes in the value of investment elections made by participants. The Company elected not to designate the TRS as an accounting hedge and recognized the changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in cost of sales, and selling, general and administrative expense in the condensed consolidated statements of income.

Note 4. Debt

Long-term debt consisted of the following:

	As of
	June 28, 2025	September 28, 2024
	(In thousands)
Term Loan Due 2027, net of issuance costs	$304,683	$317,323
Less: Current portion of Term Loan Due 2027	17,500	17,500
Long-term debt	$287,183	$299,823

Term Loan maturities by fiscal year are as follows:

As of
June 28, 2025
(In thousands)
Remainder of 2025	$4,375
2026	21,875
2027	280,000
$306,250

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

There were no borrowings outstanding under the Credit Agreement as of June 28, 2025 or September 28, 2024. Additionally, as of June 28, 2025, $9 million of letters of credit was outstanding under the Credit Agreement and $791 million was available to borrow.

On June 6, 2025, the Company amended the Credit Agreement to permit the acquisition of ZT Group Int’l, Inc. (“ZT Systems”) from AMD Design, LLC, a wholly owned subsidiary of Advanced Micro Devices, Inc.

Foreign Short-term Borrowing Facilities

As of June 28, 2025, certain of the Company’s foreign subsidiaries had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. Finally, the debt agreements also include covenants that require the Company to file quarterly and annual financial statements with the SEC on a timely basis. The Company was in compliance with these covenants as of June 28, 2025.

Pending Acquisition of ZT Systems

On May 18, 2025, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) to acquire ZT Systems from AMD Design, LLC, a wholly owned subsidiary of Advanced Micro Devices, Inc., pursuant to which the Company will purchase all of the outstanding equity interests of ZT Systems, a provider of AI and general purpose computer infrastructure for hyperscale computing companies. See Note 12, “Business Combination” of the notes to the Condensed Consolidated Financial Statements contained in this report for details. In connection with the Equity Purchase Agreement, the Company entered into a commitment letter with certain financial institutions that have agreed to provide the Company with, subject to satisfaction of customary conditions and covenants, a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.5 billion to fund a portion of the consideration payable in the acquisition of ZT Systems and to pay related fees and expenses. The commitment is intended to be drawn only to the extent that permanent financing is not obtained prior to closing the acquisition. As alternative financing is secured, the commitment letter will be reduced.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheets are as follows:

	As of
	June 28, 2025	September 28, 2024
	(In thousands)
Other assets	$69,928	$77,612

Accrued liabilities	$21,587	$22,270
Other long-term liabilities	37,715	44,513
Total lease liabilities	$59,302	$66,783

Weighted average remaining lease term (in years)	11.81	13.93
Weighted average discount rate	4.3%	4.2%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Operating lease expense (1)	$7,898	$7,189	$23,486	$23,434

			Nine Months Ended
			June 28, 2025	June 29, 2024
			(In thousands)
Cash paid for operating lease liabilities			$19,180	$19,499

Right-of-use assets obtained in exchange for lease liabilities			$1,493	$1,215
(1)     Includes immaterial amounts of short-term leases, variable lease costs and sublease income.

Future lease payments under non-cancelable operating leases as of June 28, 2025, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2025	$6,468
2026	22,489
2027	18,276
2028	7,363
2029	1,626
Thereafter	8,632
Total lease payments	64,854
Less: imputed interest	5,552
Total	$59,302

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

Trade receivables sold and discount on trade receivables sold under these programs are as follows:

	Nine Months Ended
	June 28, 2025	June 29, 2024
	(In thousands)
Trade receivables sold	$237,513	$983,342

Discount on trade receivables (1)	$1,284	$6,826

(1)    Recorded in other income (expense), net in the condensed consolidated statements of income

Trade receivables sold under the RPA and subject to servicing by the Company that remained outstanding and uncollected and collected as of June 28, 2025 are as follows:

	As of
	June 28, 2025	September 28, 2024
	(In thousands)
Outstanding and uncollected	$9,756	$33,874

Outstanding and collected (1)	$—	$2,688

(1)    Amount collected but not yet remitted to bank as of September 28, 2024 is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 7. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 28, 2025 and September 28, 2024, the Company had estimated liabilities of $36 million and $39 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

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

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York (the “Court”) to collect unpaid accounts receivable and net obsolete inventory obligations (which, by the time of the September 2024 trial referenced below, totaled $9 million, exclusive of interest and attorneys’ fees). On the same day the Company filed its suit, Dialight commenced its own action in the same court. Dialight alleged that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“MSA”) and then allegedly committed multiple, willful breaches of contract when performing under the MSA. After a trial in September 2024, a jury awarded the Company the full $9 million on its claims, rejected Dialight’s claims for fraudulent inducement and willful breach of contract, and awarded Dialight $1 million for breach of contract (collectively, the “Verdict”). The parties filed post-trial motions in October 2024, including a motion by the Company for prejudgment interest and its costs and expenses of the suit, and a motion by Dialight for pre-judgment and post-judgment interest, its costs and expenses of the suit and for a new trial. Effective March 27, 2025, the parties entered into a Stipulation for Entry of Judgment and Conditional Covenant Not to Execute (the “Stipulation”), which resolves conclusively all pending claims and disputed issues through (i) a series of payments by Dialight to the Company over the next two years totaling $12 million, and (ii) Dialight’s assignment to Sanmina of the $2 million (including prejudgment interest) otherwise due Dialight from Sanmina’s insurer in respect of the Verdict. On April 4, 2025, the Court entered a final judgment consistent with the Stipulation, marking the end of this litigation.

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

On November 14, 2023, former employee Gerardo Ramirez filed two lawsuits against the Company in the Alameda County Superior Court (together, the “Ramirez Cases”). The first, a putative class action, alleges violations of various California Labor Code and Wage Order requirements, including provisions governing overtime, meal and rest periods, minimum wage requirements, payment of wages during employment, wage statements, payroll records, and reimbursement of business expenses. The class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company within the State of California at any time between March 1, 2021 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. The second action, a complaint under California’s Private Attorneys General Act of 2004 (“PAGA”), alleges substantially similar violations and a violation of the provision governing payment of final wages and seeks penalties individually and on behalf of the State of California and other “aggrieved employees,” along with attorneys’ fees and costs. On May 16, 2024 and June 14, 2024, former employee Carlos Lobatos filed class and PAGA actions in the Santa Clara County Superior Court (the “Lobatos Cases”) alleging violations substantially similar to the violations in the Ramirez Cases, and, in the case of the Lobatos PAGA action, additional violations related to sick leave, suitable rest facilities, seating, failure to retain and provide employment and payroll records, reporting time pay, day of rest rules, payroll deductions, paid time off, and various unlawful employment practices. The Lobatos class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between May 16, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. On August 12, 2024, former employee Mando Gomez filed a class and PAGA action in the Alameda County Superior Court (the “Gomez Case”) alleging violations substantially similar to the violations in the Ramirez Cases. The Gomez Case seeks certification of a class of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between August 12, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. On September 20, 2024 and November 26, 2024, former employee Frank J. Leon Guerrero filed class and PAGA actions in the Alameda County Superior Court (the “Guerrero Cases”) alleging violations substantially similar to the violations in the Ramirez Cases. The Guerrero class action seeks certification of several classes comprised of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between September 20, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre- and post-judgment interest, and costs of suit. The Company expects the Lobatos Cases, the Gomez Case, and the Guerrero Cases to be related to or consolidated with the Ramirez Cases and intends to defend all such cases vigorously.

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

The Company’s provision for income taxes for the three months ended June 28, 2025 and June 29, 2024 was $19 million (20% of income before taxes) and $20 million (27% of income before taxes), respectively. The effective tax rate was lower for the three months ended June 28, 2025 primarily due to change in the jurisdictional mix of earnings and favorable discrete tax events, including a $2 million benefit from the release of certain foreign tax reserves due to expiration of statute of limitations.

The Company’s provision for income taxes for the nine months ended June 28, 2025 and June 29, 2024 was $52 million (19% of income before taxes) and $60 million (26% of income before taxes), respectively. The effective tax rate was lower for the nine months ended June 28, 2025 primarily due to a change in the jurisdictional mix of earnings and favorable discrete tax events, including a $3 million benefit from a change in tax law, a $3 million benefit from the release of certain foreign tax reserves due to expiration of statute of limitations and a $4 million benefit from stock-based compensation.

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

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries, including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules began to be effective for the Company in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect the Company’s provision for income taxes. These tax law changes did not have a material impact on the Company’s financial statements for the three months ended June 28, 2025 and are not expected to have a material impact on the Company’s financial statements for the remainder of fiscal 2025.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax frame work, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its financial statements.

Note 9. Stockholders’ Equity

During the second quarter of 2025, the Company’s stockholders approved an amendment of the Company’s 2019 Equity Incentive Plan and the reservation of an additional 1 million shares of common stock for future issuance under the Company’s amended 2019 Equity Incentive Plan.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 28, 2025	September 28, 2024
	(In thousands)
Foreign currency translation adjustments	$76,784	$73,236
Unrealized holding gains on derivative financial instruments	993	266
Unrecognized net actuarial losses and transition costs for benefit plans	(6,647)	(6,761)
Total	$71,130	$66,741

Stock Repurchase Programs

During the nine months ended June 28, 2025 and June 29, 2024, the Company repurchased 1.4 million and 3.0 million shares of its common stock for $114 million and $162 million, respectively, under stock repurchase programs authorized by the Company’s Board of Directors. During the second quarter of 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock in the open market or in negotiated private transactions. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of June 28, 2025, an aggregate of $239 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.5 million shares of its common stock during each of the nine months ended June 28, 2025 and June 29, 2024 in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $39 million and $26 million for the nine months ended June 28, 2025 and June 29, 2024, respectively, to applicable tax authorities in connection with these repurchases.

Noncontrolling Interest

During the first quarter of 2023, the Company entered into a joint venture transaction pursuant to which Reliance Strategic Business Ventures Limited acquired 50.1% of the outstanding shares of Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity. The remaining 49.9% of the outstanding shares of SIPL is held by the Company. The Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. SIPL’s cash and cash equivalents balance of $212 million as of June 28, 2025 is not available for general corporate purposes and must be retained in SIPL to fund its operations.

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

The Company’s chief operating decision maker is the Chief Executive Officer who allocates resources and assesses performance of operating segments based on a measure of revenue and gross profit that excludes items not directly related to the Company’s ongoing business operations. These items are typically either non-recurring or non-cash in nature. Intersegment revenue consists primarily of sales of components from CPS to IMS.

The following table presents revenue and a measure of segment gross profit used by management to allocate resources and assess performance of operating segments:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Gross sales:
IMS	$1,648,404	$1,477,499	$4,875,352	$4,444,209
CPS	422,388	388,220	1,249,141	1,180,558
Intersegment revenue	(29,230)	(24,289)	(92,503)	(73,944)
Net sales	$2,041,562	$1,841,430	$6,031,990	$5,550,823

Gross profit:
IMS	$123,802	$112,364	$375,774	$338,114
CPS	62,204	44,686	171,649	146,951
Total	186,006	157,050	547,423	485,065
Unallocated corporate items (1)	(4,956)	(3,511)	(22,223)	(15,929)
Total	$181,050	$153,539	$525,200	$469,136

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

Note 11. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$68,616	$51,602	$197,827	$161,155

Denominator:
Weighted average common shares outstanding	53,614	55,466	54,074	55,862
Effect of dilutive stock options and restricted stock units	879	1,245	1,211	1,354
Denominator for diluted earnings per share	54,493	56,711	55,285	57,216

Net income attributable to common shareholders per share:
Basic	$1.28	$0.93	$3.66	$2.88
Diluted	$1.26	$0.91	$3.58	$2.82

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 12. Business Combination

On May 18, 2025, the Company entered into the Equity Purchase Agreement to acquire ZT Systems from AMD Design, LLC, a wholly owned subsidiary of Advanced Micro Devices, Inc., pursuant to which the Company will purchase all of the outstanding equity interests of ZT Systems, a provider of AI and general purpose computer infrastructure for hyperscale computing companies. Under the Equity Purchase Agreement, the Company will acquire ZT Systems’ data center infrastructure manufacturing business, excluding certain research and development functions, for an aggregate consideration (including contingent consideration) consisting of $2.4 billion in cash, $150 million in the Company’s stock and contingent consideration of up to $450 million in cash payable by the Company if certain conditions are met. The consideration is subject to certain adjustments based on ZT System’s closing cash, closing net working capital relative to a target amount, closing indebtedness and closing expenses. The Equity Purchase Agreement contains customary termination rights for the Company and ZT Systems, including if the acquisition is not completed by May 18, 2026 (subject to extension, including two automatic extensions until November 18, 2026, to the extent certain specified required regulatory approvals remain outstanding) (the “Outside Date”). Under the Equity Purchase Agreement, the Company will be required to pay a termination fee to ZT Systems of $153 million subject to certain conditions if the Equity Purchase Agreement is terminated by ZT Systems in certain circumstances related to the failure to obtain certain regulatory approvals prior to the Outside Date (or $76.5 million if such failure is related to a particular regulatory approval). The acquisition is expected to close near the end of the 2025 calendar year, subject to regulatory approvals and customary closing conditions.

In connection with the execution of the Equity Purchase Agreement, the Company entered into a commitment letter with certain financial institutions that have agreed to provide the Company with, subject to satisfaction of customary conditions and covenants, a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.5 billion to fund a portion of the consideration payable in the acquisition of ZT Systems and to pay related fees and expenses. The commitment is intended to be drawn only to the extent that permanent financing is not obtained prior to closing the acquisition. As alternative financing is secured, the commitment letter will be reduced.

During the three and nine months ended June 28, 2025, the Company incurred $7 million of acquisition and integration charges. These costs primarily consisted of advisory, legal, accounting, and other professional and consulting fees, and were expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture and the pending acquisition of ZT Group Int’l, Inc. (“ZT Systems”); any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of any future pandemics on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs, export controls and evolving trade policies on our business; any statements relating to future tax rates and tax policies and our expectations concerning developments in the audit by the IRS of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report received by us in November 2023; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue for the nine months ended June 28, 2025. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

Sales to our ten largest customers represent approximately 50% of net sales. Net sales from these customers are derived from multiple segments. No customer represented 10% or more of our net sales for the three and nine months ended June 28, 2025. One customer represented 10% or more of our net sales for the three and nine months ended June 29, 2024.

Trends and Uncertainties

We believe our end-to-end manufacturing solutions combined with our global supply chain management expertise differentiate us from our competitors and enable us to better serve the needs of OEMs. However, our business faces many challenges. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche product, service or end market. Although we believe we are well-positioned in each of our key end markets and offer many advantages compared to our competitors, competition remains intense and profitably growing our revenues has been challenging. Additionally, we are impacted by macroeconomic challenges, such as inflation, supply chain constraints, foreign currency fluctuations, high interest rates, market volatility, recession concerns, that have been and could be in the future exacerbated by geopolitical environment such as tensions between the U.S. and China, conflict in the Middle East and war in Ukraine.

Further, uncertainties around U.S. tariffs, retaliatory tariffs from other countries, and import/export restrictions may impact customer decisions to use our services in certain manufacturing locations and increase the complexity and cost of our supply chain. Although our customers are generally liable for tariffs we pay for components and finished products, our gross margins could be significantly reduced if we are unable to fully recover these costs. The timing of tariff recovery from customers could adversely affect our operating cash flow in a given period.
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

Pending Acquisition of ZT Systems

In line with our strategic intent to expand our presence in the Cloud and Artificial Intelligence ecosystem, we entered into an agreement to acquire ZT Systems’ data center infrastructure manufacturing business from AMD Design, LLC, with the acquisition expected to close near the end of 2025 calendar year, subject to regulatory approvals and customary closing conditions. Please see Note 12, “Business Combination” of the notes to the Condensed Consolidated Financial Statements contained in this report for more information.

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

Results of Operations

Key Operating Results

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)
Net sales	$2,041,562	$1,841,430	$6,031,990	$5,550,823
Gross profit	$181,050	$153,539	$525,200	$469,136
Operating income	$95,877	$82,367	$276,103	$245,904
Net income attributable to common shareholders	$68,616	$51,602	$197,827	$161,155

Net Sales

Sales by end market were as follows:

	Three Months Ended				Nine Months Ended
	June 28, 2025	June 29, 2024	Increase/(Decrease)		June 28, 2025	June 29, 2024	Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Aerospace, and Automotive	$1,255,297	$1,181,489	$73,808	6.2%	$3,775,853	$3,663,208	$112,645	3.1%
Communications Networks and Cloud Infrastructure	786,265	659,941	126,324	19.1%	2,256,137	1,887,615	368,522	19.5%
Total	$2,041,562	$1,841,430	$200,132	10.9%	$6,031,990	$5,550,823	$481,167	8.7%

Net sales increased 10.9% in the three months ended June 28, 2025 compared to the three months ended June 29, 2024 and 8.7% in the nine months ended June 28, 2025 compared to the nine months ended June 29, 2024, primarily driven by new program wins and program ramp-ups in our communications networks and cloud infrastructure, as well as our medical end market.

Gross Margin

Gross margin increased to 8.9% for the three months ended June 28, 2025 from 8.3% for the three months ended June 29, 2024. IMS gross margin remained relatively stable, at 7.5% for the three months ended June 28, 2025 compared to 7.6% for the three months ended June 29, 2024. CPS gross margin increased to 14.7% for the three months ended June 28, 2025 from 11.5% for the three months ended June 29, 2024, primarily due to improved operating efficiencies.

Gross margin increased to 8.7% for the nine months ended June 28, 2025 from 8.5% for the nine months ended June 29, 2024. IMS gross margin remained relatively stable at 7.7% for the nine months ended June 28, 2025 compared to 7.6% for the nine months ended June 29, 2024. CPS gross margin increased to 13.7% for the nine months ended June 28, 2025 from 12.4% for the nine months ended June 29, 2024, primarily due to improved operating efficiencies.

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

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 28, 2025 and June 29, 2024 were $70 million and $62 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.4% for each of the three months ended June 28, 2025 and June 29, 2024. The increase in absolute dollars was primarily due to higher variable compensation.

Selling, general and administrative expenses for the nine months ended June 28, 2025 and June 29, 2024 were $217 million and $196 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 3.5% for the nine months ended June 28, 2025 and June 29, 2024, respectively. The increase in absolute dollars was primarily due to higher variable compensation, professional fees and stock-based compensation expense from new equity grants.

Provision for Income Taxes

Provision for income taxes for the three months ended June 28, 2025 and June 29, 2024 was $19 million (20% of income before taxes) and $20 million (27% of income before taxes), respectively. The effective tax rate was lower for the three months ended June 28, 2025 primarily due to change in the jurisdictional mix of earnings and favorable discrete tax events, including a $2 million benefit from the release of certain foreign tax reserves due to expiration of statute of limitations.

Provision for income taxes for the nine months ended June 28, 2025 and June 29, 2024 was $52 million (19% of income before taxes) and $60 million (26% of income before taxes), respectively. The effective tax rate was lower for the nine months ended June 28, 2025 primarily due to a change in the jurisdictional mix of earnings and favorable discrete tax events, including a $3 million benefit from a change in tax law, a $3 million benefit from the release of certain foreign tax reserves due to expiration of statute of limitations and a $4 million benefit from stock-based compensation.

Liquidity and Capital Resources

	Nine Months Ended
	June 28, 2025	June 29, 2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$421,578	$288,341
Investing activities	(45,563)	(88,499)
Financing activities	(165,616)	(209,295)
Effect of exchange rate changes	1,461	(408)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	$211,860	$(9,861)

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

	As of
	June 28, 2025	September 28, 2024
Days in accounts receivable (1)	61	60
Contract asset days (2)	18	17
Days in inventory (3)	77	70
Days in accounts payable (4)	69	70
Customer inventory advances days (5)	20	7
Cash cycle days (6)	67	70
Net inventory turns (7)	6	6

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

Cash and cash equivalents were $798 million as of June 28, 2025 and $626 million as of September 28, 2024. Restricted cash equivalents as of June 28, 2025 were $40 million. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $2.1 billion and $1.9 billion as of June 28, 2025 and September 28, 2024, respectively.

Net cash provided by operating activities was $422 million for the nine months ended June 28, 2025. Our working capital metrics tend to fluctuate from quarter to quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended June 28, 2025, we generated $353 million of cash from earnings, excluding non-cash items, and $69 million of cash due primarily to increase in deferred revenue and customer advances, partially offset by increases in inventories, contract assets, accounts receivables and decrease in accounts payable. The increases in inventories, contract assets and accounts receivables were consistent with the growth in business volume. The change in deferred revenue and customer advances is driven by increased customer deposits against raw material inventory purchases. The decrease in accounts payable is primarily due to timing of payments.

Net cash used in investing activities was $46 million for the nine months ended June 28, 2025. During the nine months ended June 28, 2025, we received $49 million from liquidation of investments held in a former rabbi trust for our deferred compensation plan assets, received $5 million proceeds primarily from the sale of certain property, purchased $15 million of long-term investments and used $85 million of cash for capital expenditures.

Net cash used in financing activities was $166 million for the nine months ended June 28, 2025. During the nine months ended June 28, 2025, we used $114 million of cash to repurchase common stock, withheld $39 million payments to tax authorities for stock-based compensation activity and repaid $13 million of borrowings.

Other Liquidity Matters

We repurchased 1.4 million shares of our common stock for $114 million under stock repurchase programs authorized by our Board of Directors for the nine months ended June 28, 2025. During the second quarter of 2025, our Board of Directors authorized the repurchase of up to $300 million of our common stock in the open market or in negotiated private transactions. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As of June 28, 2025, an aggregate of $239 million remained available under these programs.

We are party to a Receivables Purchase Agreement, as amended (the “RPA”), with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), the percentage of our total trade receivables that can be sold and outstanding at any time is 50%. Therefore, as of June 28, 2025, a maximum of $490 million of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

In addition to the RPA, we participate in trade receivables sales programs that have been implemented by certain of our customers, as in effect from time to time. We do not service trade receivables sold under these other programs. The sale of receivables under all of these programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired. See Note 6, “Accounts Receivable Sale Program” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate associated with anticipated variable rate borrowings. In addition, beginning the second quarter of 2025, we entered into a total return swap contract to manage the equity market risks associated with our deferred compensation plan liabilities. See Note 3, “Financial Instruments” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of June 28, 2025, we had accrued liabilities of $36 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of June 28, 2025, we had a liability of $51 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock.

We generated $422 million of cash from operations for the nine months ended June 28, 2025. Our primary sources of liquidity as of June 28, 2025 consisted of (1) cash and cash equivalents of $798 million (an aggregate of $212 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”), our existing Indian manufacturing entity, that may not be used for general corporate purposes and must be retained in SIPL to fund its operations); (2) our Credit Agreement, under which $791 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Credit Agreement up to an additional $200 million.

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

As of June 28, 2025, 40% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations, which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

In connection with the pending acquisition of ZT Systems, we entered into a commitment letter with certain financial institutions that have agreed to provide us with committed financing, subject to satisfaction of customary conditions and covenants, a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.5 billion to fund a portion of the purchase consideration and to pay related fees and expenses. The commitment is intended to be drawn only to the extent that permanent financing is not obtained prior to closing the acquisition. As alternative financing is secured, the commitment letter will be reduced. See Note 12, “Business Combination” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

Information regarding our contractual obligations was provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024. There were no material changes in our contractual obligations as of June 28, 2025.

Off-Balance Sheet Arrangements

As of June 28, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2025.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 28, 2025 because of the material weaknesses in our internal control over financial reporting discussed below.

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

As of the third quarter of fiscal 2025, the division has designed and implemented processes and procedures over quarterly contract estimates and resulting adjustments to the estimates. The material weaknesses will not be considered formally remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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
•Enhanced the review controls and procedures to ensure validation of transfer of control and customer level inventory reconciliations are substantiated by appropriate documentation.

We believe these measures will remediate the material weakness in internal control over financial reporting described above. The material weaknesses will not be considered formally remediated until the controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

(c) Changes in Internal Control over Financial Reporting

The remediation efforts described above were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•fluctuations in component prices, component shortages and extended component lead times caused by high demand and supply chain constraints and disruptions caused by geopolitical conditions and events, such as the war in Ukraine, conflict in the Middle East, tensions between the U.S. and China, natural disasters or otherwise;
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

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are or can be negatively impacted by economic, political and other conditions in the foreign countries in which we do business, including:

•changes in trade and tax laws that may result in us or our customers being subject to increased taxes, duties and tariffs (such as those announced by the U.S. since April 2025) and import and export restrictions, which could increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;
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

The U.S. has recently announced or enacted a broad increase in tariffs on all imported components, as well as on aluminum, steel, copper and derivatives thereof, subject to limited exceptions. As a result, we are exposed to increased tariffs with respect to components, products and certain raw materials we import into the U.S. from China, Mexico and other countries. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products and the importation of the products themselves, our gross margins would be reduced, potentially significantly, in the event we are for any reason unable to fully recover tariffs or duties from our customers. Any decision by a large number of our customers to cease using our non-U.S. manufacturing locations due to the application of increased tariffs would materially reduce our revenue and net income. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which could materially adversely impact our operating cash flow in a given period, especially if the recently announced higher tariffs actually take effect.

Worldwide supply chain shortages caused by the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components, and geopolitical events have collectively limited our ability to manufacture and ship all of the products for which we have demand; our profitability will be reduced if we are unable to continue to pass on increasing component costs.

Over the past five years, our supply chain has been significantly impacted by interruptions in supplier and port operations resulting from the COVID-19 pandemic, the resumption of strong worldwide demand for electronic products and components following the easing of COVID-19 restrictions, and geopolitical events, such as the war in Ukraine and conflict in the Middle East. As a result, we have experienced and continue to experience delays in delivery and shortages of certain components, particularly certain types of capacitors, resistors and discrete semiconductors needed for many of the products we manufacture. These conditions have limited and may continue to limit our ability to manufacture and ship all of the products for which we have demand and that require these components and have resulted and may continue to result in an increase in our inventories of other components that cannot be assembled into finished products without these components. These factors are exacerbated by the fact that we are dependent on a limited number of sole source suppliers to provide key components that we incorporate into our products. In the case of semiconductors, most third-party manufacturing is concentrated among a small number of suppliers located in the same geographic area. Although conditions have generally improved, we expect some level of delays and shortages to continue to persist in some form in the short to medium term. Any such delays or shortages, including due to natural disasters or geopolitical issues or conflicts, could result in delays in shipments to our customers, which would reduce our revenue, margins and operating cash flow for the periods affected.

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

As of June 28, 2025, approximately 60% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

Strategic Transaction Risks

We may not be successful in implementing and integrating strategic transactions, including the pending ZT Systems acquisition, or in divesting assets or businesses, which could harm our operating results; we could become required to book a charge to earnings should we determine that goodwill and other acquired assets are impaired.

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. For example, in May 2025, we entered into an agreement with Advanced Micro Devices, Inc. to acquire the data center infrastructure manufacturing business of ZT Systems, and in October 2022, we entered into a joint venture with a wholly owned subsidiary of Reliance Strategic Business Ventures Limited (“RSBVL”) that is intended to create a world-class electronic manufacturing hub in India. Our acquisition of ZT Systems is currently expected to close near the end of the 2025 calendar year, subject to regulatory approvals and customary closing conditions.

Our ability to realize any of the anticipated benefits from the pending acquisition of ZT Systems depends on us completing the acquisition and successfully integrating ZT Systems into our business. If we cannot successfully integrate or are delayed in integrating newly acquired businesses, it could negatively impact our ability to develop or sell new products and impair our ability to grow our business, which could materially adversely affect our financial condition, results of operations or cash flows. Even if ZT Systems is successfully integrated, the benefits of such acquisition may not be realized within the anticipated time frame or at all. The success of our India joint venture is also subject to a number of risks and uncertainties, including the joint venture obtaining “Trusted Source” designation under the India government’s “Make in India” initiative, adverse changes in the key markets the joint venture targets and the risks described above under the caption “We are subject to risks arising from our international operations”.

Strategic transactions, including the pending acquisition of ZT Systems, involve a number of risks, uncertainties and costs, including: difficulty in integrating acquired operations and workforce, businesses and products; resolving quality issues involving acquired products; incurring severance and other restructuring costs; diverting management attention from their normal operational duties; maintaining customer, supplier or other favorable business relationships of acquired operations; terminating unfavorable commercial arrangements; losing key employees; integrating the systems of acquired operations into our management information systems; satisfying the liabilities of acquired businesses, including liability for past violations of law and material environmental liabilities; significant transaction and integration costs, or unknown or inestimable liabilities associated with the transaction, such as increased interest expense and compliance with debt covenants or other obligations; and the possibility that we may not realize the expected benefits, cost savings, accretion, synergies, or growth from the transaction, or that such benefits may be delayed. Any of these risks could cause our strategic transactions, including the ZT Systems acquisition and our India joint venture, not to be as profitable as expected or planned.

Separately, we may also choose to divest plants, businesses or products lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

Finally, we have in the past recorded, and, upon closing of the ZT Systems acquisition, will be required to record substantial goodwill and other intangible assets on our balance sheet. We evaluate, at least on an annual basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of our goodwill and other intangible assets may no longer be recoverable. Should we determine in the future that our goodwill or other intangible assets have become impaired, an impairment charge to earnings would become necessary, which could be significant.

There can be no assurance that we will be able to secure the funds necessary to pay the cash portion of the consideration payable in our acquisition of ZT Systems’ manufacturing business, in a timely manner or at all.

We intend to finance the cash portion of the consideration payable in our pending acquisition of ZT Systems’ manufacturing business with the proceeds of debt financing. To this end, we have entered into a bridge commitment letter (the “Bridge Commitment Letter”) containing commitments for a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.5 billion (the “Bridge Facility”). The Bridge Commitment Letter also contemplates that we will seek to obtain permanent financing in the form of senior secured term loans and/or senior secured or unsecured notes prior to the closing of the acquisition of ZT Systems, and that the commitments under the Bridge Facility will be reduced by the amount of any such permanent financing (or permanent financing commitments) obtained. As of the date of this filing, we have not entered into any definitive agreement for this debt financing or other financing arrangements in lieu thereof, and the obligation of the lender to provide the Bridge Facility under the Bridge Commitment Letter is subject to a number of customary conditions. There is a risk that these conditions will not be satisfied and that the Bridge Facility or alternative debt financing may not be available on acceptable terms, in a timely manner or at all. Should alternative financing not be available prior to closing and we utilize the Bridge Facility to pay the cash purchase price payable at closing, we will be required to obtain alternative financing within one year of closing due to the short maturity of the Bridge Facility. Our obligation to consummate our acquisition of ZT Systems is not conditioned upon our ability to obtain financing. If we are unable to complete the Bridge Facility or obtain sufficient alternative debt financing, the completion of our acquisition of ZT Systems may be delayed or not completed, in which case we would be in breach of our obligations under the Equity Purchase Agreement.

The agreements that will govern indebtedness to be incurred in connection with our acquisition of ZT Systems’ manufacturing business are expected to contain various covenants that will impose restrictions that may affect our ability to operate our businesses.

The agreements that will govern indebtedness to be incurred in connection with our acquisition of ZT Systems’ manufacturing business, including pursuant to the related debt financing contemplated by the Bridge Commitment Letter, are expected to contain various affirmative and negative covenants that will, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, enter into transactions with affiliates, enter into burdensome agreements, make fundamental changes, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, among other things. In addition, certain definitive documentation governing such indebtedness is expected to contain financial maintenance covenants that will require us to maintain a certain leverage ratio and an interest coverage ratio at the end of each fiscal quarter. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations under the applicable definitive documentation or under other debt agreements.

Our ability to complete the acquisition of ZT Systems’ manufacturing business is subject to closing conditions, including the receipt of consents and approvals from government authorities, which may impose conditions that could adversely affect us or cause the acquisition to not be completed.

Our pending acquisition of ZT Systems, which is currently expected to close near the end of the 2025 calendar year, is subject to the satisfaction or waiver of a number of customary conditions as specified in the Equity Purchase Agreement, including receipt of certain specified required regulatory approvals and the absence of laws or orders restraining the consummation of the transaction. We cannot assure you that we will receive the necessary regulatory approvals at all or in a timely manner or that closing conditions will be satisfied. Any delay in completing the acquisition could cause us to not realize, or to be delayed in realizing, some or all of the benefits we expect to achieve from the acquisition.

Additionally, if the acquisition is not completed, we may incur significant costs that we may be unable to recover, which could negatively affect our business and results of operations. We would be required to pay ZT Systems a termination fee of up to $153 million if the Equity Purchase Agreement is terminated in certain circumstances related to the failure to obtain required regulatory approvals.

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

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include announcements by our customers, suppliers, competitors or other events affecting companies in the electronics industry, such as component shortages, changes in trade and tax policies, currency fluctuations, the impact of natural disasters and global events, geopolitical conditions and events, and general market fluctuations and macroeconomic conditions, including inflation, recession and slowing global economic growth, any of which may cause the market price of our common stock to fluctuate widely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the third quarter of 2025:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
March 30, 2025 through April 26, 2025	197,018	$67.89	197,018	$239,220,554
Month #2
April 27, 2025 through May 24, 2025	—	$—	—	$239,220,554
Month #3
May 25, 2025 through June 28, 2025	—	$—	—	$239,220,554
Total	197,018	$67.89	197,018

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

Item 5. Other Information

During the quarter ended June 28, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

During the quarter ended March 29, 2025, the following officer adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 as follows:

On February 5, 2025, Vishnu Venkatesh, Senior Vice President, Finance and Controller of the Company, adopted a Rule 10b5-1 trading arrangement (the “Plan”) with respect to the sale of up to 6,500 shares of common stock, prior to withholding for taxes, issuable upon vesting of certain restricted stock units previously issued to Mr. Venkatesh. The Plan terminates on February 4, 2026 or at such time all shares under the Plan are sold and is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

2.1(1)*	Equity Purchase Agreement dated as of May 18, 2025, by and among Sanmina Corporation, Advanced Micro Devices, Inc., AMD Design, LLC, and ZT Group Int’l, Inc.

3.5(2)	Sanmina Corporation Amended and Restated Bylaws, as amended June 19, 2025.

10.46(3)**	Bridge Commitment Letter, dated as of May 18, 2025 by and among Sanmina Corporation, Bank of America, N.A., and BofA Securities, Inc.

10.47**
Amendment No. 1 to Fifth Amended and Restated Credit Agreement dated as of June 6, 2025 by and among Sanmina Corporation, the guarantors party thereto, Bank of America, N.A. and each of the other lenders party thereto (filed herewith).

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

________________________

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sanmina hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
** Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.

(1)    Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2025.
(2)    Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2025.
(3)    Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2025.
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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2025

		By:	/s/ JONATHAN FAUST
Jonathan Faust
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2025