Form 10-K
period 2025-09-27
SANMINA CORP
filed 2025-11-13
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2.3 billion as of March 29, 2025 based upon the last reported sale price of the common stock on the NASDAQ Global Select Market on March 28, 2025.
As of October 31, 2025, the number of shares outstanding of the registrant’s common stock was 54,563,887.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant’s 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

SANMINA CORPORATION

Item 1.  Business

Overview

Sanmina Corporation (“we” or “Sanmina” or the “Company”) is a leading global provider of integrated manufacturing solutions, components, products and repair, logistics and after-market services. We provide these comprehensive offerings primarily to original equipment manufacturers (“OEMs”) in the following industries: industrial, medical, defense and aerospace, automotive, communications networks and cloud infrastructure. Our customer-focused organization with 39,000 employees, including 4,000 temporary employees, supports our customers from 20 countries on four continents. We locate our facilities near our customers and their end markets in major centers for the electronics industry or in lower-cost locations. The combination of our advanced technologies, extensive manufacturing expertise and economies of scale enables us to meet the specialized needs of our customers. All references in this report to years refer to our fiscal years unless otherwise noted.

Our end-to-end solutions, combined with our global supply chain management expertise, allow us to manage our customers’ products throughout their life cycles. These solutions include:

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

We manage our operations as two businesses:

1)     Integrated Manufacturing Solutions (“IMS”). IMS is a single operating segment consisting of printed circuit board (“PCB”) assembly and test, high-level assembly and test and direct order fulfillment. This segment generated approximately 80% of our total revenue in 2025.

2)    Components, Products and Services (“CPS”). Components include advanced PCBs, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include optical, radio frequency (“RF”) and microelectronic design and manufacturing services from our Advanced Microsystems Technologies division; multi-chip package memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions division; defense and aerospace products, design, manufacturing, repair and refurbishment services from our SCI Technology, Inc. (“SCI”) subsidiary; and cloud-based smart manufacturing execution software from our 42Q division. Services include design, engineering, logistics and repair and direct order fulfillment. CPS generated approximately 20% of our total revenue in 2025.

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
b.    Medical. Disposable, wearable and consumable products supporting glucose sensing, insulin and drug delivery, cancer treatment and general health monitoring. Lab diagnostic, life sciences, lab processing equipment, high volume automated labs, point of care and personal use devices. Next generation imaging, monitoring and therapeutic delivery systems.
c.    Defense and Aerospace. Federal, regional, municipal and commercial surveillance systems, secure network communication systems and personal protection devices. Federal and commercial manned and unmanned aerospace products.
d.    Automotive and Transportation. Power conversion and battery management for battery electric vehicles and hybrid electric vehicles. Electronic systems for heavy equipment, agricultural, commercial and passenger vehicles. Autonomous, driver assistance and remote control vehicle applications.

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

Promoting New Product Introduction (“NPI”) and Joint Design Manufacturing (“JDM”) Solutions. As a result of customer demand and our customers’ desire to manage research and development expenses, we offer product design services to develop systems and components jointly with our customers. Our NPI services include quick-turn prototyping, supply chain readiness, functional test development, and release-to-volume production. In a JDM model, our customers bring market knowledge and product requirements, and we bring complete design engineering and NPI services. Our design engineering offerings include product architecture development, detailed design, simulation, test and validation, system integration, regulatory and qualification services.

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

Pursuing Strategic Transactions. We continually seek to identify and undertake strategic transactions that give us the opportunity to grow our business by accessing new customers’ products, manufacturing solutions, repair service capabilities, intellectual property, technologies and geographic markets.

Continuing to Seek Cost Savings and Efficiency Improvements. We seek to optimize our facilities to provide cost-effective services for our customers. We continue to invest in factory automation, process improvements, robotics and AI to further enhance our manufacturing efficiency. We maintain extensive operations in lower-cost locations and we plan to expand our presence as appropriate to meet the needs of our customers. We believe we are well positioned to take advantage of future opportunities on a global/regional basis.

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

End-to-End Solutions. We provide solutions throughout the world to support our customers’ products during their entire life cycle, from product design and engineering, through manufacturing, to direct order fulfillment, logistics and after-market product service and support. We believe our end-to-end solutions are among the most comprehensive in the industry because we focus on adding value before, during and after the actual manufacturing of our customers’ products. These solutions also enable us to (1) provide our customers with a single source of supply for their design, supply chain and manufacturing needs, (2) accelerate time to market and time to volume production and (3) lower product costs, while allowing our customers to focus on those activities they expect to add the highest value to their business. We believe our end-to-end solutions allow us to develop closer relationships with our customers and more effectively compete for their future business.

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

Vertically Integrated Manufacturing Solutions. We provide a range of vertically integrated manufacturing solutions, including high-technology components, new product introduction and test development services. These solutions are provided in every major region worldwide, with design and prototyping close to our customer’s product development centers. Our customers benefit significantly from our experience in these areas, including product cost reduction, minimization of assets deployed for manufacturing, accelerated time-to-market and a simplified supply chain. Key system components we manufacture include high-technology PCBs, PCB assemblies, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, plastic injected molded parts, memory modules, and optical, RF microelectronics modules. These components and sub-assemblies are integrated into a final product or system, configured and tested to our customer’s or the end-customer’s specifications and delivered to the final point of use, with us managing the entire supply chain. By manufacturing system components and subassemblies ourselves, we enhance continuity of supply and reduce costs for our customers.

Advanced Component Technologies. We provide advanced component technologies, which we believe allow us to differentiate ourselves from our competitors. These advanced technologies include the fabrication of complex PCBs, PCB assemblies, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, plastic injected molded parts, memory modules, and optical, RF and microelectronics modules.

We utilize a centralized Technology Council to coordinate the development and introduction of new technologies to meet our customers’ needs in various locations and to increase technical collaboration among our facilities and divisions.

Global Manufacturing Capabilities. Most of our customers compete and sell their products on a global basis. As such, they require global solutions that include regional manufacturing for selected end markets, especially when time to market, local manufacturing or content and best cost solutions are critical objectives. Our global network of manufacturing facilities provides our customers with flexibility through a combination of sites to maximize both the benefits of regional and best cost manufacturing solutions and repair services, especially in the constantly evolving tariff and geopolitical environments. In addition to our extensive network of manufacturing, distribution and repair locations, we support our customers’ logistics and repair requirements through selected certified partners around the world.

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

Expertise in Industry Standards and Regulatory Requirements. We have achieved and maintain a comprehensive portfolio of regulatory compliance certifications for some of the most demanding industries, including among others, medical, automotive and defense and aerospace, delivering competitive differentiation in our high availability, mission critical markets.

Our Products and Solutions

Integrated Manufacturing Solutions includes:

Printed Circuit Board Assembly (“PCBA”) and Test. To meet the ever-changing needs across our diverse customer base, we continue to evolve in support of their current and future requirements. PCBAs are at the core of all electronic systems, and we continue to work to ensure that our PCBA manufacturing capabilities are aligned with the requirements for such complex systems. PCBA involves attaching electronic components, such as integrated circuits, capacitors, microprocessors, resistors, memory modules, and connectors to PCBs. The most common technologies used to attach components to PCBs employ surface mount technology (“SMT”) and pin-through-hole assembly (“PTH”) and press-fit technology for connectors. We use SMT, PTH, press-fit and other attachment technologies focused on miniaturization and increasing the density of component placement on PCBs. These technologies, which support the needs of our customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high-density interconnect. We perform in-circuit and functional testing of PCBAs. In-circuit testing verifies that all components are properly inserted and attached and that electrical circuits are complete. Functional tests are performed to confirm the board or assembly operates in accordance with its final design and manufacturing specifications. We design and procure test fixtures and develop our own test software or use our customers’ test fixtures and test software. In addition, we provide environmental stress tests of the board or assembly that are designed to confirm that the board or assembly will meet the environmental stresses, such as heat, to which it will be subjected.

High-Level Assembly and Test. We provide high-level assembly and test in which assemblies and modules are combined to form complete, finished products. Examples include complex electro-mechanical assemblies, fluid and blood analysis systems, food dispensing equipment, diagnostic medical devices, high-voltage power management systems, rotating x-ray equipment for airport security, particle analyzers for homeland security and motorized magnetic resonance imaging units. Our facilities also support full system level assembly and test and logistic support for a variety of complex electronic and electro-mechanical, as well as liquid-cooled heat dissipation devices and systems, including radio base stations and transmission equipment for wireless networks, optical central offices and wireline switching and routing hardware, server and storage systems for data centers, carriers central offices and video streaming service providers, high-volume disposable sensors and drug delivery devices, lab diagnostics, surgical controllers, ultrasound systems, patient monitoring systems, automotive sensor assemblies, and electric vehicle power control systems and modules. These products require highly specialized manufacturing capabilities and processes, as well as integrated IT systems and, in most cases, rigorous regulatory compliance and certifications.

Direct Order Fulfillment. We provide direct order fulfillment for our OEM customers. Direct order fulfillment involves receiving customer orders, configuring products to quickly fill the orders and delivering the products either to the OEM, a distribution channel, or directly to the end customer. We manage our direct order fulfillment processes using a core set of common systems and processes that receive order information from the customer and provide comprehensive supply chain management, including procurement and production planning. These systems and processes enable us to process orders for multiple system configurations and varying production quantities including single units. Our direct order fulfillment services include build-to-order (“BTO”) and configure-to-order (“CTO”) capabilities: in BTO, we build a system with the particular configuration ordered by the OEM customer; in CTO, we configure systems to an end customer’s order, for example by installing software desired by the end customer. The end customer typically places this order by choosing from a variety of possible system configurations and options. Using advanced manufacturing processes and a real-time warehouse management and data control system on the manufacturing floor, we can usually meet a 48-to-72 hour turn-around-time for BTO and CTO requests. We support our direct order fulfillment services with logistics that include delivery of parts and assemblies to the final assembly site, distribution and shipment of finished systems and processing of customer returns.

Components, Products and Services includes:

Product Design and Engineering. Our design and engineering groups provide customers with comprehensive services from initial product design and detailed product development to prototyping and validation, production launch and end-of-life support for a wide range of products covering all our market segments. These groups complement our vertically integrated manufacturing capabilities by providing component level design services for PCBs, backplanes and a variety of electro-mechanical systems. Our offerings in design engineering include product architecture, detailed development, simulation, test and validation, integration and regulatory and qualification services, and our NPI services include quick-turn prototypes, functional test development and release-to-volume production. We also offer post-manufacturing and end-of-life support, including repair and sustaining engineering support through our Global Services division. We can also complement our customer’s design team with our unique skills and services which can be used to develop custom, high-performance products that are manufacturable and cost optimized to meet product and market requirements. Such engineering services can help in improving a customer’s time-to-market and cost-to-market objectives.

Printed Circuit Boards. We produce a wide range of PCBs with multiple layers in our PCB fabrication plants around the world. Skilled professionals using specialized production equipment along with an in-depth understanding of sophisticated manufacturing processes and high-performance laminate materials allow us to fabricate some of the largest PCB’s with very complex geometries and features.

Our ability to support our customers NPI activity with material selection and design for manufacturability advice coupled with very fast PCB fabrication followed by higher volume manufacturing in our PCB fabrication plants around the world allows our customers to accelerate their time-to-market as well as their time-to-volume.

Backplanes Fabrication and Backplane Assembly. Backplanes are typically very large PCBs that serve as the backbones of sophisticated electronics products, such as internet routers and switches, and in a wide variety of other applications. We assemble backplanes by press-fitting high-density connectors into plated through-holes in the fabricated backplane. In addition, many of the newer, advanced technology backplanes require surface-mounted attachment of components, including active high-pin count packages that come in a variety of sophisticated package types. These advanced assembly processes require specialized equipment and a strong focus on quality and process control. We often perform in-circuit and functional tests on backplane assemblies as well as more complex test to verify signal integrity.

Cable Assemblies. Cable assemblies are used to connect a wide variety of modules, assemblies and subassemblies, including backplane assemblies in a range of products in medical, industrial, military, data-center or computing, communications and other applications. We provide a wide range of cable assembly products of varying degrees of complexity and we provide mechanical assembly and integration services where we often assemble, integrate and test cables with electromechanical systems or sub-systems.

Fabricated Metal Parts. Parts that are fabricated from metal are often used in sub-assemblies and full enclosures, racks or cabinets used to house and protect complex, critical and fragile electronic components, modules and sub-systems. We fabricate metal parts that range from single parts to complex enclosures, racks or cabinets and we often integrate these with various electronic components and sub-systems including backplane assemblies and cables. We may also install air or liquid based cooling systems especially for data center applications.

Precision Machined Parts. We offer a suite of world-class precision machining services in multiple locations. We use sophisticated equipment that allows us to machine complex parts to very tight tolerances and we often perform further assembly services with these components in clean-room environments. Our capabilities include complex medium and large format mill and lathe machining of aluminum, stainless steel, plastics, ferrous and nonferrous alloys and exotic alloys as well as helium and hydrostatic leak-test capabilities.

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

We currently supply a wide range of optical products from 100G to 1.6T supporting optical communication, AI, high performance computing, quantum computing and data center marketplaces. For the medical end market, we develop components and subassemblies that support our medical manufacturing operations for products such as blood analyzers, food contamination analyzers, and specialized optical spectrometers and fluorometers utilizing the latest optical technologies. In the automotive and industrial end markets, we are working with customers on next generation photonics based LIDAR product offerings.

Viking Technology. Our Viking Technology division provides advanced high-technology hardware products, such as Solid-State Drives (“SSDs”), DRAM memory modules, Non-Volatile DIMMs and the latest Compute Express Link (“CXL”) attached memory which increases efficiency by allowing composability, scalability, and flexibility for heterogeneous and distributed computer architectures. Furthermore, Viking Technology specializes in delivering state-of-the-art ruggedized Microelectronics Multi-Chip Package (“MCP”) memory solutions. The compact and rugged design of these MCPs makes them ideal for Size, Weight, and Power (“SWaP”) optimized applications. Viking Technology product offerings cater to the networking, industrial, transportation, medical, AI, data centers, and defense and aerospace markets.

Viking Enterprise Solutions. Our Viking Enterprise Solutions division (“VES”) is a market leader in high-performance storage platforms for both enterprise and hyperscaler data centers globally. Our differentiated nonvolatile memory express (“NVMe”) flash and disk-based storage solutions enable VES to meet the growing demands for data processing and storage efficiency.

VES provides solutions ideal for a wide range of applications including rack scale data storage and AI and machine learning workloads. With the increasing demand for AI, hybrid cloud and edge solutions for compute workloads in hyperscaler and enterprise data centers, VES is well positioned to take advantage of these trends.

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

SCI’s customers include U.S. government agencies, U.S. allies and major defense and aerospace prime contractors. SCI has the infrastructure and facility security clearance to support the stringent certifications, regulations, processes and procedures required by these customers.

Global Services. Sanmina Global Services complements our end-to-end manufacturing strategy by integrating a full range of post-manufacturing and after-market services, engineering, supply chain, assembly, logistics, repair and environmentally friendly disposition into a seamless solution for customers, for both Sanmina-manufactured, and non-Sanmina-manufactured products around the world. We provide a wide range of services, including new product introduction, high-level assembly, configuration and direct order fulfillment services, warranty management, life-extension services and end-of-life management as well as programs that focus on reuse, repair, refurbishment, recycle, recover and redesign collectively designed to minimize landfill waste. Our reverse logistics services include detailed failure analysis and feedback to enhance product design and manufacturing quality. Our IT systems provide enhanced AI capabilities to address efficiency and effectiveness, as well as full traceability of the product’s lifecycle, from manufacturing and distribution to product returns, the repair process, component swaps and product test results.

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

Customers and Marketing

A key component of our strategy is to attract and retain long-term customer partnerships with leading companies in growth industries that will benefit from our global/regional footprint and unique value proposition in advanced electronics manufacturing. We develop relationships with our customers and market our vertically integrated manufacturing solutions through our sales and marketing staff. Our sales team works closely with our customers’ engineering and technical personnel to understand their strategy and roadmaps to enable their go-to-market strategy. Our sales and marketing staff supports our business strategy of providing end-to-end solutions by encouraging cross-selling vertically integrated manufacturing solutions and component manufacturing across a broad range of major OEM products. We utilize our existing technical capabilities in design, technology components, and complex assembly, integration, and after-sales services to provide tailored solutions to our customers. With our extensive market knowledge and global/regional footprint, we can align these solutions to our facilities in each region around the world.

Sales to our ten largest customers represented 52% of our net sales in 2025. One customer represented 10.1% of our net sales in both 2025 and 2024 and one customer represented 13.2% of our net sales in 2023.

We typically enter into supply agreements with our major OEM customers with terms ranging from three to five years. Our supply agreements generally do not obligate the customer to purchase minimum quantities of products. However, the customer is typically liable for the cost of the materials, tariffs and components we have ordered to meet their production forecast but which are not used, provided that the material was ordered in accordance with an agreed-upon procurement plan. In some cases, the procurement plan contains provisions regarding the types of materials for which our customers will assume responsibility. Our supply agreements generally contain provisions permitting cancellation and rescheduling of orders upon notice and are subject to cancellation charges and, in some cases, rescheduling charges. In some circumstances, our supply agreements with customers include provisions for cost reduction objectives during the term of the agreement, which can have the effect of reducing revenue and profitability from these arrangements.

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

Intellectual Property

We hold U.S. and foreign patents and patent applications relating to, among other things, PCB manufacturing technology, enclosures, cables, memory modules, optical technology, medical devices, computing and storage, and defense and aerospace. For other proprietary processes, we rely primarily on trade secret protection. A number of our patents have expired or will expire in the near term. The expiration and abandonment of patents reduces our ability to assert claims against competitors or others who use similar technologies and to license such patents to third parties. We have registered a number of trademarks and have pending trademark applications in both the U.S. and internationally. Sanmina, Viking, Viking Enterprise Solutions, Viking Technology and 42Q are registered trademarks of Sanmina Corporation.

Compliance with Government Regulations

Environmental Regulations

We are subject to a variety of local, state, federal and foreign environmental laws and regulations relating to the storage and use of hazardous materials used in our manufacturing processes, as well as the storage, treatment, discharge, emission and disposal of hazardous waste that are by-products of these processes. We are also subject to occupational safety and health laws, product labeling and product content requirements, either directly or as required by our customers. Proper waste disposal is a major consideration for PCB manufacturers due to the metals and chemicals used in the manufacturing process. Water used in the PCB manufacturing process must be treated to remove metal particles and other contaminants before it can be discharged into municipal sanitary sewer systems. We operate on-site wastewater treatment systems at our PCB manufacturing plants in order to treat wastewater generated in the fabrication process.

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

We have a range of corporate programs that aim to reduce the use of hazardous materials in manufacturing. We developed corporate-wide standardized environmental management systems, auditing programs and policies to enable better management of environmental compliance activities. For example, almost all of our manufacturing facilities are certified under ISO 14001, a set of standards and procedures relating to environmental compliance management. In addition, the electronics industry must adhere to the European Union’s Restrictions of Hazardous Substances (“RoHS”) and Waste Electrical and Electronic Equipment (“WEEE”). Parallel initiatives have been adopted in other jurisdictions throughout the world, including several states in the U.S. and the Peoples’ Republic of China. RoHS limits the use of lead, mercury and other specified substances in electronics products. WEEE requires producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have implemented procedures intended to ensure our manufacturing processes are compliant with RoHS and the European Union’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation, when required. WEEE compliance is primarily the responsibility of OEMs.

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

In connection with certain acquisitions, we have incurred liabilities associated with environmental contamination. These include ongoing investigation and remediation activities at a number of current and former sites, including those located in Owego, New York; Derry, New Hampshire; and Brockville, Ontario. In addition, we are currently responding to a regulatory inquiry relating to environmental conditions at a former facility in Orange County, California and also have ongoing investigation activities at and adjacent to two other former facilities in Orange County to determine the extent of any soil, soil vapor, and groundwater contamination. Finally, there are some sites, including our acquired facility in Gunzenhausen, Germany, which are known to have groundwater contamination caused by a third-party, and that third-party has provided indemnification to us for the related liability. However, in certain situations, third-party indemnities may not be effective to reduce our liability for environmental contamination.

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

Human Capital Resources

General Information About Our Human Capital Resources

As of September 27, 2025, we had approximately 39,000 employees, including 4,000 temporary employees in 20 countries.

Region	Approximate Breakdown of Employees
Americas	55%
APAC	36%
EMEA	9%
Total	100%

Core Principles

At Sanmina, we believe our employees are the key to our success. We cultivate an agile, innovative workplace culture fueled by collaboration and inclusion. Having highly engaged employees is essential to our culture and achieving our mission. We embrace various perspectives and empower our employees to improve our organization, help us innovate, and continuously strengthen our workplace.

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

Inclusiveness

We are focused on creating a culture of belonging where employees can be their authentic selves and cultivate a workplace where everyone has an opportunity to succeed. Recognizing and respecting our global presence, we strive to maintain an inclusive workforce everywhere we operate. Approximately 49% of our employees worldwide are female and, in the U.S., non-Caucasian employees account for approximately 60% of the employee base. Our inclusion principles are reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth the name, position and age of our current executive officers and their ages as of September 27, 2025.

Name	Age	Position
Jure Sola	74	Chairman and Chief Executive Officer
Jonathan Faust	48	Executive Vice President, Chief Financial Officer
Alan Reid	62	Executive Vice President, Global Human Resources
Charles C. Mason	60	Executive Vice President, Worldwide Sales

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

Jonathan Faust has served as our Executive Vice President and Chief Financial Officer since December 2023. Mr. Faust previously served as Global Controller and Head of Corporate Finance & Services of HP Inc., which he joined in August 2021. From February 2020 until July 2021, Mr. Faust was Chief Financial Officer of Aruba, a Hewlett Packard Enterprise company. Mr. Faust spent more than 19 years at Hewlett Packard Enterprise (and formerly Hewlett Packard Co.) working in various finance roles, most recently as Senior Vice President and Chief Financial Officer – Hybrid IT from August 2018 until January 2020.

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

We realize a substantial portion of our revenue from communications equipment customers, including cloud service providers and data center operators. This market is highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of substantially reducing our revenue and net income.

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
•fluctuations in component prices, component shortages and extended component lead times caused by high demand and supply chain constraints and disruptions caused by natural disasters, geopolitical conditions and events, such as the war in Ukraine, conflict in the Middle East and tensions between the U.S. and China, or otherwise;
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

The substantial majority of our net sales are generated through our non-U.S. operations. As a result, we are or can be negatively impacted by economic, political and other conditions in the foreign countries in which we do business, including:

•changes in trade and tax laws that may result in us or our customers being subject to increased taxes, duties and tariffs, and import and export restrictions, which could increase our costs and/or reduce our customers’ willingness to use our services in countries in which we are currently manufacturing their products;
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

A key part of our strategy of providing end-to-end manufacturing solutions is to grow our CPS businesses, which supplies PCBs, backplane and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally yield higher margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS businesses also depends on our ability to increase sales of our proprietary products, convince our customers to purchase our components rather than those of third parties for use in the manufacture of their products, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers’ designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce the revenue and margins of our CPS businesses, which in turn would have an adverse and potentially disproportionate effect on our overall revenue and profitability.

Current U.S. trade policy could increase the cost of using both our onshore and offshore manufacturing services for our customers, leading them to reduce their orders to us; unrecovered tariffs would reduce our gross margins.

The U.S. has recently announced or enacted broad increases in tariffs on all imported components, as well as on aluminum, steel, copper and derivatives thereof, subject to limited exceptions. As a result, we are exposed to increased tariffs with respect to components, products and certain raw materials we import into the U.S. from China, Mexico and other countries, with some exceptions. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products and the importation of the products themselves, our gross margins would be reduced, potentially significantly, in the event we are for any reason unable to fully recover tariffs or duties from our customers. Any decision by a large number of our customers to cease using our non-U.S. manufacturing locations due to the application of increased tariffs would materially reduce our revenue and net income. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which could materially adversely impact our operating cash flow in a given period, especially if the recently announced higher tariffs actually take effect.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations, the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department. The U.S. Commerce Department has released rules that in some cases significantly restrict the export of U.S. technology to or from China. These laws could negatively impact our operations in China by making it more difficult to import components containing U.S. technology into China and to export finished products containing such components out of China. Any failure to comply with export control laws could result in significant fines or penalties. We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. For example, in 2023 we responded to several Civil Investigative Demands from the U.S. Department of Justice relating to certain contracts, projects, proposals, and business activities of our SCI subsidiary, and in 2024 a qui tam lawsuit filed by a former SCI employee was unsealed relating to these matters. Should we be found to have violated one or more government contracting laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

We prepare our consolidated financial statements in conformity with GAAP. The preparation of our financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the recorded amounts of assets, liabilities and net income during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results. GAAP is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to interpret and create accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions which are completed before a change is announced. For example, in fiscal 2019, we implemented the new revenue recognition standard, which is complex and requires significant management judgment. Although we believe the judgments we applied in implementation of the new revenue recognition standard are appropriate, there can be no assurance that we will not be required to change our judgments relating to implementation of such standard in the future, whether as a result of new guidance or otherwise. A significant change in our accounting judgments could have a significant impact on our reported revenue, gross profit, assets and liabilities. In general, changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has adopted rules requiring that issuers provide significantly increased disclosures concerning cybersecurity risk management, strategy, governance and incident reporting and adopt more stringent executive compensation clawback policies and several agencies and governments, including the SEC, the EU and California have enacted legislation or adopted rules that will require large companies to provide significant disclosures concerning their greenhouse gas emissions and financial risks relating to climate change. Increasing regulatory burdens and corporate governance requirements impose both internal and external costs on us, require significant management attention and oversight and could make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory levels, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, the amount available to borrow under our credit facilities, and the amount of accounts receivable eligible and accepted for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. The sale of receivables under our factoring programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired. In addition, because the interest rate we pay for borrowings under our credit facilities and the interest rate used to calculate the purchase price for receivables under our factoring programs are variable. When interest rates are high, this both increases the amount of interest expense we pay, which reduces net income, and reduces the amount of proceeds we receive from purchasers under our receivables factoring program, which reduces operating cash flow.

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

As of September 27, 2025, approximately 60% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

Our credit facilities contain covenants that may adversely impact our business; the failure to comply with such covenants or the occurrence of an event of default could cause us to be unable to borrow additional funds and cause our outstanding debt to become immediately payable.

Our credit facilities contain a maximum leverage and minimum interest coverage ratio and a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other strategic transactions. Such facilities also contain customary events of default. Finally, such facilities include covenants requiring, among other things, that we timely file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured or waived by our lenders, all of our outstanding debt would become immediately due and payable and the incurrence of additional debt under our credit facilities would not be allowed, either of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

Strategic Transaction Risks

We may not be successful in implementing and integrating strategic transactions, including acquisition of ZT Group Int’l, Inc. (“ZT Systems”), or in divesting assets or businesses, which could harm our operating results; we could become required to book a charge to earnings should we determine that goodwill and other acquired assets are impaired.

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. For example, in October 2025, we acquired the data center infrastructure manufacturing business of ZT Systems from Advanced Micro Devices, Inc., and in October 2022, we entered into a joint venture with a wholly owned subsidiary of Reliance Strategic Business Ventures Limited (“RSBVL”).

Our ability to realize any of the anticipated benefits from the acquisition of ZT Systems depends on us successfully integrating ZT Systems into our business and executing on our business plan to support large scale data center rack deployments. If we cannot successfully integrate or are delayed in integrating newly acquired businesses or fail to execute our business plan, it would negatively impact our ability to manufacture new products for and to grow our business, which would materially adversely affect our financial condition, results of operations or cash flows. Even if ZT Systems is successfully integrated, the benefits of such acquisition may not be realized within the anticipated time frame or at all. The success of our India joint venture is also subject to a number of risks and uncertainties, including adverse changes in the key markets the joint venture targets and the risks described above under the caption “We are subject to risks arising from our international operations”.

Strategic transactions, including the acquisition of ZT Systems, involve a number of risks, uncertainties and costs, including: difficulty in integrating acquired operations and workforce, businesses and products; resolving quality issues involving acquired products; incurring severance and other restructuring costs; diverting management attention from their normal operational duties; maintaining customer, supplier or other favorable business relationships of acquired operations; terminating unfavorable commercial arrangements; losing key employees; integrating the systems of acquired operations into our management information systems; satisfying the liabilities of acquired businesses, including liability for historical contract and intellectual property infringement liabilities, past violations of law and material environmental liabilities; significant transaction and integration costs, or unknown or inestimable liabilities associated with the transaction, such as increased interest expense and compliance with debt covenants or other obligations; and the possibility that we may not realize the expected benefits, cost savings, accretion, synergies, or growth from the transaction, or that such benefits may be delayed. Any of these risks could cause our strategic transactions, including the ZT Systems acquisition and our India joint venture, not to be as profitable or accretive as expected or planned.

Separately, we may also choose to divest plants, businesses or products lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

Finally, we have in the past recorded, and, as a result of the closing of the ZT Systems acquisition, will be required to record substantial goodwill and other intangible assets on our balance sheet. We evaluate, at least on an annual basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of our goodwill and other intangible assets may no longer be recoverable. Should we determine in the future that our goodwill or other intangible assets have become impaired, an impairment charge to earnings would become necessary, which could be significant.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective income tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. International initiatives require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions, including the United States. In connection with one such audit, on November 17, 2023, we received a Revenue Agent’s Report (“RAR”) from the Internal Revenue Service (the “IRS”), which asserted an underpayment of tax of approximately $8 million for fiscal 2009. The proposed underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction previously taken by us. We disagree with the IRS’s position as asserted in the RAR and are vigorously contesting this matter through the applicable IRS administrative and judicial procedures, as appropriate. However, an adverse result in this matter or additional developments in these or future audits would adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in a material increase to our income tax expense and therefore a material decrease in our net income and could have a material adverse impact on our consolidated financial statements. Further, as of September 27, 2025, we have cumulative net operating loss carryforwards (“NOLs”) for state and foreign tax purposes of $200 million and $481 million, respectively, and none for federal. The state NOLs began expiring in fiscal 2025, and expire at various dates through September 26, 2043. Certain foreign NOLs began expiring in fiscal 2025. As our NOLs expire, our state income tax rates will increase, which will reduce our net income.

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

We carry various forms of business and liability insurance in types and amounts we believe are reasonable and customary for similarly situated companies in our industry. However, our insurance program does not generally cover losses due to failure to comply with typical customer warranties for workmanship, product and medical device liability, intellectual property infringement, product recall claims, or environmental contamination. In particular, our insurance coverage with respect to damages to or closure of our facilities, or damages to our customers’ products caused by cyberattacks, outages and certain natural disasters, such as earthquakes, epidemics and pandemics, is limited and is subject to policy deductibles, coverage limits, and exclusions, and as a result, may not be sufficient to cover all of our losses. For example, our policies have very limited coverage for damages due to earthquakes or losses caused by business disruptions. In addition, such coverage may not continue to be available at commercially reasonable rates and terms. Our policies generally have deductibles and/or limits or may be limited to certain lines or business or customer engagements that reduce the amount of our potential recoveries from insurance. As a result, not all of our potential business losses are covered under our insurance policies. Should we sustain a significant uncovered loss, our net income will be reduced. Additionally, if one or more counterparties to our insurance coverage were to fail, we would bear the entire amount of an otherwise insured loss.

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

Our activities, including manufacturing, administration and information technology management, can be adversely affected by natural disasters such as major earthquakes, hurricanes, floods, tsunamis, tornadoes, fires and epidemics or pandemics. Climate change may cause certain of these events to become more severe and therefore more damaging. In the event of a major natural disaster affecting one or more of our facilities, our operations and management information systems, which control our worldwide procurement, inventory management, shipping and billing activities, could be significantly disrupted. Such events could delay or prevent product manufacturing for an extended period of time. Any extended inability to continue our operations at affected facilities following such an event could reduce our revenue. Further, geopolitical conditions and events like the war in Ukraine, conflict in the Middle East and tensions between the U.S. and China may also impact our operations by affecting our supply chain or impacting our plants located in the region of instability.

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

Our SCI subsidiary has been certified under the U.S. Cybersecurity Maturity Model Certification (CMMC) program. We also engage third-party experts to improve our cybersecurity posture, including through penetration testing.

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

At the management level, our Vice President, IT Security leads our enterprise-wide cybersecurity program and is primarily responsible for assessing and managing our material risks from cybersecurity threats. In performing his role, the Vice President, IT Security monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents and is a key stakeholder and participant in the Company’s cybersecurity and privacy incident reporting framework described above. Our Vice President, IT Security reports to our CIO who, in turn, reports to our Chief Financial Officer.

Our Vice President, IT Security is an experienced cybersecurity professional with more than 10 years of experience building and leading cybersecurity, risk management, and information technology teams, and holds industry-recognized cybersecurity certifications, including Certified Information Systems Security Professional (CISSP) certification.

Item 2.   Properties

We own or lease facilities located primarily in the geographies listed below. We believe our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future.

As of September 27, 2025, the approximate square footage of our active manufacturing facilities by region was as follows:

Approximate Square Footage
Americas	5,615,766
APAC	4,277,270
EMEA	1,548,274
Total	11,441,310

As of September 27, 2025, our active manufacturing facilities consist of nine million square feet in facilities that we own and two million square feet in leased facilities with lease terms expiring between 2026 and 2042.

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

For our medical systems businesses, we have identified certain manufacturing facilities to be centers of excellence for medical products manufacturing. These facilities are ISO 13485:2016 certified and, where appropriate, FDA registered and MDSAP certified. All such facilities are fully compliant with the FDA’s quality systems regulations.

Our SCI subsidiary’s defense and aerospace operations are headquartered in Huntsville, Alabama in a facility dedicated to meeting the specialized needs of our defense and aerospace customers. These operations are AS9100 Rev D certified and maintain other certifications in accordance with various U.S. military specifications, ANSI and other standards as appropriate for defense and aerospace suppliers. Other selected operations around the world are also AS9100 Rev. D certified.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SANM. As of October 31, 2025, we had approximately 659 holders of record of our common stock.

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the S&P 500 index and a peer group index consisting of Flex Ltd., Jabil Inc., Celestica Inc., Benchmark Electronics, Inc., and Plexus Corp. An investment of $100 (with reinvestment of all dividends, if any) is assumed to have been made in our common stock on October 3, 2020 and in each of such indices at month end starting on October 3, 2020 and its relative performance is tracked through September 27, 2025.

Comparison of 5 Year Cumulative Total Return *

900
800
700
600
500
400
300
200
100
0
Index Value
10/03/20
10/02/21
10/01/22
09/30/23
09/28/24
09/27/25
Sanmina Corporation
S&P 500 Index
Peer Group

* $100 invested on 10/3/2020 in stock or index, including reinvestment of dividends. Index performance is calculated on a month-end basis.

Copyright @ 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

	10/3/2020	10/2/2021	10/1/2022	9/30/2023	9/28/2024	9/27/2025
Sanmina Corporation	100.00	147.57	173.56	204.44	259.40	429.79
S&P 500	100.00	130.01	109.89	133.65	182.23	214.30
Peer Group	100.00	158.27	150.05	277.71	371.63	781.82

Sanmina’s stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for use in our operations, expansion of our business, share repurchases and debt repayments and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends is limited pursuant to covenants contained in our credit agreements. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Stock Repurchases

During the second quarter of fiscal 2025, our Board of Directors authorized us to repurchase up to $300 million of our common stock in the open market or in negotiated private transactions. The program has no expiration date.

There was no stock repurchase activity during the fourth quarter of 2025. As of September 27, 2025, an aggregate of $239 million remains available under the stock repurchase program.

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; any statements regarding the timing of closing of, future cash outlays for, and benefits of acquisitions and other strategic transactions, including our India joint venture and our acquisition of ZT Group Int’l, Inc. (“ZT Systems”); any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of any future pandemics on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs, export controls and evolving trade policies on our business; any statements relating to future tax rates and tax policies and our expectations concerning developments in the audit by the IRS of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report received by us in November 2023; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part I, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

Our operations are managed as two businesses:

1) Integrated Manufacturing Solutions (“IMS”). IMS is a single operating segment consisting of printed circuit board (“PCB”) assembly and test, high-level assembly and test and direct-order-fulfillment.

2) Components, Products and Services (“CPS”). Components include advanced PCBs, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include optical, radio frequency (“RF”) and microelectronic design and manufacturing services from our Advanced Microsystems Technologies division; multi-chip package memory solutions from our Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from our Viking Enterprise Solutions division; defense and aerospace products, design, manufacturing, repair and refurbishment services from our SCI Technology, Inc. (“SCI”) subsidiary; and cloud-based smart manufacturing execution software from our 42Q division. Services include design, engineering, and logistics and repair.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 80% of our total revenue in 2025. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category called “CPS”.

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

A core component of our business strategy is to secure and retain long-term customer partnerships with leading companies in growth industries, capitalizing on our global/regional footprint and unique value proposition in advanced electronics manufacturing. We provide tailored solutions by leveraging our technical capabilities in design, technology, assembly, integration, and after-sales services, aligning them with facilities globally. Historically, we have had substantial recurring sales to existing customers. Sales to our ten largest customers represent approximately 50% of net sales.

We typically enter into long-term supply agreements with our major OEM customers. These agreements generally have terms ranging from three to five years and cover the manufacture of a range of products. Under these agreements, we manufacture products to customers’ unique specification leveraging our global factory footprint in locations chosen by our customers. However, these agreements generally do not obligate the customer to purchase minimum quantities of products. In addition, some customer contracts contain cost reduction objectives, which can have the effect of reducing revenue from such customers.

We generate about 80% of our net sales from products manufactured in our foreign operations. The concentration of foreign operations has resulted primarily from a desire on the part of many of our customers to manufacture in lower-cost locations in regions such as Latin America, Asia and Eastern Europe and we plan to expand our presence as appropriate to meet the needs of our customers. We also intend to continue to invest in factory automation, process improvements, robotics and artificial intelligence, keeping up with the trends in technology to further enhance our efficiency output.

Trends and Uncertainties

We believe our end-to-end manufacturing solutions combined with our global supply chain management expertise differentiate us from our competitors and enable us to better serve the needs of OEM customers. However, our business faces many challenges. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche product, service or end market. Although we believe we are well-positioned in each of our key end markets and offer many advantages compared to our competitors, profitably growing revenues are often constrained by intense competition. Additionally, we are impacted by macroeconomic challenges such as tariffs, inflation, supply chain constraints, foreign currency fluctuations, high interest rates, market volatility and recession concerns that have been and could be in the future exacerbated by geopolitical environment such as the tensions between the U.S. and other nations, conflict in the Middle East and the war in Ukraine.

Further, uncertainties around U.S. tariffs, retaliatory tariffs from other countries, and import/export restrictions may impact customer decisions to use our services in certain manufacturing locations and increase the complexity and cost of our supply chain. Although our customers are generally liable for tariffs we pay for components and finished products, our gross margins could be impacted if we are unable to fully recover these costs. The timing of tariff recovery from customers could adversely affect our operating cash flow in a given period.

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

Acquisition of ZT Systems

In line with our strategic intent to expand our presence in the Cloud and Artificial Intelligence ecosystem, we acquired the data center infrastructure manufacturing business, excluding certain research and development functions, of ZT Group Int’l, Inc. (“ZT Systems”), from AMD Design, LLC, a wholly owned subsidiary of Advanced Micro Devices, Inc. On October 27, 2025 (the “Closing Date”), we completed the acquisition of ZT Systems (the “ZT Acquisition”) for an aggregate consideration of $1.6 billion consisting of $1.46 billion in cash consideration (subject to adjustment for certain working capital and other items), a number of shares of our common stock valued at $150 million and up to $450 million contingent cash consideration upon the achievement of certain financial metrics during the three-year period following the closing of ZT Systems acquisition.

See Note 16, “Business Combination” of the notes to the Consolidated Financial Statements contained in this report for more information.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. On an ongoing basis, we evaluate the processes used to develop estimates related to accounts receivable, inventories, income taxes, environmental matters, litigation and other contingencies, as well as estimates related to costs expected to be incurred to satisfy performance obligations under long-term contracts and variable consideration related to such contracts. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We have considered information available to us as of the date of issuance of these financial statements and are not aware of any specific events or circumstances that would require an update to our estimates or judgments, or a revision to the carrying value of our assets or liabilities. Our estimates may change as new events occur and additional information becomes available. Our actual results may differ materially from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Revenue Recognition— We recognize revenue for the majority of our contracts on an over time basis. This is primarily due to the fact that we do not have an alternative use for the end products we manufacture for our customers and have an enforceable right to payment, including a reasonable profit, for work in progress upon a customer’s cancellation of a contract for convenience. In certain circumstances, we recognize over time because our customer simultaneously receives and consumes the benefits provided by our services or, our customer controls the end product as we perform manufacturing services (continuous transfer of control).

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

Changes in our estimates of transaction price and/or costs to complete may result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Revenue:	(In thousands)
Favorable	$23,740	$12,220	$6,023
Unfavorable	(3,786)	(2,697)	(2,556)
Total	$19,954	$9,523	$3,467

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Operating Income:	(In thousands)
Favorable	$25,640	$21,229	$8,657
Unfavorable	(19,510)	(16,102)	(44,838)
Total	$6,130	$5,127	$(36,181)

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

We generally procure inventory based on specific customer orders and forecasts. Customers generally have limited rights of modification (for example, rescheduling or cancellations) with respect to specific orders. Customer modifications of orders affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory. Although we may be able to use some excess inventory for other products we manufacture, a portion of this excess inventory may not be returnable to vendors or recoverable from customers. In certain instances, in accordance with agreed terms, we receive advances from customers to offset our working capital investment in raw materials. Write-offs or write-downs of inventory could be caused by:

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

Our raw materials inventories are generally acquired in anticipation of specific customer orders and pursuant to customer-specific design specifications. When we and our customers agree that the quantity of customer-specific inventory is in excess of anticipated demand, we may seek advance payments from our customers against such inventories. These advances are presented under deferred revenue and customer advances on the consolidated balance sheets. In the past, in some arrangements with some customers, we transferred control of excess inventories to our customers in exchange for a cash payment, which resulted in a derecognition of the inventory. Those transactions were reported as transfers of non-financial assets – i.e., reported on a net basis in the income statement – and not included in revenue.

Consolidation— In accordance with Accounting Standards Codification 810, we consolidate our Indian manufacturing entity, even though we only hold 49.9% of its outstanding shares. This is because we have the unilateral ability to make all significant financial and operating decisions for the entity. We concluded that, despite not having a majority ownership, we have a controlling financial interest, which requires us to consolidate the entity. We periodically assess this arrangement to determine if there is any change in facts and circumstances that might require us to deconsolidate the entity.

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

Results of Operations

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024 filed with the SEC on November 27, 2024 for discussion of our results of operations for the fiscal year ended September 28, 2024 compared to the fiscal year ended September 30, 2023.

The following table presents our key operating results.

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Net sales	$8,128,382	$7,568,328	$8,935,048
Gross profit	$716,357	$640,429	$743,211
Gross margin	8.8%	8.5%	8.3%
Operating expenses	$361,789	$304,935	$287,553
Operating income	$354,568	$335,494	$455,658
Operating margin	4.4%	4.4%	5.1%
Net income attributable to common shareholders	$245,893	$222,536	$309,970

 Net Sales

Net sales increased from $7.6 billion for 2024 to $8.1 billion for 2025, an increase of 7.4%. Sales by end market were as follows:

	Year Ended			2025 vs. 2024		2024 vs. 2023
	September 27, 2025	September 28, 2024	September 30, 2023	Increase/(Decrease)		Increase/(Decrease)
	(Dollars in thousands)
Industrial, Medical, Defense and Aerospace, and Automotive	$5,022,934	$4,915,880	$5,388,877	$107,054	2.2%	$(472,997)	(8.8)%
Communications Networks and Cloud Infrastructure	3,105,448	2,652,448	3,546,171	453,000	17.1%	(893,723)	(25.2)%
Total	$8,128,382	$7,568,328	$8,935,048	$560,054	7.4%	$(1,366,720)	(15.3)%

Comparison of 2025 to 2024 by End Market

The increase in sales was primarily due to new program wins and program ramp-ups in our communications networks and cloud infrastructure, as well as our medical end markets.

Gross Margin

Gross margin was 8.8%, 8.5% and 8.3% in 2025, 2024 and 2023, respectively. IMS gross margin increased slightly to 7.7% in 2025 from 7.5% in 2024. CPS gross margin increased to 13.9% in 2025 from 12.8% in 2024, primarily due to improved operating efficiencies partially offset by unfavorable product mix.

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

Selling, General and Administrative

Selling, general and administrative expenses were $290 million and $266 million in 2025 and 2024, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 3.5% for 2025 and 2024, respectively. The increase in absolute dollars in 2025 from 2024 was primarily attributable to higher employee compensation, largely due to increased stock compensation expense from new equity grants and variable compensation, as well as higher professional fees and increased expenditures supporting IT systems.

Research and Development

Research and development expenses were $31 million and $29 million in 2025 and 2024, respectively. As a percentage of net sales, research and development expenses were 0.4% for each of 2025 and 2024. The increase in absolute dollars in 2025 from 2024 was primarily due to higher expenses for design and engineering support for existing projects.

Acquisition and Integration Charges

Acquisition and integration charges were $34 million in 2025 and are related to the acquisition of ZT Systems. There were no such charges in prior years.

Other Income (Expense), Net

Other income (expense), net was $(11) million in 2025 and $(1) million in 2024. The increase in other expense in 2025 was primarily caused by a lower market-value gain on participant investment accounts in our deferred compensation plan compared to 2024 as a result of the total return swap contract (“TRS”) entered in the second quarter of 2025 that substantially offsets changes in the deferred compensation plan liabilities elections made by plan participants.

Provision for Income Taxes

We recorded income tax expense of $73 million and $80 million in 2025 and 2024, respectively. Our effective tax rate was 22% and 25% for 2025 and 2024, respectively. The tax rate was lower in 2025 primarily due to the release of tax reserves.

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal 2008 through 2010, we received a Revenue Agent’s Report (“RAR”) on November 17, 2023 asserting an underpayment of tax of approximately $8 million for fiscal 2009. The asserted underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction in fiscal 2009. Such disallowance, if upheld, would reduce our available net operating loss carryforwards and result in additional tax and interest attributable to fiscal 2021 and later years, which could be material. We disagree with the IRS’s position as asserted in the RAR and are vigorously contesting this matter through the applicable IRS administrative and judicial procedures, as appropriate. We cannot predict with any certainty the timing of the resolution of this matter. Although the final resolution of this matter remains uncertain, we continue to believe that it is more likely than not our tax position will be sustained. However, an unfavorable resolution of this matter could have a material adverse impact on our consolidated financial statements.

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules began to be effective for us in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. There was no material impact from these tax law changes in fiscal 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The majority of these changes take effect after our fiscal 2025 tax year. Those that did have an effect on our fiscal 2025, such as 100% bonus reinstatement, have been calculated and included in our provision for income taxes. There was no material impact from the OBBBA to fiscal 2025 financial statements.

Liquidity and Capital Resources

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
		(In thousands)
Net cash provided by (used in):
Operating activities	$620,657	$340,216	$235,168
Investing activities	(108,207)	(114,396)	(192,458)
Financing activities	(173,840)	(269,707)	94,505
Effect of exchange rate changes	1,750	2,177	498
Increase (decrease) in cash and cash equivalents	$340,360	$(41,710)	$137,713

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

In the second quarter of fiscal 2025, we changed the methodology for calculating key working capital management measures to standardize the number of days utilized in calculating the metrics, add a new metric for customer inventory advances days, and update the calculation of inventory turns to present inventory turns net of customer inventory advances, which is consistent with how we manage working capital. Prior period amounts have been conformed to the current period presentation.

	As of
	September 27, 2025	September 28, 2024
Days in accounts receivable (1)	60	60
Contract asset days (2)	18	17
Days in inventory (3)	94	70
Days in accounts payable (4)	75	70
Customer inventory advance days (5)	40	7
Cash cycle days (6)	57	70
Net inventory turns (7)	7	6

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

Cash and cash equivalents were $926 million at September 27, 2025 and $626 million at September 28, 2024. Our cash levels vary during any given period depending on the timing of collections from customers and payments to suppliers, borrowings under credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of capital stock and other factors. Our working capital was approximately $2.0 billion and $1.9 billion as of September 27, 2025 and September 28, 2024, respectively.

Net cash provided by operating activities was $621 million, $340 million and $235 million for 2025, 2024 and 2023, respectively. Our working capital metrics tend to fluctuate from quarter-to-quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During 2025, we generated $432 million of cash from earnings, excluding non-cash items, and generated $189 million of cash primarily because of increases in accounts payable of $99 million, accrued liabilities and other of $75 million and deferred revenue and customer advances of $663 million, partially offset by increases in accounts receivable of $64 million, contract assets of $42 million and inventories of $543 million. These increases were consistent with the growth in business volume. The change in deferred revenue and customer advances is driven by increased customer deposits against raw material inventory purchases. During the third quarter of 2025, we initiated a program change with our customers that resulted in all inventory advance payments from customers to offset our working capital investment in raw materials inventory to be classified as deferred revenue and customer advances.

During 2024, we generated $447 million of cash from earnings, excluding non-cash items, and used $107 million of cash primarily because of a decrease in accounts payable of $112 million and an increase in accounts receivable of $104 million, partially offset by an increase in deferred revenue and customer advances of $89 million. The decrease in accounts payable was primarily attributable to an unfavorable mix of supplier payment terms and lower inventory receipts. The increase in accounts receivable was primarily attributable to unfavorable customer payment terms mix. The change in deferred revenue and customer advances is driven by increased customer deposits against raw material inventory purchases.

Net cash used in investing activities was $108 million, $114 million and $192 million for 2025, 2024 and 2023, respectively. In 2025, we received $49 million from the liquidation of investments held in a former rabbi trust for our deferred compensation plan assets, purchased $15 million of long-term investments and used $147 million of cash for capital expenditures. In 2024, we used $111 million of cash for capital expenditures.

Net cash provided by (used in) financing activities was $(174) million, $(270) million and $95 million for 2025, 2024 and 2023, respectively. In 2025, we repurchased $114 million of common stock, paid $43 million in settlement of employee tax withholding obligations and repaid an aggregate of $18 million of long-term debt. In 2024, we repurchased $228 million of common stock, paid $26 million in settlement of employee tax withholding obligations and repaid an aggregate of $22 million of long-term debt.

Existing Credit Facility. The Fifth Amended and Restated Credit Agreement, dated as of September 27, 2022, as amended, (the “Existing Credit Agreement”), provides for an $800 million revolving credit facility and a $350 million secured term loan (the “Term Loan Due 2027”), together with an accordion feature by which we can obtain, subject to the satisfaction of specified conditions and commitment of the lenders, additional revolving commitments in an aggregate amount of up to $200 million. On June 6, 2025, we amended the Existing Credit Agreement to permit the ZT Acquisition. In connection with the closing of the ZT Acquisition, borrowings under the Credit Facilities (as defined below) were used to repay in full the amount remaining under the Term Loan Due 2027, and the Existing Credit Agreement was terminated.

Bridge Loan Facility. On May 18, 2025, in connection with the acquisition of ZT Acquisition, we entered into a commitment letter with certain financial institutions that have agreed to provide us with, subject to satisfaction of customary conditions and covenants, a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.5 billion (the “Bridge Loan Facility”) to fund a portion of the purchase consideration and to pay related fees and expenses. The commitment was intended to be drawn only to the extent that permanent financing was not obtained prior to closing the ZT Acquisition. On July 30, 2025, the Bridge Loan Facility was reduced from $2.5 billion to $800 million upon the Company entering into the New Credit Agreement (as defined below) and subsequently on the Closing Date, it was terminated in entirety.

New Credit Facility. On July 29, 2025, we entered into a credit agreement (the “New Credit Agreement”) that provided for senior secured credit facilities in an aggregate principal amount of $3.5 billion (the “Credit Facilities”), consisting of a $1.5 billion revolving credit facility and a $2.0 billion term loan A facility. As of September 27, 2025, the commitments under the New Credit Agreement were completely unfunded, and the Existing Credit Agreement remained in effect until the Credit Facilities were drawn at the closing of the ZT Acquisition, as described below.

On October 20, 2025, we entered into Amendment No. 1 to the New Credit Agreement to permit and finance the ZT Acquisition, including adding necessary definitions, funding conditions, and providing a delayed draw term loan A of $600 million with same terms and conditions as the Credit Facilities. See Note 6 “Debt” of the notes to the Consolidated Financial Statements contained in this report for details.

Subsequent to the year ended September 27, 2025, we completed the acquisition of ZT Systems on the Closing Date for a purchase consideration of $1.6 billion (subject to adjustment for certain working capital and other items) consisting of $1.46 billion in cash consideration and a number of shares of our common stock valued at $150 million (at $130.32 market value representing 1.2 million shares). Pursuant to the acquisition agreement, the seller is also entitled up to $450 million in contingent cash consideration upon the achievement of certain financial metrics during the three-year period following the Closing Date. To finance the cash portion of the acquisition and to settle all outstanding amounts under our Existing Credit Agreement, we simultaneously amended our Credit Facilities. The amendment included a new $800 million term loan B facility. At the Closing Date, we drew $1.4 billion under the term loan A facility and the full $800 million under the term loan B facility. Concurrently, with closing, the Bridge Commitment letter was terminated in its entirety. See Note 6 and Note 16 of “Debt” and “Business Combination”, respectively, of the notes to the Consolidated Financial Statements contained in this report for details. In addition, we entered into forward interest rate swap agreements with independent counterparties with an aggregate notional amount of $1.2 billion and a maturity date of October 31, 2030, effectively convert a portion of our variable interest rate obligations under the Credit Facilities to fixed interest rate obligations.

As of September 27, 2025, no borrowings and $9 million of letters of credit were outstanding under the Existing Credit Agreement, under which $791 million was available to borrow. There were no borrowings outstanding under the Existing Credit Agreement as of September 28, 2024.

Short-term Borrowing Facilities. We had no short-term borrowings outstanding as of September 27, 2025. Additionally, certain of our foreign subsidiaries had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding as of September 27, 2025. Some of these facilities expire at various dates through the first quarter of 2027 and are expected to be renewed.

Other Liquidity Matters

During 2025, we repurchased 1.4 million shares of our common stock for $114 million (including commissions), under stock repurchase programs authorized by the Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, purchases of shares reduce our liquidity. As a result, the timing of future repurchases depends upon our future capital needs, market conditions and other factors. As of September 27, 2025, an aggregate of $239 million remains available under the stock repurchase program.

We are party to a Receivables Purchase Agreement, as amended (the “RPA”), with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the Existing Credit Agreement, the percentage of our total trade receivables that can be sold and outstanding at any time is 50%. Therefore, as of September 27, 2025, a maximum of $490 million of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

In addition to the RPA, we participate in trade receivables sales programs that have been implemented by certain of our customers, as in effect from time to time. We do not service trade receivables sold under these other programs. The sale of receivables under all of these programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired. See Note 8, “Accounts Receivable Sale Programs” of the notes to the Consolidated Financial Statements contained in this report for details.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate associated with anticipated variable rate borrowings. In addition, in the second quarter of 2025, we entered into a TRS contract to manage the equity market risks associated with our deferred compensation plan liabilities. See Note 5 “Financial Instruments and Concentration of Credit Risk” of the notes to the Consolidated Financial Statements contained in this report for details.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of September 27, 2025, we had accrued liabilities of $39 million related to such matters. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of September 27, 2025, we had a liability of $53 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur. It is reasonably possible that the balance of gross unrecognized tax benefits could decrease in the next 12 months by approximately $8 million due to payments, the resolution of audits and expiration of statutes of limitations. In addition, there could be a corresponding decrease in accrued interest and penalties of approximately $2 million.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock. In 2025, we generated $621 million of cash from operations. Our primary sources of liquidity as of September 27, 2025 consisted of (1) cash and cash equivalents of $926 million (an aggregate of $215 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”) and Sanmina SCI Technology India Private Limited, our existing Indian manufacturing entity, which is designated to fund its operations use); (2) our Existing Credit Agreement, under which $791 million, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs; and (5) cash generated from operations. Subject to satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, we may increase the revolving commitments under the Existing Credit Agreement up to an additional $200 million.

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

As of September 27, 2025, 42% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Existing Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next 12 months.

Contractual Obligations

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. As of September 27, 2025, our estimated future obligations consist of leases, our Term Loan Due 2027, pension plan funding obligations and unrecognized tax benefits.

A summary of our operating lease obligations as of September 27, 2025 can be found in Note 7 “Leases” of the notes to the Consolidated Financial Statements contained in this report.

A summary of our long-term debt obligations as of September 27, 2025 can be found in Note 6 “Debt” of the notes to the Consolidated Financial Statements contained in this report.

We have defined benefit pension plans with an underfunded amount of $46 million as of September 27, 2025. We will be required to provide additional funding to these plans in the future if our returns on plan assets are not sufficient to meet our funding obligations. See Note 15 “Employee Benefit Plans” of the notes to the Consolidated Financial Statements contained in this report.

Our long-term liabilities arising from unrecognized tax benefits can be found in Note 10 “Income Tax” of the notes to the Consolidated Financial Statements contained in this report.

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

Off-Balance Sheet Arrangements

As of September 27, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our primary exposure to market risk for changes in interest rates as of September 27, 2025 relates to our Term Loan Due 2027, under which $302 million is currently outstanding, and borrowings under our revolving credit facility, for which the interest rate we pay is based on a floating index. As of September 27, 2025, we had interest rate swaps with an aggregate notional amount of $300 million that effectively convert our floating rate Term Loan Due 2027 to a fixed rate term loan. An immediate 10 percent change in interest rates would not have a significant impact on our results of operations. For more information about our debt and derivative instruments, see Note 5 “Financial Instruments and Concentration of Credit Risk” and Note 6 “Debt” of the notes to the Consolidated Financial Statements included in this report.

Market Risk

We entered into a TRS during the second quarter of 2025 to substantially offset changes in the deferred compensation plan liabilities resulting from changes in the value of investment elections made by participants. Under the terms of the agreement, we make periodic payments at a floating rate, SOFR plus a spread, on the notional value of the swap. See Note 5 “Financial Instruments and Concentration of Credit Risk” to the Consolidated Financial Statements included in this report for further details.

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

We enter into short-term foreign currency forward contracts to hedge currency exposures associated with certain monetary assets and liabilities denominated in non-functional currencies such as Indian rupee, Mexican peso and Chinese renminbi. These contracts generally have maturities of up to two months and these forward contracts are not designated as part of a hedging relationship for accounting purposes. Accordingly, all outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense), net, in the consolidated statements of income. From an economic perspective, the objective of our hedging program is for gains or losses on forward contracts to substantially offset gains and losses on the underlying hedged items. As of September 27, 2025, we had outstanding foreign currency forward contracts to exchange various foreign currencies for U.S. dollars in an aggregate notional amount of $491 million.

We also utilize foreign currency forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such exposures result from (1) forecasted non-functional currency sales and (2) forecasted non-functional currency materials, labor, overhead and other expenses. These contracts may be up to twelve months in duration and are designated as cash flow hedges for accounting purposes. The effective portion of changes in the fair value of the contracts is recorded in stockholders’ equity as a separate component of accumulated other comprehensive income and recognized in earnings when the hedged item affects earnings. We had forward contracts related to cash flow hedges in various foreign currencies in an aggregate notional amount of $131 million as of September 27, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sanmina Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sanmina Corporation and its subsidiaries (the “Company”) as of September 27, 2025 and September 28, 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition using the Cost-to-cost Method for Government Contracts in the Defense and Aerospace Division
As described in Notes 2 and 4 to the consolidated financial statements, revenues for the CPS segment were $1.6 billion for the year ended September 27, 2025, of which the defense and aerospace division represents a portion of the segment. In the defense and aerospace division, management applies the cost-to-cost method for government contracts which requires the use of significant judgments with respect to estimated materials, labor, and subcontractor costs included in the total estimated costs at completion.

The principal considerations for our determination that performing procedures relating to revenue recognition using the cost-to-cost method for government contracts in the defense and aerospace division is a critical audit matter are (i) the significant judgment by management when developing the total estimated costs at completion and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management‘s significant assumptions related to estimated materials, labor, and subcontractor costs. Also as disclosed by management, material weaknesses existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the cost-to-cost method for government contracts in the defense and aerospace division. These procedures also included, among others, (i) testing management’s process for developing the total estimated costs at completion for a sample of defense and aerospace government contracts; (ii) testing the completeness and accuracy of underlying data used by management in developing the total estimated costs; and (iii) evaluating the reasonableness of the significant assumptions used by management related to estimated materials, labor, and subcontractor costs. Evaluating management’s assumptions related to the estimated materials, labor and subcontractor costs involved (i) assessing management’s ability to reasonably estimate costs for government contracts by assessing the nature and status of government contracts; (ii) performing retrospective reviews of government contract estimates and changes in estimates over time; and (iii) obtaining evidence to support total estimated costs at completion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
November 13, 2025

We have served as the Company’s auditor since 2016.

SANMINA CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	September 27, 2025	September 28, 2024
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$926,267	$625,860
Accounts receivable, net of allowances of approximately $8 million and $7 million as of September 27, 2025 and September 28, 2024, respectively	1,400,129	1,337,562
Contract assets	425,944	384,077
Inventories	1,988,462	1,443,629
Prepaid expenses and other current assets	124,656	79,301
Total current assets	4,865,458	3,870,429
Property, plant and equipment, net	682,354	616,067
Deferred income tax assets	171,218	160,703
Other	139,143	175,646
Total assets	$5,858,173	$4,822,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,578,895	$1,441,984
Accrued liabilities	179,605	132,513
Deferred revenue and customer advances	878,474	215,553
Accrued payroll and related benefits	167,541	133,129
Short-term debt, including current portion of long-term debt	17,500	17,500
Total current liabilities	2,822,015	1,940,679
Long-term liabilities:
Long-term debt	282,974	299,823
Other	214,021	220,835
Total long-term liabilities	496,995	520,658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 166,667 shares; 114,561 and 113,117 shares issued and 53,404 and 53,921 shares outstanding as of September 27, 2025 and September 28, 2024, respectively	534	539
Treasury stock, 61,157 and 59,196 shares as of September 27, 2025 and September 28, 2024, respectively, at cost	(1,896,367)	(1,739,550)
Additional paid-in capital	6,641,698	6,576,360
Accumulated other comprehensive income	69,620	66,741
Accumulated deficit	(2,461,579)	(2,707,472)
Noncontrolling interest	185,257	164,890
Total stockholders’ equity	2,539,163	2,361,508
Total liabilities and stockholders’ equity	$5,858,173	$4,822,845

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands, except per share amounts)

Net sales	$8,128,382	$7,568,328	$8,935,048
Cost of sales	7,412,025	6,927,899	8,191,837
Gross profit	716,357	640,429	743,211
Operating expenses:
Selling, general and administrative	290,221	266,194	255,072
Research and development	31,087	28,514	26,427
Acquisition and integration charges	34,162	—	—
Restructuring	6,319	10,227	6,054
Total operating expenses	361,789	304,935	287,553

Operating income	354,568	335,494	455,658

Interest income	15,855	12,440	13,595
Interest expense	(20,151)	(29,183)	(36,290)
Other income (expense), net	(10,844)	(1,216)	(20,156)
Interest and other, net	(15,140)	(17,959)	(42,851)

Income before income taxes	339,428	317,535	412,807
Provision for income taxes	73,168	79,784	85,294
Net income before noncontrolling interest	266,260	237,751	327,513
Less: Net income attributable to noncontrolling interest	20,367	15,215	17,543
Net income attributable to common shareholders	$245,893	$222,536	$309,970

Net income attributable to common shareholders per share:
Basic	$4.56	$4.00	$5.36
Diluted	$4.46	$3.91	$5.18

Weighted-average shares used in computing per share amounts:
Basic	53,947	55,592	57,847
Diluted	55,178	56,970	59,815

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)

Net income before noncontrolling interest	$266,260	$237,751	$327,513
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,478	4,931	4,376
Defined benefit pension plans	(1,823)	92	4,863
Derivative financial instruments:
Change in net unrealized amount	4,376	(3,096)	19,279
Amount reclassified into net income before noncontrolling interest	(4,152)	(6,065)	(13,964)
Total other comprehensive income (loss), net of tax	2,879	(4,138)	14,554
Comprehensive income before noncontrolling interest	269,139	233,613	342,067
Less: Comprehensive income attributable to noncontrolling interest	20,367	15,215	17,543
Comprehensive income attributable to common shareholders	$248,772	$218,398	$324,524

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-in Capital		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
	(In thousands)
BALANCE AT OCTOBER 1, 2022	110,160	$6,381,348	(52,766)	$(1,378,159)	$56,325	$(3,239,978)	$—	$1,819,536
Issuances under stock plans	1,390	3,412	—	—	—	—	—	3,412
Stock-based compensation expense	—	50,402	—	—	—	—	—	50,402
Repurchases of treasury stock	—	—	(1,578)	(84,784)	—	—	—	(84,784)
Tax withholding on stock-based compensation	—	—	(374)	(22,309)	—	—	—	(22,309)
Other comprehensive income (loss), net of tax	—	—	—	—	14,554	—	—	14,554
Sale of noncontrolling interest	—	78,169	—	—	—	—	132,132	210,301
Net income	—	—	—	—	—	309,970	17,543	327,513
BALANCE AT SEPTEMBER 30, 2023	111,550	$6,513,331	(54,718)	$(1,485,252)	$70,879	$(2,930,008)	$149,675	$2,318,625
Issuances under stock plans	1,567	6,161	—	—	—	—	—	6,161
Stock-based compensation expense	—	57,407	—	—	—	—	—	57,407
Repurchases of treasury stock	—	—	(3,965)	(228,456)	—	—	—	(228,456)
Tax withholding on stock-based compensation	—	—	(513)	(25,842)	—	—	—	(25,842)
Other comprehensive income (loss), net of tax	—	—	—	—	(4,138)	—	—	(4,138)
Net income	—	—	—	—	—	222,536	15,215	237,751
BALANCE AT SEPTEMBER 28, 2024	113,117	$6,576,899	(59,196)	$(1,739,550)	$66,741	$(2,707,472)	$164,890	$2,361,508
Issuances under stock plans	1,444	—	—	—	—	—	—	—
Stock-based compensation expense	—	63,396	—	—	—	—	—	63,396
Repurchases of treasury stock and other	—	1,937	(1,435)	(113,797)	—	—	—	(111,860)
Tax withholding on stock-based compensation	—	—	(526)	(43,020)	—	—	—	(43,020)
Other comprehensive income (loss), net of tax	—	—	—	—	2,879	—	—	2,879
Net income	—	—	—	—	—	245,893	20,367	266,260
BALANCE AT SEPTEMBER 27, 2025	114,561	$6,642,232	(61,157)	$(1,896,367)	$69,620	$(2,461,579)	$185,257	$2,539,163

See accompanying notes to the consolidated financial statements.

SANMINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$266,260	$237,751	$327,513
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and amortization	119,466	122,418	118,237
Stock-based compensation expense	63,396	57,407	50,402
Deferred income taxes	(11,812)	30,346	28,753
Other, net	(5,664)	(1,116)	1,768
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(63,764)	(104,389)	(89,462)
Contract assets	(41,866)	61,680	29,964
Inventories	(542,739)	35,705	210,218
Prepaid expenses and other assets	227	325	(17,753)
Accounts payable	99,050	(111,550)	(418,191)
Deferred revenue and customer advances	662,921	89,194	55,611
Accrued liabilities and other	75,182	(77,555)	(61,892)
Cash provided by operating activities	620,657	340,216	235,168
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(147,357)	(111,227)	(191,367)
Proceeds from sales of property, plant and equipment	4,881	2,031	1,409
Purchases of investments	(15,040)	(5,200)	(2,500)
Proceeds from sale of investments	49,309	—	—
Cash used in investing activities	(108,207)	(114,396)	(192,458)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from revolving credit facility borrowings	562,700	2,108,800	2,980,800
Repayments of revolving credit facility borrowings	(562,700)	(2,108,800)	(2,980,800)
Repayments of borrowings	(17,500)	(21,570)	(17,500)
Net proceeds from stock issuances	—	6,161	3,412
Repurchases of common stock	(113,797)	(228,456)	(84,784)
Payments for tax withholding on stock-based compensation	(43,020)	(25,842)	(22,309)
Proceeds from sale of noncontrolling interest	—	—	215,799
Other	477	—	(113)
Cash provided by (used in) financing activities	(173,840)	(269,707)	94,505
Effect of exchange rate changes	1,750	2,177	498
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	340,360	(41,710)	137,713
Cash, cash equivalents and restricted cash equivalents at beginning of year	625,860	667,570	529,857
Cash, cash equivalents and restricted cash equivalents at end of year	$966,220	$625,860	$667,570

Cash paid during the year:
Interest, net of capitalized interest	$16,582	$26,099	$32,486
Income taxes, net of refunds	$98,575	$69,411	$57,339
Unpaid purchases of property, plant and equipment at end of period	$54,342	$16,849	$21,590

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

The Company’s operations are managed as two businesses:

1)Integrated Manufacturing Solutions (“IMS”). IMS is a single operating segment consisting of printed circuit board (“PCB”) assembly and test, high-level assembly and test and direct-order-fulfillment.

2)Components, Products and Services (“CPS”). Components include advanced PCBs, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include optical, radio frequency (“RF”) and microelectronic design and manufacturing services from the Company’s Advanced Microsystems Technologies division; multi-chip package memory solutions from the Company’s Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from the Company’s Viking Enterprise Solutions division; defense and aerospace products, design, manufacturing, repair and refurbishment services from the Company’s SCI Technology, Inc. (“SCI”) subsidiary; and cloud-based smart manufacturing execution software from the Company’s 42Q division. Services include design, engineering, and logistics and repair.

The Company has one reportable segment, IMS, for financial reporting purposes which represented approximately 80% of total revenue in 2025. The Company’s CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category called “CPS”. The accounting policies for each segment are the same as those disclosed by the Company for its consolidated financial statements.

 Basis of Presentation

Fiscal Year. The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2025, 2024 and 2023 were each a 52 week year. All references to years relate to fiscal years unless otherwise noted.

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

Reclassification. Beginning in the first quarter of 2025, the Company changed the presentation of deferred revenue and customer advances, which were previously included within accrued liabilities, to be a separate line item on the consolidated balance sheets. Similarly, a separate line for the change in those amounts is presented on the consolidated statements of cash flows. Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Note 2. Summary of Significant Accounting Policies

Management Estimates and Uncertainties. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Significant estimates made in preparing the consolidated financial statements relate to provisions for excess and obsolete inventories, environmental matters, and legal exposures; determining liabilities for uncertain tax positions; determining the realizability of deferred tax assets; determining fair values of tangible and intangible assets for purposes of impairment tests; and estimating costs expected to be incurred to satisfy performance obligations under long-term contracts and variable consideration related to such contracts. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates.

Noncontrolling Interest. In 2023, the Company entered into a joint venture transaction pursuant to which RSBVL acquired 50.1% of the outstanding shares of Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity for $216 million of cash. The remaining 49.9% is held by the Company. In accordance with ASC Topic 810, Consolidation (“ASC 810”), the Company is required to consolidate entities in which it has a controlling financial interest. The Company determined the voting interest model was applicable under ASC 810 and concluded that, despite not having a majority ownership interest, the Company has a controlling financial interest in SIPL through the management services contract. Therefore, the Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. Because the Company has a controlling financial interest in SIPL, it consolidates SIPL. However, the Company periodically assesses whether any changes in facts and circumstances have occurred that could require the Company to deconsolidate SIPL.

As of September 27, 2025, an aggregate of $215 million of cash and cash equivalents of SIPL’s and Sanmina SCI Technology India Private Limited, the Company’s existing Indian manufacturing entity, is designated to fund its operations use.

Financial Instruments. Financial instruments consist primarily of cash and cash equivalents, restricted cash equivalents, accounts receivable, foreign currency forward contracts, interest rate swap agreements, a total return swap contract (“TRS”), accounts payable and debt obligations. The fair value of these financial instruments approximates their carrying amount as of September 27, 2025 and September 28, 2024 due to the nature or short maturity of these instruments, or because, in some cases, the instruments are recorded at fair value on the consolidated balance sheets.

Cash and Cash Equivalents and Restricted Cash Equivalents. Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with initial maturities of three months or less. Restricted cash equivalents are funds that are contractually restricted and invested in money market funds, solely for distribution to participants of the deferred compensation plan.

Accounts Receivable and Other Related Allowances. The Company had allowances of approximately $8 million and $7 million as of September 27, 2025 and September 28, 2024, respectively, for uncollectible accounts, product returns and other net sales adjustments. To establish the allowance for doubtful accounts, the Company estimates credit risk associated with accounts receivable by considering the creditworthiness of its customers, past experience, specific facts and circumstances, and the overall economic climate in industries that it serves. To establish the allowance for product returns and other adjustments, the Company primarily utilizes historical data.

Accounts Receivable Sales. The Company is a party to a Receivables Purchase Agreement (the “RPA”) with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers, subject to acceptance by, and a funding commitment from, the banks that are party to the RPA. Trade receivables sold pursuant to the RPA are serviced by the Company.

In addition to the RPA, the Company has the option to participate in trade receivables sales programs that have been implemented by certain of the Company’s customers, as in effect from time to time. The Company does not service trade receivables sold under these other programs. Under each of the programs noted above, the Company sells its entire interest in a trade receivable for 100% of face value, less a discount. Upon sale, these receivables are removed from the consolidated balance sheets and the cash received is presented as cash provided by operating activities in the consolidated statements of cash flows.

Inventories. Inventories are stated at the lower of cost (based on standard cost, which approximates first-in, first-out method) and net realizable value. Cost includes labor, materials and manufacturing overhead.

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. The ultimate realization of inventory carrying amounts is primarily affected by changes in customer demand. Inventory provisions are established based on forecasted demand, past experience with specific customers, the age and nature of the inventory, the ability to redistribute inventory to other programs or back to suppliers and whether customers are contractually obligated and have the ability to pay for the related inventory. The Company’s raw materials inventories are generally acquired in anticipation of specific customer orders and pursuant to customer-specific design specifications. When the Company and its customers agree that the quantity of customer-specific inventory is in excess of anticipated demand, the Company may seek advance payments from its customers against such inventories. These advances are presented under deferred revenue and customer advances on the consolidated balance sheets. In the past, in some arrangements with some customers, the Company transferred control of excess inventories to its customers in exchange for a cash payment, which resulted in a derecognition of the inventory. Those transactions were reported as transfers of non-financial assets – i.e., reported on a net basis in the income statement – and not included in revenue.

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

Derivative Instruments and Hedging Activities. The Company conducts business on a global basis in numerous currencies. In addition, the Company has a deferred compensation plan liability and certain of its outstanding debt has a variable interest rate. Therefore, the Company is exposed to movements in foreign currency exchange rates, interest rates and market volatility. The Company uses derivatives, such as foreign currency forward contracts, interest rate swap agreements and TRS, to minimize the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates.

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

Leases. The Company’s leases consist of operating leases for buildings and land and have initial lease terms of up to 44 years. Certain of these leases contain an option to extend the lease term for additional periods or to terminate the lease after an initial non-cancelable term. Renewal options are considered in the measurement of the Company’s initial lease liability and corresponding right-of-use (“ROU”) asset only if it is reasonably certain that the Company will exercise such options. Leases with a term of twelve months or less are not recorded on the Company’s balance sheet.

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

In the Defense and Aerospace division, the Company applies the cost-to-cost method for government contracts which requires the use of significant judgments with respect to estimated materials, labor and subcontractor costs included in the total estimated costs at completion. Additionally, the Company evaluates whether contract modifications for claims have been approved and, if so, estimates the amount, if any, of variable consideration that can be included in the transaction price of the contract.

Estimates of materials, labor and subcontractor costs expected to be incurred to satisfy a performance obligation are updated on a quarterly basis. These estimates consider costs incurred to date and estimated costs to be incurred over the remaining expected period of performance to satisfy a performance obligation. There is inherent uncertainty in estimating the amount of costs that will be required to complete a contract. Factors that contribute to the inherent uncertainty in estimates include, among others, (1) the long-term duration of contracts, (2) the highly-complex nature of the products the Company manufactures, (3) the readiness of our customer’s design for manufacturing, (4) the cost and availability of purchased materials, (5) labor cost, availability and productivity, (6) subcontractor performance and (7) the risk of delayed performance/completion. Therefore, such estimates are reviewed each quarter by a group of employees that includes representatives from numerous functions such as engineering, materials, contracts, manufacturing, program management, finance and senior management. If a change in estimate is deemed necessary, the impact of the change is recognized in the period of change. Additionally, contract modifications for claims are assessed each quarter to determine whether the claims have been approved. If it is determined that a claim has been approved, the amount of the claim, if any, that can be included in transaction price is estimated considering a number of factors such as the length of time expected to lapse until uncertainty about the claim has been resolved and the extent to which our experience with claims for similar contracts has predictive value.

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

Recently Issued Accounting Pronouncement Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the Company to disclose information about its reportable segment’s significant expenses and other segment items on an interim and annual basis. The Company adopted ASU 2023-07 in the fourth quarter of 2025 and incremental disclosure was included in Note 13 “Business Segment and Geographic Information” of the notes to the Consolidated Financial Statements contained in this report.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The ASU is effective for the Company for annual reporting and interim periods within the fiscal year 2027, with early adoption permitted, and will be applied prospectively. The Company is currently evaluating the impact ASU 2025-05 will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure, which will require additional disclosure of certain costs and expenses within the notes to the financial statements. The disclosure requirements are effective for the Company for annual reporting periods beginning in fiscal 2028 and for interim periods beginning in fiscal 2029, with early adoption permitted, and will be applied prospectively, with the option to apply retrospectively. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statement disclosures.

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

Note 3. Balance Sheet Details

Cash and Cash Equivalents, and Restricted Cash Equivalents

Reconciliation of cash and cash equivalents to consolidated statements of cash flows is as follows.

	As of
	September 27, 2025	September 28, 2024
	(In thousands)
Cash and cash equivalents	$926,267	$625,860
Restricted cash equivalents (1)	39,953	—
Total cash, cash equivalents and restricted cash equivalents	$966,220	$625,860

(1)     Represents money market funds related to the deferred compensation plan. Due to the restrictions on the distributions of these funds, the amount is considered restricted and recorded in prepaid expenses and other current assets on the consolidated balance sheets.

Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	As of
	September 27, 2025	September 28, 2024
	(In thousands)
Machinery and equipment	$1,808,699	$1,749,377
Land and buildings	753,187	735,197
Leasehold improvements	45,619	46,074
Furniture and fixtures	28,823	27,253
Construction in progress	109,283	20,338
	2,745,611	2,578,239
Less: Accumulated depreciation and amortization	(2,063,257)	(1,962,172)
Property, plant and equipment, net	$682,354	$616,067

Depreciation expense was $119 million, $122 million and $116 million for 2025, 2024 and 2023, respectively.

Deferred Revenue and Customer Advances

As of September 27, 2025 and September 28, 2024, customer advances for raw materials inventory of $852 million and $151 million, respectively, were recorded under deferred revenue and customer advances in the consolidated balance sheets. These customer advances received by the Company as an advance on customer-specific raw materials acquired at the customer’s request.

Note 4. Revenue

Net sales by geographic segment is determined based on the country in which a product is manufactured. The following table presents revenue disaggregated by segment, market sector and geography.

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Segments:
Reportable segment - IMS	$6,512,891	$6,033,867	$7,289,037
Other segments - CPS	$1,615,491	$1,534,461	$1,646,011
Total	$8,128,382	$7,568,328	$8,935,048

End Markets:
Industrial, Medical, Defense and Aerospace, and Automotive	$5,022,934	$4,915,880	$5,388,877
Communications Networks and Cloud Infrastructure	$3,105,448	$2,652,448	$3,546,171
Total	$8,128,382	$7,568,328	$8,935,048

Geography:
Americas (1)	$4,650,934	$3,962,652	$4,426,690
APAC (2)	$2,611,053	$2,558,073	$3,187,017
EMEA	$866,395	$1,047,603	$1,321,341
Total	$8,128,382	$7,568,328	$8,935,048

Percentage of net sales represented by ten largest customers	52%	47%	48%
Percentage of net sales from each significant customer (3)	10.1%	10.1%	13.2%
(1)    Mexico represents 67%, 63% and 65% of Americas revenue for the years ended September 27, 2025, September 28, 2024 and September 30, 2023, respectively. The U.S. represents 30%, 35% and 32% of Americas revenue for the years ended September 27, 2025, September 28, 2024 and September 30, 2023, respectively.
(2)    Malaysia represents 24%, 30% and 26% of APAC revenue for the years ended September 27, 2025, September 28, 2024 and September 30, 2023, respectively.
(3)    Primarily from IMS business.

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

Changes in the Company’s estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from the application of the cost-to-cost method for recognizing revenue was as follows:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Revenue:	(In thousands)
Favorable	$23,740	$12,220	$6,023
Unfavorable	(3,786)	(2,697)	(2,556)
Total	$19,954	$9,523	$3,467

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Operating Income:	(In thousands)
Favorable	$25,640	$21,229	$8,657
Unfavorable	(19,510)	(16,102)	(44,838)
Total	$6,130	$5,127	$(36,181)

Note 5. Financial Instruments and Concentration of Credit Risk

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (representing 21% of cash and cash equivalents), restricted cash equivalents, accounts receivable, accounts payable and short-term debt approximate carrying value due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of September 27, 2025. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s deferred compensation plan and defined benefit plan assets are measured at fair value using Level 1 inputs on a recurring basis. See Note 15 “Employee Benefit Plans” of the notes to the Consolidated Financial Statements contained in this report for details on defined benefit plan assets. In 2025, the Company liquidated $49 million of investments held in a former rabbi trust for its deferred compensation plan assets. These funds were reinvested in other types of investments as of September 27, 2025, with $40 million recorded in prepaid expenses and other current assets as restricted cash equivalent and $10 million recorded in other assets on the consolidated balance sheets. As of September 28, 2024, assets associated with the deferred compensation plan were $47 million and recorded in other assets on the consolidated balance sheets. Liabilities associated with the deferred compensation plan were $54 million and $47 million as of September 27, 2025 and September 28, 2024, respectively, and recorded in other liabilities on the consolidated balance sheets.

The Company also measures fair value of foreign exchange contracts, interest rate swap agreements and TRS on a recurring basis. Interest rate swaps are valued based on a discounted cash flow analysis that incorporates observable market inputs such as interest rate yield curves and credit spreads. The TRS is measured at fair value using quoted prices of the underlying investments. For currency contracts, inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals.

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

The following table presents the location and fair value of derivative financial instruments included in our consolidated balance sheets as of September 27, 2025.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$74	$—	$21	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$4,352	$—	$622	$—
Derivatives designated as accounting hedges: interest rate swaps	Level 2	$1,156	$108	$—	$446
Derivative not designated as accounting hedge: total return swap	Level 2	$973	$—	$—	$—

The following table presents the location and fair value of derivative financial instruments included in our consolidated balance sheets as of September 28, 2024.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$759	$—	$53	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$3,229	$—	$2,265	$—
Derivatives designated as accounting hedges: interest rate swaps	Level 2	$1,518	$21	$—	$1,771

Derivative Instruments

The Company had the following outstanding derivative contracts that were entered into to hedge foreign currency, interest rate and deferred compensation plan liability exposures:

	As of
	September 27, 2025	September 28, 2024
	(in thousands, except number of contracts)
Foreign Currency Forward Contracts:
Derivatives Designated as Accounting Hedges:
Notional amount	$131,061	$117,015
Number of contracts	45	47
Derivatives Not Designated as Accounting Hedges:
Notional amount	$490,506	$366,425
Number of contracts	42	38
Interest Rate Swaps:
Derivatives Designated as Accounting Hedges:
Notional amount	$300,000	$300,000
Number of contracts	6	6
Total Return Swap:
Derivatives Not Designated as Accounting Hedges:
Notional amount	$54,298	$—
Number of contracts	1	—

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

Interest Rate Swaps

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have a maturity date of September 27, 2027 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. The aggregate effective interest rate of these swaps as of September 27, 2025 was approximately 4.7%.

Subsequent to the fourth quarter of 2025, the Company entered into forward interest rate swap agreements with independent counterparties with an aggregate notional amount of $1.2 billion and a maturity date of October 31, 2030, effectively convert a portion of the Company’s variable interest rate obligations under the Credit Facilities to fixed interest rate obligations.

Total Return Swap

In the second quarter of fiscal 2025, the Company entered into a TRS to substantially offset changes in the deferred compensation plan liabilities resulting from changes in the value of investment elections made by participants. The Company elected not to designate the TRS as an accounting hedge and recognized the changes in fair value of the derivative instrument, as well as the offsetting change in the fair value of the hedged item, in cost of sales, and selling, general and administrative expense in the consolidated statements of income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents, and restricted cash equivalents with recognized financial institutions, both domestic and foreign. Cash and cash equivalents, and restricted cash equivalents may exceed the amount of insurance provided on such deposits, but may generally be redeemed upon demand. Periodic evaluations of the relative credit standing of the financial institutions are performed and the Company attempts to limit its exposure with any one institution. One of the Company’s most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by ongoing credit evaluations of, and frequent contact with, the Company’s customers, especially its most significant customers, thus enabling it to monitor changes in business operations and respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks when estimating its allowance for doubtful accounts. Foreign currency forward contracts, TRS and interest rate swaps are maintained with high quality counterparties to reduce the Company’s credit risk and are recorded on the Company’s balance sheets at fair value.
Two customers represented 10% or more of the Company’s gross accounts receivable as of September 27, 2025. One customer represented 10% or more of the Company’s gross accounts receivable as of September 28, 2024.

Note 6. Debt

Long-term debt consisted of the following:

	As of
	September 27, 2025	September 28, 2024
	(In thousands)
Term Loan Due 2027, net of issuance costs	$300,474	$317,323
Less: Current portion of Term Loan Due 2027	17,500	17,500
Long-term debt	$282,974	$299,823

Term Loan Due 2027 maturities by fiscal year are as follows:

As of
September 27, 2025
(In thousands)
2026	21,875
2027	280,000
$301,875

Credit Facilities

Existing Credit Agreement

On September 27, 2022, the Company entered into a Fifth Amended and Restated Credit Agreement (the “Existing Credit Agreement”) that provides for a $800 million revolving credit facility and a $350 million secured term loan (the “Term Loan Due 2027”). Subject to the satisfaction of certain conditions, including obtaining additional commitments from existing and/or new lenders, the Company may increase the revolving commitment up to an additional $200 million. Costs incurred in connection with Existing Credit Agreement of $3 million are classified as long-term debt and are being amortized to interest expense over the life of the Term Loan Due 2027 using the effective interest method.

Loans under the Existing Credit Agreement bear interest, at the Company’s option, at either the SOFR or a base rate, in each case plus a spread determined based on the Company’s credit rating. Interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period (and at three month intervals if the interest period exceeds three months) in the case of SOFR loans. The outstanding principal amount of all loans under the Existing Credit Agreement, including the Term Loan Due 2027, together with accrued and unpaid interest, is due on September 27, 2027. The Company is required to repay a portion of the principal amount of the Term Loan Due 2027 equal to 1.25% of the principal in quarterly installments.

Certain of the Company’s domestic subsidiaries are guarantors in respect of the Existing Credit Agreement. The Company and the subsidiary guarantors’ obligations under the Existing Credit Agreement are secured by a lien on substantially all of their respective assets (excluding real property), including cash, accounts receivable and the shares of certain Company subsidiaries, subject to certain exceptions.

On June 6, 2025, the Company amended the Existing Credit Agreement to permit the acquisition of ZT Group Int’l, Inc. (“ZT Systems”) from AMD Design, LLC, a wholly owned subsidiary of Advanced Micro Devices, Inc. See Note 16 “Business Combination” of the notes to the Consolidated Financial Statements contained in this report for details.

As of September 27, 2025, no borrowings under the revolving credit facility and $9 million of letters of credit were outstanding under the Existing Credit Agreement, under which $791 million was available to borrow.

Bridge Loan Facility

On May 18, 2025, in connection with the acquisition of ZT Systems (the “ZT Acquisition”), the Company entered into a commitment letter with certain financial institutions that have agreed to provide the Company with, subject to satisfaction of customary conditions and covenants, a senior secured 364-day bridge loan facility in an aggregate principal amount of up to $2.5 billion (the “Bridge Loan Facility”) to fund a portion of the purchase consideration and to pay related fees and expenses. The commitment was intended to be drawn only to the extent that permanent financing was not obtained prior to the closing the ZT Acquisition.

On July 30, 2025, the Bridge Loan Facility was reduced from $2.5 billion to $800 million upon the Company entering into the New Credit Agreement (as defined below). As of September 27, 2025, $24 million of financing fees incurred in connection with the Bridge Loan Facility were recorded as acquisition and integration charges in the consolidated statements of income as the Bridge Loan Facility was not utilized and was terminated in its entirety upon the close of ZT acquisition.

New Credit Agreement

On July 29, 2025, the Company entered into a credit agreement (the “New Credit Agreement”) that provided for senior secured credit facilities in an aggregate of $3.5 billion (the “Credit Facilities”), consisting of a $1.5 billion revolving credit facility and a $2.0 billion term loan A facility. As of September 27, 2025, the commitments under the New Credit Agreement were completely unfunded, and the Existing Credit Agreement remained in effect until the Credit Facilities were drawn at the closing of the ZT Acquisition, as described below.

Borrowings under the Credit Facilities have a maturity date of five years from the date when the Credit Facilities will be initially drawn (the “Initial Funding Date”), subject to extension as provided in the New Credit Agreement and will bear interest, at the Company’s option, at either a base or SOFR-based rate plus a margin that varies depending on the Company’s consolidated total net leverage ratio. The Company expects that, at the time of the Initial Funding Date, the applicable margin for base rate and term SOFR-based rate borrowing would be 0.75% and 1.75%, respectively. The Company is obligated to pay customary fees, including commitment fees on the unused portion of the revolving facility and letter of credit fees. Additionally, the Company will pay a ticking fee at an annual rate of 0.25% on the aggregate amount of the unfunded commitments regardless of whether the Initial Funding Date occurs.

As of the Initial Funding Date, the obligations under the New Credit Agreement are secured by first-priority liens on substantially all of the assets of the Company and the subsidiary guarantors, subject to certain exceptions and thresholds. The New Credit Agreement requires the Company to comply with certain financial covenants, namely consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the negative covenants limit the Company’s ability to incur additional debt, grant liens, make investments and other restricted payments, sell assets and pay dividends, subject to certain exceptions. The New Credit Agreement also includes covenants that require the Company to file quarterly and annual financial statements with the SEC on a timely basis.

Debt issuance costs incurred in connection with the New Credit Agreement were $5 million as of September 27, 2025 and were recorded in other assets in the consolidated balance sheets.

Subsequent to the year ended September 27, 2025, the Company entered into Amendment No. 1 to the New Credit Agreement on October 20, 2025 to permit and finance the ZT Acquisition, including adding necessary definitions, funding conditions, and providing a delayed draw term loan A of $600 million, which may be drawn by the Company in up to two separate drawings during the period commencing on the closing of the ZT Acquisition and ending on the one year anniversary of such closing.

On October 27, 2025 (the “Closing Date”), the Company completed the acquisition of ZT Systems for a purchase consideration of up to $1.6 billion (subject to adjustment for certain working capital and other items) consisting of $1.46 billion in cash consideration and a number of shares of the Company’s common stock valued at $150 million (at $130.32 market value representing 1.2 million shares). Pursuant to the acquisition agreement, the seller is also entitled up to $450 million in contingent cash consideration upon the achievement of certain financial metrics during the three-year period following the Closing Date. See Note 16 “Business Combination” of the notes to the Consolidated Financial Statements contained in this report for details. In addition, on October 27, 2025, the Company executed an amendment to increase the Credit Facilities to include an $800 million term loan B facility. Borrowings under the term loan B facility bears interest, at the Company’s option, at either SOFR plus 2.0% or base rate plus 1.0%.

To finance the cash portion of the acquisition and to settle all outstanding amounts under the Company’s Existing Credit Agreement, the Company simultaneously drew $1.4 billion under the term loan A facility and the full $800 million under the term loan B facility. Concurrently on the Closing Date, the Existing Credit Agreement was fully repaid and the Bridge Loan Facility was terminated in its entirety.

Short-term Borrowing Facilities

Certain foreign subsidiaries of the Company had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding as of September 27, 2025. Some of these facilities expire at various dates through the first quarter of 2027 and are expected to be renewed.

Debt Covenants

The Existing Credit Agreement requires the Company to comply with certain financial covenants, namely a maximum consolidated leverage ratio and a minimum interest coverage ratio, in both cases measured on the basis of a trailing 12-month look-back period. In addition, the Company’s debt agreements contain a number of restrictive covenants, including restrictions on incurring additional debt, making investments and other restricted payments, selling assets and paying dividends, subject to certain exceptions. Finally, the agreements also include covenants that require us to file quarterly and annual financial statements with the SEC on a timely basis. The Company was in compliance with these covenants as of September 27, 2025.

Note 7. Leases

ROU assets and lease liabilities recorded in the consolidated balance sheets are as follows:

	As of
	September 27, 2025	September 28, 2024
	(In thousands)
Other assets	$67,808	$77,612

Accrued liabilities	$21,725	$22,270
Other long-term liabilities	36,022	44,513
Total lease liabilities	$57,747	$66,783

Weighted average remaining lease term (in years)	11.94	13.93
Weighted average discount rate	4.2%	4.2%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Operating lease expense (1)	$31,925	$30,803	$35,347

Cash paid for operating lease liabilities	$25,643	$26,180	$24,388

Right-of-use assets obtained in exchange for lease liabilities	$1,939	$1,215	$21,180
(1)    Includes immaterial amounts of short term leases, variable lease costs and sublease income.

Future fixed lease payments under non-cancelable operating leases as of September 27, 2025, by fiscal year, are as follows:

Operating Leases
(In thousands)
2026	$23,246
2027	19,585
2028	8,742
2029	2,079
2030	763
Thereafter	7,741
Total lease payments	62,156
Less: imputed interest	4,409
Total	$57,747

Note 8. Accounts Receivable Sale Programs

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

Trade receivables sold and discount on trade receivables sold under these programs are as follows:

	Year Ended
	September 27, 2025	September 28, 2024
	(In thousands)
Trade receivables sold	$323,438	$1,143,315

Discount on trade receivables (1)	$1,770	$7,636

(1)    Recorded in other income (expense), net in the consolidated statements of income

Trade receivables sold under the RPA and subject to servicing by the Company that remained outstanding and uncollected and collected are as follows:

	As of
	September 27, 2025	September 28, 2024
	(In thousands)
Outstanding and uncollected	$12,813	$33,874

Outstanding and collected (1)	$187	$2,688

(1)    Amount collected but not yet remitted to bank as of September 27, 2025 and September 28, 2024 is classified in accrued liabilities on the consolidated balance sheets.

Note 9. Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of September 27, 2025 and September 28, 2024, the Company had reserves of $39 million for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the consolidated balance sheets.

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

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless the Company reasonably believes the monetary sanctions, exclusive of interest and costs, will not equal or exceed a threshold which the Company determines is reasonably designed to result in disclosure of any such proceeding that is material to its business or financial condition. Item 103 states that the disclosure threshold is $300,000, or at our election, a threshold that does not exceed the lesser of $1 million or one percent of our consolidated current assets. As permitted by Item 103, the Company has elected to adopt a quantitative threshold for environmental proceedings of $1 million. Given the size of its operations, the Company believes that environmental matters under this threshold are not material to its business or financial condition.

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

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York (the “Court”) to collect unpaid accounts receivable and net obsolete inventory obligations (which, by the time of the September 2024 trial referenced below, totaled $9 million, exclusive of interest and attorneys’ fees). On the same day the Company filed its suit, Dialight commenced its own action in the same court. Dialight alleged that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“MSA”) and then allegedly committed multiple, willful breaches of contract when performing under the MSA. After a trial in September 2024, a jury awarded the Company the full $9 million on its claims, rejected Dialight’s claims for fraudulent inducement and willful breach of contract, and awarded Dialight $1 million for breach of contract (collectively, the “Verdict”). The parties filed post-trial motions in October 2024, including a motion by the Company for prejudgment interest and its costs and expenses of the suit, and a motion by Dialight for pre-judgment and post-judgment interest, its costs and expenses of the suit and for a new trial. Effective March 27, 2025, the parties entered into a Stipulation for Entry of Judgment and Conditional Covenant Not to Execute (the “Stipulation”), which resolved conclusively all pending claims and disputed issues through (i) a series of payments by Dialight to the Company over the next two years totaling $12 million, and (ii) Dialight’s assignment to Sanmina of the $2 million (including prejudgment interest) otherwise due Dialight from Sanmina’s insurer in respect of the Verdict. On April 4, 2025, the Court entered a final judgment consistent with the Stipulation, marking the end of this litigation. On October 9, 2025, the Company and Dialight agreed to accelerate the payment schedule (final payment now is due December 31, 2025) and reduce the total amount due by $350,000.

In May 2023, the Company and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ”) pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals, and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplemented several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina employees beginning in August 2020, pursuant to which SCI produced documents and information and certain of the current and former employees provided oral testimony. The Company and SCI cooperated with the DOJ investigation. On May 13, 2024, the Company learned that United States of America ex rel. Carl R. Eckert v. SCI Technology, Inc. et al. (the “Eckert Qui Tam Suit”) had been filed under seal by a former SCI employee in June 2020, and recently unsealed. On May 13, 2024, the Company also learned that the DOJ had filed a notice in the Eckert Qui Tam Suit stating that, while its investigation would continue, it was declining to intervene at the current time. As narrowed by a September 23, 2025 court order granting in part and denying in part the Company and SCI’s motion to dismiss, the Eckert Qui Tam Suit alleges on behalf of the United States 6 FCA counts that relate substantially to the same contracts and issues that the DOJ previously had investigated, including making false certifications under the Truth in Negotiations Act and Cost Accounting Standards, claims for submitting false cost or pricing data, and overcharging the government through underpayment of certain employees in violation of the Service Contract Act. The suit alleges such claimed violations defrauded the government in an amount approximating $100 million, and seeks, on behalf of the U.S. government, treble damages, civil penalties, interest, attorneys’ fees and costs, and expenses of suit. The Company and SCI intend to continue to defend vigorously the suit. The Company is unable to predict the ultimate outcome of the Eckert Qui Tam Suit, although a loss currently is not considered to be probable or estimable.

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

Note 10. Income Taxes

Domestic and foreign components of income before income taxes were as follows:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Domestic	$131,662	$131,930	$157,548
Foreign	207,766	185,605	255,259
Total	$339,428	$317,535	$412,807

The provision for income taxes consists of the following:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Federal:
Current	$7,378	$1,814	$362
Deferred	15,717	23,581	36,431
State:
Current	4,791	2,888	3,188
Deferred	(1,323)	3,048	3,329
Foreign:
Current	64,724	44,816	53,346
Deferred	(18,119)	3,637	(11,362)
Total provision for income taxes	$73,168	$79,784	$85,294

The Company’s provision for income taxes for 2025, 2024 and 2023 was $73 million (22% of income before taxes), $80 million (25% of income before taxes) and $85 million (21% of income before taxes), respectively.

The effective tax rate for 2025 and 2024 was higher than the expected U.S. statutory rate of 21% primarily due to foreign earnings taxed at rates higher than the U.S. statutory rate, state taxes, and unfavorable permanent differences. The effective tax rate for 2023 was lower than the expected U.S. statutory rate of 21% primarily due to a $12 million tax benefit resulting from the release of certain foreign tax reserves due to lapse of time and expiration of statutes of limitations.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of
	September 27, 2025	September 28, 2024
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$13,045	$15,600
Foreign net operating loss carryforwards	115,715	111,332
Intangibles	11,719	14,268
Accruals not currently deductible	63,624	45,515
Property, plant and equipment	29,891	25,945
Tax credit carryforwards	9,610	23,086
Reserves not currently deductible	16,842	17,332
Stock compensation expense	6,871	6,725
Federal benefit of foreign operations	24,296	25,679
Capitalized research and development	15,219	13,630
Lease deferred tax asset	15,533	17,802
Other	10,298	13,822
Valuation allowance	(120,888)	(121,035)
Total deferred tax assets	211,775	209,701
Deferred tax liabilities on undistributed earnings	(11,025)	(21,414)
Deferred tax liabilities on branch operations	(26,038)	(23,473)
Revenue recognition	—	—
Lease deferred tax liability	(15,237)	(17,510)
Net deferred tax assets	$159,475	$147,304
Recorded as:
Deferred tax assets	$171,218	$160,703
Deferred tax liabilities	(11,743)	(13,399)
Net deferred tax assets	$159,475	$147,304

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction-by-jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. Significant judgment is required in assessing the Company’s ability to generate revenue, gross profit, operating income and jurisdictional taxable income in future periods. The Company’s valuation allowance as of September 27, 2025 relates primarily to foreign net operating losses, except for $11 million related to U.S. state net operating losses.

The Company provides deferred tax liabilities for the tax consequences associated with the undistributed earnings that are expected to be repatriated to the subsidiaries’ parent unless the subsidiaries’ earnings are considered indefinitely reinvested. As of September 27, 2025, income taxes and foreign withholding taxes have not been provided for approximately $491 million of cumulative undistributed earnings of several non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. Determination of the amount of unrecognized deferred tax liabilities on these undistributed earnings is not practicable.

As of September 27, 2025, the Company has cumulative net operating loss carryforwards for state and foreign tax purposes of $200 million and $481 million, respectively, and none for federal tax. The state net operating loss carryforwards begin expiring in fiscal year 2026 and expire at various dates through September 26, 2043. Certain foreign net operating losses will begin expiring in 2026. However, the majority of foreign net operating losses carryforward indefinitely. As of September 27, 2025, the Company has federal tax credits of $8 million that expire in 2045. There are certain restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in the Internal Revenue Code. The utilization of certain net operating losses may be restricted due to changes in ownership and business operations.

Following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Federal tax at statutory tax rate	21.00%	21.00%	21.00%
Effect of foreign operations	0.34	2.15	0.81
Permanent items	1.34	1.87	0.96
Federal credits	(0.64)	(0.98)	(0.57)
Other	0.65	(0.20)	0.06
State income taxes, net of federal benefit	0.46	2.24	1.43
Release of foreign tax reserves	(1.59)	(0.95)	(3.03)
Effective tax rate	21.56%	25.13%	20.66%

A reconciliation of the beginning and ending amount of total liabilities for unrecognized tax benefits, excluding accrued penalties and interest, is as follows:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Balance, beginning of year	$48,543	$44,707	$53,552
Increase (decrease) related to prior year tax positions	(1,192)	3,480	(331)
Increase related to current year tax positions	725	2,500	2,040
Settlements	—	—	(1,911)
Decrease related to lapse of time and expiration of statutes of limitations	(4,047)	(2,144)	(8,643)
Balance, end of year	$44,029	$48,543	$44,707

The Company had reserves of $9 million as of September 27, 2025 and $8 million as of September 28, 2024 for the payment of interest and penalties relating to unrecognized tax benefits. During both 2025 and 2024, the Company recognized an income tax benefit for interest and penalties of $1 million due to lapse of time and expiration of statutes of limitations. The Company recognizes interest and penalties related to liabilities for unrecognized tax benefits as a component of income tax expense. Should the Company be able to ultimately recognize all of these uncertain tax positions, it would result in a benefit to net income of $31 million in 2026.

The Company conducts business globally and, as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal 2008 through 2010, the Company received a Revenue Agent’s Report (“RAR”) on November 17, 2023 asserting an underpayment of tax of approximately $8 million for fiscal 2009. The asserted underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction in fiscal 2009. Such disallowance, if upheld, would reduce the Company’s available net operating loss carryforwards and result in additional tax and interest attributable to fiscal 2021 and later years, which could be material. The Company disagrees with the IRS’s position as asserted in the RAR and is vigorously contesting this matter through the applicable IRS administrative and judicial procedures, as appropriate. The Company cannot predict with any certainty the timing of the resolution. Although the final resolution of this matter remains uncertain, the Company continues to believe that it is more likely than not the Company’s tax position will be sustained. However, an unfavorable resolution of this matter could have a material adverse impact on the Company’s consolidated financial statements.

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

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules begin to be effective for the Company in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect the Company’s provision for income taxes. There was no material impact from these tax law changes in fiscal 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax frame work, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Those that did have an effect on the Company’s fiscal 2025 tax year, such as 100% bonus reinstatement, have been calculated and included in the Company’s provision for income taxes. There was no material impact from the OBBBA to the fiscal 2025 financial statements.

Note 11. Earnings Per Share

Basic and diluted earnings per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands, except per share amounts)
Numerator:
Net income attributable to common shareholders	$245,893	$222,536	$309,970

Denominator:
Weighted average common shares outstanding	53,947	55,592	57,847
Effect of dilutive stock options and restricted stock units	1,231	1,378	1,968
Denominator for diluted earnings per share	55,178	56,970	59,815

Net income attributable to common shareholders per share:
Basic	$4.56	$4.00	$5.36
Diluted	$4.46	$3.91	$5.18

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 12. Stockholders’ Equity

On March 11, 2019, the Company’s stockholders approved the Company’s 2019 Equity Incentive Plan (“2019 Plan”) and the reservation of 4 million shares of common stock for issuance thereunder, including any shares subject to stock options or similar awards granted under the 2009 Stock Plan that expired or otherwise terminated without having been exercised in full and shares issued pursuant to awards granted that are forfeited by the Company.

As of September 27, 2025, an aggregate of 5 million shares were authorized for future issuance under the Company’s stock plans, of which 3 million of such shares were for issuance upon vesting of restricted stock units and 2 million shares of common stock were available for future grant. Awards other than stock options reduce common stock available for grant by 1.36 shares for every share of common stock subject to such an award. Awards under the 2019 Plan and 2009 Plan that expire or are cancelled without delivery of shares generally become available for issuance under the 2019 Plan. The 2019 Plan will expire as to future grants in December 2028.

Stock Repurchase Program

During 2025, 2024 and 2023, the Company repurchased 1.4 million shares, 4.0 million shares and 1.6 million shares of its common stock for $114 million, $227 million and $84 million (including commissions), respectively, under stock repurchase programs authorized by the Company’s Board of Directors. During the second quarter of 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock in the open market or in negotiated private transactions. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. As of September 27, 2025, an aggregate of $239 million remains available under the stock purchase program.

In addition to the repurchases discussed above, the Company withheld 0.5 million of its common stock during each of 2025 and 2024 and 0.4 million shares of its common stock during 2023, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	September 27, 2025	September 28, 2024
	(In thousands)
Foreign currency translation adjustments	$77,714	$73,236
Unrealized holding gain on derivative financial instruments	490	266
Unrecognized net actuarial loss and unrecognized transition cost for benefit plans	(8,584)	(6,761)
Total	$69,620	$66,741

Note 13. Business Segment and Geographic Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who allocates resources and assesses performance of operating segments based on sales and a measure of segment gross profit that excludes items not directly related to the Company’s ongoing business operations. This assessment is predominantly performed during the Company’s annual budgeting and quarterly forecasting process where segment resourcing decisions, such as employee and capital, are made.

Segment revenue is attributable to the segment for which the products are manufactured or services are performed. Intersegment sales consist primarily of sales of components from CPS to IMS. Segment income, which is the segment gross profit, generally does not include stock-based compensation expense, litigation settlements, charges resulting from distressed customers and are either non-recurring or non-cash in nature.

Segment information is as follows:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Sales:
Reportable segment - IMS	$6,556,736	$6,072,053	$7,328,651
Other segments - CPS	1,697,438	1,598,397	1,747,854
Intersegment sales elimination	(125,792)	(102,122)	(141,457)
Net sales	$8,128,382	$7,568,328	$8,935,048

Reportable segment expenses - IMS:
Cost of sales	6,005,539	5,577,256	6,727,871
Total expenses	$6,005,539	$5,577,256	$6,727,871

Gross Profit:
Reportable segment gross profit - IMS	$507,352	$456,610	$561,166

Other segments gross profit - CPS	236,453	203,948	202,000
Selling, general and administrative (1)	(248,247)	(227,327)	(222,291)
Research and development (1)	(29,801)	(27,467)	(25,569)
Stock-based compensation expense	(63,396)	(57,407)	(50,402)
Restructuring	(6,319)	(10,227)	(6,054)
Acquisition and integration charges	(34,162)	—	—
Interest income	15,855	12,440	13,595
Interest expense	(20,151)	(29,183)	(36,290)
Other income (expense), net	(10,844)	(1,216)	(20,156)
Other corporate expenses (2)	(7,312)	(2,636)	(3,192)
Income before income taxes	$339,428	$317,535	$412,807
(1) Amount excludes allocation of stock-based compensation expense.
(2) Primarily related to corporate unallocated expenses such as charges or credits resulting from distressed customers, litigation settlements and amortization of intangible assets.

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Depreciation and amortization:
Reportable segment - IMS	$76,918	$81,880	$79,508
Other segments - CPS	37,635	36,205	34,348
Total	114,553	118,085	113,856
Unallocated corporate items (1)	4,913	4,333	4,381
Total	$119,466	$122,418	$118,237

Capital expenditures (receipt basis):
Reportable segment - IMS	$112,610	$57,933	$114,036
Other segments - CPS	68,149	40,903	53,102
Total	180,759	98,836	167,138
Unallocated corporate items (1)	4,093	5,487	7,249
Total	$184,852	$104,323	$174,387

(1)    Primarily related to selling, general and administration functions.

	As of
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Segment assets:
Reportable segment - IMS (1)	$3,109,754	$2,591,909	$2,173,170
Other unallocated assets	2,748,419	2,230,936	2,700,798
Total assets	$5,858,173	$4,822,845	$4,873,968

(1)    Segment assets consists of accounts receivable, inventories and property, plant and equipment, net.

Long-lived assets, net by geographic area is as follows:

	As of
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
U.S. (country of domicile)	$170,634	$175,562	$168,808
Mexico (>10% of total)	267,430	210,275	235,797
Other	244,290	230,230	228,231
Total	$682,354	$616,067	$632,836

Location of long-lived assets was determined based on entities that owned the long-lived assets. No other individual foreign country accounted for more than 10% of the long-lived assets as of September 27, 2025 and September 28, 2024.

Note 14. Stock-based Compensation

Stock-based compensation expense was recognized as follows:

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
	(In thousands)
Cost of sales	$20,135	$17,493	$16,763
Selling, general and administrative	41,975	38,867	32,781
Research and development	1,286	1,047	858
Total	$63,396	$57,407	$50,402

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

 Activity with respect to the Company’s RSUs and PSUs was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value ($)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
	(In thousands)			(In thousands)
Outstanding as of October 1, 2022	3,280	37.11	1.35	155,049
Granted	972	59.78
Vested/Forfeited/Cancelled	(1,371)	36.45
Outstanding as of September 30, 2023	2,881	45.07	1.14	150,547
Granted	1,444	50.81
Vested/Forfeited/Cancelled	(1,438)	40.73
Outstanding as of September 28, 2024	2,887	50.11	1.15	195,052
Granted	1,048	78.47
Vested/Forfeited/Cancelled	(1,405)	46.93
Outstanding as of September 27, 2025	2,530	63.63	1.11	301,584
Expected to vest as of September 27, 2025	2,333	63.08	1.06	278,070

The fair value of RSUs that vested during the year was $104 million for 2025, $66 million for 2024 and $70 million for 2023. As of September 27, 2025, unrecognized compensation expense of $87 million is expected to be recognized over a weighted average period of 1.1 years.

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

The Company provides defined benefit pension plans in certain other countries. The assumptions used for calculating the pension benefit obligations for non-U.S. plans depend on the local economic environment and regulations. The measurement date for the Company’s defined benefit plans is September 27, 2025.

The funded status and plan assets for the non-U.S defined benefit plans and amount reported on the consolidated balance sheets were as follows:

	As of
	September 27, 2025	September 28, 2024
	(In thousands)
Plan Assets	$18,279	$18,230
Projected Benefit Obligation	63,850	57,307
Underfunded Status	$45,571	$39,077

Current Liabilities	$3,722	$4,173
Non-current liabilities	41,849	34,904
Total liabilities	$45,571	$39,077

The Company’s investment strategy is designed to help ensure that sufficient pension assets are available to pay benefits as they become due. Plan assets are invested in mutual funds that are valued using the net asset value that is quoted in active markets (Level 1 input). These plans are managed consistent with regulations or market practices of the country in which the assets are invested. As of September 27, 2025, there were no significant concentrations of credit risk related to pension plan assets. All other amounts and assumptions were not material for any period presented herein.

Note 16. Business Combination

On May 18, 2025, the Company entered into the Equity Purchase Agreement to acquire ZT Systems from AMD Design, LLC, a wholly owned subsidiary of Advanced Micro Devices, Inc., pursuant to which the Company will purchase all of the outstanding equity interests of ZT Systems, a provider of AI and general purpose computer infrastructure for hyperscale computing companies. Under the Equity Purchase Agreement, the Company will acquire ZT Systems’ data center infrastructure manufacturing business, excluding certain research and development functions. The consideration is subject to certain adjustments based on ZT System’s closing cash, closing net working capital relative to a target amount, closing indebtedness and closing expenses.

In connection with the execution of the Equity Purchase Agreement, the Company obtained the Bridge Loan Facility in an aggregate principal amount of up to $2.5 billion to fund a portion of the purchase consideration in the ZT Acquisition and to pay related fees and expenses. The commitment was intended to be drawn only to the extent that permanent financing was not obtained prior to closing the ZT Acquisition. On July 29, 2025, the Company entered into the New Credit Agreement that provides for $3.5 billion in Credit Facilities, consisting of a $1.5 billion revolving credit facility and a $2.0 billion term loan A facility. On July 30, 2025, the Bridge Loan Facility was reduced from $2.5 billion to $800 million, upon the Company entering into the New Credit Agreement. Effective October 20, 2025, the Company executed an amendment to permit and finance the ZT Acquisition, including adding necessary definitions, funding conditions, and providing a delayed draw term loan A of $600 million, which may be drawn by the Company in up to two separate drawings during the period commencing on the closing of the ZT Acquisition and ending on the one year anniversary of such closing. Additionally, effective October 27, 2025, the Company executed an amendment to increase the Credit Facilities to, among other amendments, include a $800 million term loan B facility.

During the year ended September 27, 2025, the Company incurred $34 million of acquisition and integration charges. These costs primarily consisted of advisory, legal, accounting, and other professional and consulting fees, and were expensed as incurred.

On the Closing Date, the Company completed the acquisition of ZT Systems pursuant to the Equity Purchase Agreement for a purchase consideration of $1.6 billion (subject to adjustment for certain working capital and other items) consisting of $1.46 billion in cash consideration and a number of shares of the Company’s common stock valued at $150 million (at $130.32 market value representing 1.2 million shares). Pursuant to the acquisition agreement, the seller is also entitled up to $450 million in contingent cash consideration upon the achievement of certain financial metrics during the three-year period following the Closing Date. The Company also entered into a Manufacturing Services Agreement with ZT Systems on October 27, 2025 with an initial term of five years. This transaction will be accounted for as a business combination using the acquisition method of accounting. To finance the acquisition and settle all outstanding amounts under the Company’s Existing Credit Agreement, the Company simultaneously drew upon its Credit Facilities at the Closing Date.

The Company is in the process of determining the fair values of the acquired assets and assumed liabilities, with assistance from a third-party specialist. The initial accounting for the ZT Acquisition is incomplete due to the proximity of the transaction date to the filing of the Annual Report on Form 10-K for the fiscal year ended September 27, 2025. The preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed are anticipated to be completed in the first quarter of fiscal 2026. The preliminary allocation is expected to result in the recognition of goodwill, intangible assets and tangible assets such as accounts receivable, inventories and property, plant, and equipment. The major classes of liabilities assumed are anticipated to be accounts payable, accrued liabilities and other long-term liabilities.

See Note 6, “Debt” of the notes to the Consolidated Financial Statements contained in this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2025.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 27, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of September 27, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

(c)    Remediation of Previously Identified Material Weaknesses

As previously disclosed in Part II, Item 9A, “Controls and Procedures”, in our Annual Report on Form 10-K for the fiscal year ended September 28, 2024, our management identified material weaknesses in fiscal 2023 and fiscal 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we previously reported were as follows:

•We identified material weaknesses in the control environment at one of our divisions due to this division maintaining an inappropriate tone at the top. Specifically, division management did not sufficiently promote, monitor or enforce appropriate accounting policies and procedures, thereby resulting in inappropriate and unsupported adjustments to the quarterly contract cost estimate process. Additionally, we did not maintain a sufficient complement of finance personnel at the division with an appropriate level of expertise, knowledge and training in internal control over financial reporting commensurate with our financial reporting requirements. These material weaknesses contributed to an additional material weakness that the division did not design and maintain effective controls over the quarterly contract estimate review process, which lead to the failure to timely and appropriately record adjustments to quarterly estimates.
•We identified an additional material weakness as the Company did not design and maintain effective controls to properly support and account for the transfer of control to its customers of certain raw materials inventory.

Management has concluded that these material weaknesses have been remediated as of the end of fiscal 2025. The applicable controls have been in place and operated for a sufficient period of time and management concluded, through testing, that these controls were operating effectively.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

During the fiscal quarter ended September 27, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this report.

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

(2)
Financial Statement Schedules. The following financial statement schedule of Sanmina Corporation is filed as part of this report on Form 10-K immediately after the signature pages hereto and should be read in conjunction with our Financial Statements included in this Item 15:

Schedule II-Valuation and Qualifying Accounts, Years Ended September 27, 2025, September 28, 2024 and September 30, 2023
All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

(3)	Exhibits. Refer to Item 15(b) immediately below.

(b)     Exhibits

		Incorporated by Reference Herein
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1#	Equity Purchase Agreement dated as of May 18, 2025, by and among Sanmina Corporation, Advanced Micro Devices, Inc., AMD Design, LLC, and ZT Group Int’l, Inc.	8-K	2.1	May 19, 2025
3.1	Restated Certificate of Incorporation of the Registrant, dated January 31, 1996.	10-K	3.2	December 24, 1996
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated March 9, 2001.	10-Q	3.1(a)	May 11, 2001
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant, dated May 31, 2001.	S-4	3.1.2	August 10, 2001
3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 7, 2001.	10-K	3.1.3	December 21, 2001
3.5	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, as amended, dated July 27, 2009.	8-K	3.6	August 19, 2009
3.6	Certificate of Ownership and Merger as filed with the Secretary of State of Delaware effective November 15, 2012.	10-K	3.7	November 21, 2012
3.7	Certificate of Merger as filed with the Secretary of State of Delaware on October 3, 2016.	10-K	3.9	November 16, 2023
3.8	Amended and Restated Bylaws of the Registrant, as amended June 19, 2025.	8-K	3.1	June 23, 2025
4.1	Description of the Registrant’s Securities	10-K	4.5	November 8, 2019
10.1†	Amended and Restated Sanmina-SCI Corporation Deferred Compensation Plan dated June 9, 2008.	10-Q	10.74	August 4, 2008
10.2†	Second Amendment to the Sanmina Corporation Deferred Compensation Plan adopted as of May 12, 2015.	10-Q	10.30	July 24, 2015
10.3†	First Amendment to the Sanmina-SCI Corporation Deferred Compensation Plan.	10-K	10.28	November 19, 2015
10.4†	Amendment No. 3 to Sanmina-SCI Corporation Deferred Compensation Plan.	10-K	10.29	November 19, 2015
10.5†	Fourth Amendment to the Sanmina Corporation Deferred Compensation Plan.	10-K	10.32	November 13, 2017
10.6†	Fifth Amendment to Sanmina Corporation Deferred Compensation Plan.	10-K	10.22	November 15, 2018
10.7†	Sixth Amendment to Sanmina Corporation Deferred Compensation Plan.	10-K	10.23	November 15, 2018
10.8†	Revised form of Officer and Director Indemnification Agreement.	10-Q	10.42	August 4, 2008
10.9†	Form of Change of Control Severance Benefit Agreement.	10-Q	10.48	February 5, 2010
10.10†	Amendment to employment offer letter between Sanmina Corporation and Alan Reid dated March 12, 2010.	10-Q	10.48	January 31, 2014
10.11†	2019 Equity Incentive Plan, as amended	10-Q	10.29	April 28, 2025
10.12†	Form of Restricted Stock Unit Award Agreement for use under 2019 Equity Incentive Plan	10-Q	10.30	May 2, 2019
10.13†	Form of Stock Option Award Agreement for use under 2019 Equity Incentive Plan	10-Q	10.31	May 2, 2019
10.14±	Joint Venture and Shareholders’ Agreement dated as of March 3, 2022 by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited.	10-Q	10.39.1	May 4, 2022
10.15±	Form of Management Services Agreement by and among Reliance Strategic Business Ventures Limited, Sanmina Corporation, Sanmina-SCI Systems Singapore Pte Ltd and Sanmina-SCI India Private Limited.	10-Q	10.39.2	May 4, 2022

10.16±	Form of Business Transfer Agreement by and between Sanmina-SCI Technology India Private Limited and a wholly-owned subsidiary of Sanmina Corporation to be incorporated under the laws of India.	10-Q	10.39.3	May 4, 2022
10.17±	Form of Services Agreement by and between Sanmina Corporation and Sanmina-SCI India Private Limited.	10-Q	10.39.4	May 4, 2022
10.18±	Form of Services Agreement by and between Sanmina-SCI India Private Limited and Sanmina Corporation.	10-Q	10.39.5	May 4, 2022
10.19	Form of IP and Know-How License Agreement by and between Sanmina Corporation and Sanmina-SCI India Private Limited.	10-Q	10.39.6	May 4, 2022
10.20	Form of Trademark License Agreement among Sanmina Corporation and Sanmina-SCI India Private Limited.	10-Q	10.39.7	May 4, 2022
10.21±	Receivables Purchase Agreement dated as of August 31, 2023 by and among Sanmina Corporation, as Seller, Servicer and Guarantor, the other Sellers and Servicers described therein, the buyers described therein and Truist Bank as Administrative Agent.	10-Q	10.43	November 16, 2023
10.22±	Amendment No. 1, dated May 17, 2024, to the Receivables Purchase Agreement dated August 31, 2023, by and among Sanmina Corporation, as Seller, Servicer and Guarantor, the other Sellers and Servicers described therein, the buyers described therein and Truist Bank as Administrative Agent.	10-K	10.45	July 31, 2024
10.23#*	Credit Agreement dated as of July 29, 2025 among Sanmina Corporation, certain subsidiaries of Sanmina Corporation designated therein, Bank of America, N.A. and the other lenders party thereto.
14.1	Code of Business Conduct and Ethics of the Registrant.	10-K	14.1	November 12, 2021
19.1	Insider Trading Policy.	10-K	19.1	November 27, 2024
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature page).
31.1*	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Sanmina Corporation Policy for Reimbursement of Incentive Payments.	10-K	97.1	November 16, 2023
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K under the Securities Act of     1933. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
† Compensatory plan in which an executive officer or director participates.
± Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933.
* Filed herewith.
** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

    (c)    Financial Statement Schedules. See Item 15(a)(2) above.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sanmina Corporation (Registrant)
By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer
Date: November 13, 2025

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

Signature	Title	Date

/s/ JURE SOLA	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2025
Jure Sola

/s/ JONATHAN FAUST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 13, 2025
Jonathan Faust

/s/ VISHNU GANGASWAMY VENKATESH	Senior Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	November 13, 2025
Vishnu Gangaswamy Venkatesh

/s/ SUSAN K. BARNES	Director	November 13, 2025
Susan K. Barnes

/s/ DAVID HEDLEY III	Director	November 13, 2025
David V. Hedley III

/s/ SUSAN A. JOHNSON	Director	November 13, 2025
Susan A. Johnson

/s/ JOSEPH G. LICATA, Jr.	Director	November 13, 2025
Joseph G. Licata, Jr.

/s/ MICHAEL J. LOPARCO	Director	November 13, 2025
Michael J. Loparco

/s/ KRISH PRABHU	Director	November 13, 2025
Krish Prabhu

/s/ MYTHILI SANKARAN	Director	November 13, 2025
Mythili Sankaran

FINANCIAL STATEMENT SCHEDULE

The financial statement Schedule II-VALUATION AND QUALIFYING ACCOUNTS is filed as part of this annual report on Form 10-K.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions			Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Deductions
	(In thousands)
Allowances for Doubtful Accounts, Product Returns and Other Net Sales Adjustments
Fiscal year ended September 30, 2023	$14,913	$356	$—	$—	$15,269
Fiscal year ended September 28, 2024	$15,269	$(814)	$—	$—	$14,455
Fiscal year ended September 27, 2025	$14,455	$541	$—	$—	$14,996

Valuation Allowance on Deferred Tax Assets
Fiscal year ended September 30, 2023	$118,210	$361	$—	$(2,496)	$116,075
Fiscal year ended September 28, 2024	$116,075	$6,462	$—	$(1,502)	$121,035
Fiscal year ended September 27, 2025	$121,035	$2,838	$—	$(2,985)	$120,888