Form 10-Q
period 2025-12-27
SANMINA CORP
filed 2026-01-26
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025
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
Yes ☐  No ☒
As of January 20, 2026, there were 54,604,888 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (Unaudited)

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	December 27, 2025	September 27, 2025
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,415,541	$926,267
Accounts receivable, net of allowances of approximately $8 million as of December 27, 2025 and September 27, 2025	2,646,068	1,400,129
Contract assets	430,906	425,944
Inventories	3,053,201	1,988,462
Prepaid expenses and other current assets	307,004	124,656
Total current assets	7,852,720	4,865,458
Property, plant and equipment, net	954,803	682,354
Deferred income tax assets	379,324	171,218
Goodwill	306,680	30,386
Other assets	307,501	108,757
Total assets	$9,801,028	$5,858,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,348,214	$1,578,895
Accrued liabilities	627,876	179,605
Deferred revenue and customer advances	1,250,508	878,474
Accrued payroll and related benefits	216,837	167,541
Short-term debt, including current portion of long-term debt	172,000	17,500
Total current liabilities	4,615,435	2,822,015
Long-term liabilities:
Long-term debt	1,998,601	282,974
Other liabilities	525,695	214,021
Total long-term liabilities	2,524,296	496,995
Commitments and contingencies (Note 8)
Stockholders’ equity	2,661,297	2,539,163
Total liabilities and stockholders’ equity	$9,801,028	$5,858,173

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	December 27, 2025	December 28, 2024
	(Unaudited)
	(In thousands, except per share data)
Net sales	$3,189,693	$2,006,348
Cost of sales	2,947,331	1,838,433
Gross profit	242,362	167,915

Operating expenses:
Selling, general and administrative	114,886	70,845
Research and development	8,658	7,024
Acquisition and integration	43,363	—
Amortization of intangibles	1,187	—
Restructuring	670	1,436
Total operating expenses	168,764	79,305

Operating income	73,598	88,610

Interest income	8,058	3,396
Interest expense	(24,722)	(5,001)
Other income (expense), net	4,648	(729)
Interest and other, net	(12,016)	(2,334)

Income before income taxes	61,582	86,276
Provision for income taxes	9,827	15,392
Net income before noncontrolling interest	51,755	70,884
Less: Net income attributable to noncontrolling interest	2,469	5,881
Net income attributable to common shareholders	$49,286	$65,003

Net income attributable to common shareholders per share:
Basic	$0.91	$1.20
Diluted	$0.89	$1.16

Weighted-average shares used in computing per share amounts:
Basic	54,160	54,206
Diluted	55,519	55,853

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	December 27, 2025	December 28, 2024
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$51,755	$70,884
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(148)	(6,628)
Defined benefit pension plans	580	359
Derivative financial instruments:
Change in net unrealized amount	5,712	2,193
Amount reclassified into net income before noncontrolling interest	(1,222)	2,040
Total other comprehensive income (loss), net of tax	4,922	(2,036)
Comprehensive income before noncontrolling interest	$56,677	$68,848
Less: Net income attributable to noncontrolling interest	2,469	5,881
Comprehensive income attributable to common shareholders	$54,208	$62,967

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	December 27, 2025	December 28, 2024
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,642,232	$6,576,899
Common stock issued	64,449	—
Stock-based compensation expense	23,619	15,292
Balance, end of period	6,730,300	6,592,191
Treasury Stock
Balance, beginning of period	(1,896,367)	(1,739,550)
Common stock issued	90,898	—
Repurchases of treasury stock	(79,794)	(16,113)
Tax withholding on stock-based compensation	(33,715)	(8,343)
Balance, end of period	(1,918,978)	(1,764,006)
Accumulated Other Comprehensive Income
Balance, beginning of period	69,620	66,741
Other comprehensive income (loss), net of tax	4,922	(2,036)
Balance, end of period	74,542	64,705
Accumulated Deficit
Balance, beginning of period	(2,461,579)	(2,707,472)
Net income attributable to common shareholders	49,286	65,003
Balance, end of period	(2,412,293)	(2,642,469)
Noncontrolling Interest
Balance, beginning of period	185,257	164,890
Net income attributable to noncontrolling interest	2,469	5,881
Balance, end of period	187,726	170,771
Total stockholders’ equity	$2,661,297	$2,421,192

Common Stock Shares Outstanding
Number of shares, beginning of period	114,561	113,117
Issuances under stock plans	478	255
Number of shares, end of period	115,039	113,372
Treasury Shares
Number of shares, beginning of period	(61,157)	(59,196)
Common stock issued	1,151	—
Repurchases of treasury stock	(731)	(310)
Number of shares, end of period	(60,737)	(59,506)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 27, 2025	December 28, 2024
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$51,755	$70,884
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and intangibles amortization	39,531	31,845
Stock-based compensation expense	23,619	15,292
Deferred income taxes	(3,231)	5,336
Gain on sale of investment	(4,710)	—
Amortization of inventory fair value adjustment	49,000	—
Other, net	2,116	526
Changes in operating assets and liabilities:
Accounts receivable	39,766	(18,613)
Contract assets	(4,963)	(2,556)
Inventories	179,406	15,747
Prepaid expenses and other assets	(23,831)	12,995
Accounts payable	(84,226)	(54,656)
Deferred revenue and customer advances	(67,429)	24,089
Accrued liabilities and other	(18,075)	(36,951)
Cash provided by operating activities	178,728	63,938
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(86,837)	(17,085)
Cash paid for business acquisition, net of cash acquired	(1,355,801)	—
Proceeds from sale of investments	8,710	—
Other, net	68	(136)
Cash used in investing activities	(1,433,860)	(17,221)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(301,875)	(4,375)
Proceeds from long-term debt	2,200,000	—
Proceeds from revolving credit facility borrowings	2,525	256,700
Repayments of revolving credit facility borrowings	(2,525)	(256,700)
Debt issuance costs	(28,703)	—
Repurchases of common stock	(79,794)	(16,113)
Payments for tax withholding on stock-based compensation	(33,715)	(8,343)
Cash provided by (used in) financing activities	1,755,913	(28,831)

Effect of exchange rate changes	(187)	(1,344)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	500,594	16,542
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	966,220	625,860
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,466,814	$642,402

Cash paid during the period for:
Interest, net of capitalized interest	$13,346	$4,496
Income taxes, net of refunds	$23,020	$18,765
Unpaid purchases of property, plant and equipment at the end of period	$32,895	$22,436
Issuance of common stock for the acquisition of ZT Systems	$155,346	$—

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 13, 2025.

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

Results of operations for the first quarter of 2026 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2025 was a 52-week year and fiscal 2026 will be a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

Beginning in the first quarter of 2026, the Company presented goodwill, which was previously included within other assets, as a separate line item on the condensed consolidated balance sheets and the related prior period balances have been reclassified to conform to the current period presentation.

Recent Acquisition of ZT Systems

On May 18, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with ZT Group Int’l, Inc. (“ZT Systems”), AMD Design, LLC, a Delaware limited liability company and wholly owned subsidiary of AMD and owner of 100% of the equity interests of ZT Systems, and Advanced Micro Devices, Inc., a Delaware corporation (“AMD”). On October 27, 2025 (the “Closing Date”), pursuant to the Purchase Agreement, the Company completed its acquisition of all of the equity interests of ZT Systems, a manufacturer of AI and general purpose computer infrastructure for hyperscale computing companies. ZT System’s financial results are included within the IMS segment.

Summary of Significant Accounting Policies

Business Combinations. Accounting for a business combination requires the Company to estimate the fair value at the acquisition date of consideration paid, contractual obligations, contingent consideration and the individual assets acquired and liabilities assumed, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. Contingent consideration is recorded at fair value as of the acquisition date with subsequent adjustments recorded to earnings. Significant judgment along with estimates and assumptions are involved in deriving the fair value of the contingent consideration. The Company may engage third parties to determine fair value for certain assets such as property, plant and equipment and intangible assets, including to provide assistance with estimating future cash flows, discount rates and comparable market values. Any excess of purchase price consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill and if less than the fair value of assets acquired and liabilities assumed, a gain on bargain purchase is recognized. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets possess varying useful lives, and some may be deemed to have an indefinite useful life. The

Company expenses acquisition and integration charges as incurred in the same period, with these costs primarily consisting of advisory, legal, accounting, and other professional and consulting fees.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarification and guidance on what disclosures should be provided in interim reporting periods. It clarifies the form and content requirements, creates a comprehensive list of all required interim disclosures drawn from across the various codification topics into Topic 270, and establishes a disclosure principle mandating the disclosure of all events or changes since the last annual reporting period that have a material impact on the entity. The ASU is effective for the Company for annual reporting and interim periods within the fiscal year 2029, with early adoption permitted.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers. The ASU is effective for the Company for annual reporting and interim periods within the fiscal year 2027, with early adoption permitted, and will be applied prospectively. The Company is currently evaluating the impact ASU 2025-05 will have on its financial statement disclosures.

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

Note 2. Balance Sheet Details

Cash and Cash Equivalents

Reconciliation of cash and cash equivalents to condensed consolidated statements of cash flows is as follows.

	As of
	December 27, 2025	September 27, 2025
	(In thousands)
Cash and cash equivalents	$1,415,541	$926,267
Restricted cash (1)	11,783	—
Restricted cash equivalents (2)	39,490	39,953
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$1,466,814	$966,220

(1)     Restricted cash consists of cash deposit in account subject to lockbox arrangement to satisfy deposit requirements related to letters of credits for purchases. These cash deposits are recorded in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.

(2)    Represents money market funds related to deferred compensation plan. Due to the restrictions on the distributions of these funds, the amount is considered restricted and recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventories

Components of inventories were as follows:

	As of
	December 27, 2025	September 27, 2025
	(In thousands)
Raw materials	$2,611,494	$1,984,403
Work-in-process	403,104	1,661
Finished goods	38,603	2,398
Total	$3,053,201	$1,988,462

Accrued Liabilities

Accrued liabilities include customer-related accruals of $336 million and $33 million as of December 27, 2025 and September 27, 2025, respectively.

Note 3. Revenue Recognition

The Company derives revenue principally from sales of integrated manufacturing solutions, components and Company-proprietary products. Other sources of revenue include warranty services, logistics and repair services; design, development and engineering services; defense and aerospace programs and sales of raw materials to customers whose requirements change after the Company has procured inventory to fulfill the customer’s forecasted demand.

The Company recognizes revenue based on assessment of whether control of the products or services under the contract transfers to the customer over time or at a point in time. For some customer contracts, the Company recognizes revenue on an over time basis due to the fact that the Company does not have an alternative use for the end products it manufactures for its customers and has an enforceable right to payment, including a reasonable profit, for work-in-progress and finished goods upon a customer’s cancellation of a contract for convenience. In other circumstances, the Company recognizes revenue over time because its customer simultaneously receives and consumes the benefits provided by the Company’s services or the Company’s customer controls the end product as the Company performs manufacturing services (continuous transfer of control). For these contracts, revenue is recognized on an over time basis using the cost-to-cost method (ratio of costs incurred to date to total estimated costs at completion) which the Company believes best depicts the transfer of control to the customer. For contracts for which revenue is required to be recognized at a point in time, the Company recognizes revenue when it has transferred control of the related goods, which generally occurs upon shipment or delivery of the goods to the customer.

The Company procures certain components for manufacturing of the finished products at the direction of the customers and evaluates whether it acts as a principal or an agent under theses customer contracts. If the Company concludes that it does not control the components before they are transferred to the customer, then it accounts for the revenue and associated cost of sales on a net basis.

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

Changes in the Company’s estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
Revenue	(In thousands)
Favorable	$3,971	$6,734
Unfavorable	(1,285)	(552)
Net	$2,686	$6,182

	Three Months Ended
	December 27, 2025	December 28, 2024
Operating income	(In thousands)
Favorable	$5,633	$6,946
Unfavorable	(3,214)	(2,313)
Net	$2,419	$4,633

The following table presents revenue disaggregated by segment, market sector and geography.

	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Segments:
Reportable segment - Integrated Manufacturing Solutions (“IMS”)	$2,777,020	$1,611,115
Other segments - Components, Products and Services (“CPS”)	$412,673	$395,233
Total	$3,189,693	$2,006,348

End Markets:
Industrial and Energy, Medical, Defense and Aerospace, and Automotive and Transportation	$1,225,782	$1,269,338
Communications Networks and Cloud and AI Infrastructure	$1,963,911	$737,010
Total	$3,189,693	$2,006,348

Geography:
Americas (1)	$2,281,974	$1,081,062
APAC	$649,496	$695,573
EMEA	$258,223	$229,713
Total	$3,189,693	$2,006,348

Percentage of net sales represented by ten largest customers	66%	50%
Number of customers representing 10% or more of net sales and primarily related to IMS	1	—
(1)    Mexico represents approximately 39% and 67% of Americas net sales for the three months ended December 27, 2025 and December 28, 2024, respectively, and the U.S. represents approximately 60% and 31% of Americas net sales for the three months ended December 27, 2025 and December 28, 2024, respectively.

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

One customer represented 10% or more of the Company’s gross accounts receivable as of December 27, 2025. Two customers represented 10% or more of the Company’s gross accounts receivable as of September 27, 2025.

Contract Asset

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

Deferred Revenue and Customer Advances

As of December 27, 2025 and September 27, 2025, customer advances for raw materials inventory of $827 million and $852 million, respectively, were recorded under deferred revenue and customer advances in the condensed consolidated balance sheets. These customer advances received by the Company as an advance on customer-specific raw materials acquired at the customer’s request are not designed as a financing arrangement and do not contain any interest or repayment terms.

Deferred revenue is recognized when the Company has received payments from its customers in advance of performance. As of December 27, 2025, deferred revenue was $388 million and primarily represents warranty service obligations. Deferred revenue as of September 27, 2025 was $16 million.

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 12% of cash and cash equivalents), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of December 27, 2025. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s deferred compensation plan and defined benefit plan assets are measured at fair value using Level 1 input on a recurring basis. Defined benefit plan assets were $18 million as of September 27, 2025 and are measured at fair value in the fourth quarter of each year only. As of December 27, 2025, deferred compensation plan assets recorded in prepaid expenses and other current assets as restricted cash equivalents, and other assets on the condensed consolidated balance sheets were $39 million and $11 million, respectively. As of September 27, 2025, deferred compensation plan assets recorded in prepaid expenses and other current assets as restricted cash equivalents, and other assets on the condensed consolidated balance sheets were $40 million and $10 million, respectively. Deferred compensation plan liabilities were $57 million and $54 million as of December 27, 2025, and September 27, 2025, respectively and recorded in other liabilities on the condensed consolidated balance sheets.

The Company also measures fair value of foreign currency forward contracts, interest rate swap agreements and total return swap contracts on a recurring basis. Interest rate swaps are valued based on a discounted cash flow analysis that incorporates observable market inputs such as interest rate yield curves and credit spreads. The total return swap contract is measured at fair value using quoted prices of the underlying investments. For currency contracts, inputs include foreign currency spot and forward rates and interest rates at commonly quoted intervals.

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

The following table presents the location and fair value of derivative financial instruments included in our condensed consolidated balance sheets as of December 27, 2025.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$279	$—	$34	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$6,321	$—	$656	$—
Derivatives designated as accounting hedges: interest rate swaps	Level 2	$2,254	$4,446	$—	$345
Derivative not designated as accounting hedge: total return swap	Level 2	$381	$—	$—	$—

The following table presents the location and fair value of derivative financial instruments included in our condensed consolidated balance sheets as of September 27, 2025.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$74	$—	$21	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$4,352	$—	$622	$—
Derivatives designated as accounting hedges: interest rate swap	Level 2	$1,156	$108	$—	$446
Derivative not designated as accounting hedge: total return swap	Level 2	$973	$—	$—	$—

Derivative Instruments

The Company had the following outstanding derivative contracts that were entered into to hedge foreign currency, interest rate and deferred compensation plan liability exposures:

	As of
	December 27, 2025	September 27, 2025
	(In thousands, except number of contracts)
Foreign Currency Forward Contracts:
Derivatives Designated as Accounting Hedges:
Notional amount	$133,564	$131,061
Number of contracts	45	45
Derivatives Not Designated as Accounting Hedges:
Notional amount	$518,297	$490,506
Number of contracts	46	42
Interest Rate Swap:
Derivatives Designated as Accounting Hedges:
Notional amount	$1,450,000	$300,000
Number of contracts	17	6
Total Return Swap:
Derivatives Not Designated as Accounting Hedges:
Notional amount	$55,846	$54,298
Number of contracts	1	1

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

Interest Rate Swap

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have maturity dates of September 27, 2027 and October 31, 2030 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. The aggregate effective interest rate of these swaps as of December 27, 2025 was approximately 5.1%.

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

Note 5. Debt

Long-term debt consisted of the following:

	As of
	December 27, 2025	September 27, 2025
	(In thousands)
Term Loan Due 2027, net of issuance costs	$—	$300,474
Term Loan A, net of issuance costs	1,380,543	—
Term Loan B, net of issuance costs	790,058	—
Total long-term debt	2,170,601	300,474
Less: Current portion
Term Loan Due 2027	—	17,500
Term Loan A	140,000	$—
Term Loan B	32,000	$—
Long-term portion	$1,998,601	$282,974

Term Loan maturities by fiscal year are as follows:

As of
December 27, 2025
(In thousands)
Remainder of 2026	$129,000
2027	172,000
2028	312,000
2029	312,000
2030	592,000
2031	67,000
2032 and thereafter	616,000
$2,200,000

On the Closing Date, the Term Loan Due 2027 was fully repaid and the bridge loan facility that was secured to temporarily finance the acquisition was terminated in its entirety.

On July 29, 2025, the Company entered into a credit agreement (the “New Credit Facility”) that provided for senior secured credit facilities in an aggregate of $3.5 billion, consisting of a $1.5 billion revolving credit facility and a $2.0 billion senior secured term loan A facility (“Term Loan A”).

The New Credit Facility provides that loans under the Revolving Credit Facility and Term Loan A Facility will bear interest at the Company’s option, at either the SOFR or a base rate, in each case plus a spread determined based on the Company’s total net leverage ratio with applicable margins ranging from ranging from 1.375% to 2% for term SOFR loans and from 0.375% to 1% for base rate loans. Interest on loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of SOFR loans. The outstanding aggregate principal amount together with any accrued and unpaid interest, are due on October 27, 2030. The Company is required to repay a portion of the aggregate principal amount of such facility equal to the following percentages in quarterly installments. From the initial funding date through the second anniversary the Company will repay 2.5% of the principal in quarterly installments. After the second anniversary through the fourth anniversary the Company will repay 5% of the principal in quarterly installments. After the fourth anniversary through the maturity date the Company will repay 10% of the principal in quarterly installments with the remaining balance due on the maturity date. The obligations under the New Credit Facility are secured by first-priority liens on substantially all of the assets of the Company and the subsidiary guarantors, subject to certain exceptions and thresholds.

On October 27, 2025, the Company executed an amendment to increase the New Credit Facility to include an $800 million senior secured term loan B facility (“Term Loan B”). Term Loan B bears interest, at the Company’s option, at either SOFR plus 2.0% or base rate plus 1.0%. The outstanding principal amount of Term Loan B, together with accrued and unpaid interest, are due on October 27, 2032. The Company is required to repay 1% of the original principal amount of Term Loan B in quarterly installments with the remaining outstanding principal balance due on the maturity date.

There were $2.2 billion loans outstanding under the New Credit Facility as of December 27, 2025. Additionally, as of December 27, 2025, $9 million of letters of credit was outstanding under the credit facility and $1.5 billion was available to borrow.

Foreign Short-term Borrowing Facilities

As of December 27, 2025, certain of the Company’s foreign subsidiaries had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The New Credit Agreement requires the Company to comply with certain financial covenants, namely (i) a minimum consolidated cash interest coverage ratio of not less than 3.00 to 1.00 and (ii) a maximum consolidated total net leverage ratio of not greater than 4.00 to 1.00, in each case, measured at the end of each fiscal quarter of the Company on the basis of a trailing 12-month look-back period. In addition, the New Credit Agreement requires the Company to comply with customary affirmative and negative covenants which limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, prepay subordinated indebtedness and sell assets, subject to certain exceptions and baskets. The New Credit Agreement also includes covenants that require the Company to file quarterly and annual financial statements with the SEC on a timely basis. The Company was in compliance with these covenants as of December 27, 2025.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheets are as follows:

	As of
	December 27, 2025	September 27, 2025
	(In thousands)
Other assets	$190,754	$67,808

Accrued liabilities	$40,893	$21,725
Other long-term liabilities	146,643	36,022
Total lease liabilities	$187,536	$57,747

Weighted average remaining lease term (in years)	8.65	11.94
Weighted average discount rate	4.8%	4.2%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Operating lease expense (1)	$11,628	$7,904

	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Cash paid for operating lease liabilities	$10,650	$6,297

Right-of-use assets obtained in exchange for lease liabilities	$86,179	$—
(1)     Includes immaterial amounts of short-term leases and sublease income.

Future lease payments under non-cancelable operating leases as of December 27, 2025, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2026	$35,787
2027	48,974
2028	32,480
2029	22,933
2030	19,722
Thereafter	58,093
Total lease payments	217,989
Less: imputed interest	30,453
Total	$187,536

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

ZT Systems is also party to a receivables purchase agreement with a third-party banking institution for the sale of trade receivables generated from sales to certain customers of ZT Systems, subject to terms and conditions substantially similar to those contained in the Company’s RPA.

Under each of the programs noted above, the Company or ZT Systems sells its entire interest in a trade receivable for 100% of face value, less a discount. Upon sale, these receivables are removed from the condensed consolidated balance sheets and cash received is presented as cash provided by operating activities in the condensed consolidated statements of cash flows. The Company’s and ZT Systems’s sole risk with respect to receivables it services is with respect to commercial disputes regarding such receivables. Commercial disputes include billing errors, returns and similar matters. To date, the Company has not been required to repurchase any receivable it has sold due to a commercial dispute. Additionally, the Company is required to remit amounts collected as a servicer under the RPA on a weekly basis to the financial institutions that purchased the receivables.

Trade receivables sold and discount on trade receivables sold under these programs are as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Trade receivables sold	$65,996	$33,881

Discount on trade receivables (1)	$374	$372

(1)    Recorded in other income (expense), net in the condensed consolidated statements of income

Trade receivables sold under the RPA and subject to servicing by the Company that remained outstanding and uncollected and collected as of December 27, 2025 are as follows:

	As of
	December 27, 2025	September 27, 2025
	(In thousands)
Outstanding and uncollected	$18,000	$12,813

Outstanding and collected (1)	$—	$187

(1)    Amount collected but not yet remitted to bank as of December 27, 2025 and September 27, 2025 is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 8. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of December 27, 2025 and September 27, 2025, the Company had estimated liabilities of $40 million and $39 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. However, there can be no assurance that the Company’s reserves will be sufficient to settle these contingencies. Such reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets. Additionally, the Company recognized a $111 million contingent cash consideration liability arising from the ZT Systems acquisition which is classified as other long-term liabilities in the condensed consolidated balance sheets. See Note 13, “Business Combination” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

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

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York (the “Court”) to collect unpaid accounts receivable and net obsolete inventory obligations (which, by the time of the September 2024 trial referenced below, totaled $9 million, exclusive of interest and attorneys’ fees). On the same day the Company filed its suit, Dialight commenced its own action in the same court. Dialight alleged that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“MSA”) and then allegedly committed multiple, willful breaches of contract when performing under the MSA. After a trial in September 2024, a jury awarded the Company the full $9 million on its claims, rejected Dialight’s claims for fraudulent inducement and willful breach of contract, and awarded Dialight $1 million for breach of contract (collectively, the “Verdict”). The parties filed post-trial motions in October 2024, including a motion by the Company for prejudgment interest and its costs and expenses of the suit, and a motion by Dialight for pre-judgment and post-judgment interest, its costs and expenses of the suit and for a new trial. Effective March 27, 2025, the parties entered into a Stipulation for Entry of Judgment and Conditional Covenant Not to Execute (the “Stipulation”), which resolved conclusively all pending claims and disputed issues through (i) a series of payments by Dialight to the Company over the next two years totaling $12 million, and (ii) Dialight’s assignment to Sanmina of the $2 million (including prejudgment interest) otherwise due Dialight from Sanmina’s insurer in respect of the Verdict. On April 4, 2025, the Court entered a final judgment consistent with the Stipulation, marking the end of this litigation. On October 9, 2025, the Company and Dialight agreed to accelerate the payment schedule and reduced the total amount due by $350,000. Dialight made the final payment in full ($6 million) on December 16, 2025.

In May 2023, the Company and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ”) pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplemented several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina employees beginning in August 2020, pursuant to which SCI produced documents and information and certain of the current and former employees provided oral testimony. The Company and SCI cooperated with the DOJ investigation. On May 13, 2024, the Company learned that United States of America ex rel. Carl R. Eckert v. SCI Technology, Inc. et al. (the “Eckert Qui Tam Suit”) had been filed under seal by a former SCI employee in June 2020, and recently unsealed. On May 13, 2024, the Company also learned that the DOJ had filed a notice in the Eckert Qui Tam Suit stating that, while its investigation would continue, it was declining to intervene at the current time. As narrowed by a September 23, 2025 court order granting in part and denying in part the Company and SCI’s motion to dismiss, the Eckert Qui Tam Suit alleges on behalf of the United States 6 FCA counts that relate substantially to the same contracts and issues that the DOJ previously had investigated, including making false certifications under the Truth in Negotiations Act and Cost Accounting Standards, claims for submitting false cost or pricing data, and overcharging the government through underpayment of certain employees in violation of the Service Contract Act. The suit alleges such claimed violations defrauded the government in an amount approximating $100 million, and seeks, on behalf of the U.S. government, treble damages, civil penalties, interest, attorneys’ fees and costs, and expenses of the suit. The Company and SCI intend to continue to defend vigorously the suit. The Company is unable to predict the ultimate outcome of the Eckert Qui Tam Suit, although a loss currently is not considered to be probable or estimable.

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

The Company’s provision for income taxes for the three months ended December 27, 2025 and December 28, 2024 was $10 million (16% of income before taxes) and $15 million (18% of income before taxes), respectively. The effective tax rate was lower for the three months ended December 27, 2025 primarily due to change in the jurisdictional mix of earnings and favorable discrete tax events, including a $4 million benefit from the release of certain foreign tax reserves and approximately $1.5 million benefit from other discrete tax items.

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal 2008 through 2010, the Company received a Revenue Agent’s Report (“RAR”) on November 17, 2023 asserting an underpayment of tax of approximately $8 million for fiscal 2009. The asserted underpayment results from the IRS’s proposed disallowance of a $503 million worthless stock deduction in fiscal 2009. Such disallowance, if upheld, would reduce the Company’s available net operating loss carryforwards and result in additional tax and interest attributable to fiscal 2021 and later years, which could be material. The Company disagrees with the IRS’s position as asserted in the RAR and is vigorously contesting this matter through the applicable IRS administrative and judicial procedures, as appropriate. The Company cannot predict with any certainty the timing of such resolution. Although the final resolution of this matter remains uncertain, the Company continues to believe that it is more likely than not the Company’s tax position will be sustained. However, an unfavorable resolution of this matter could have a material adverse impact on the Company’s condensed consolidated financial statements.

The Organization for Economic Co-operation and Development (“OECD”), an international association of 38 countries, including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules began to be effective for the Company in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect the Company’s provision for income taxes. There was no material impact from these tax law changes in fiscal 2025, and the Company expects there will be no material impact in fiscal 2026.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax frame work, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was no material impact from the OBBBA to the fiscal 2025 and 2026 financial statements.

Note 10. Stockholders’ Equity

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	December 27, 2025	September 27, 2025
	(In thousands)
Foreign currency translation adjustments	$77,566	$77,714
Unrealized holding gains on derivative financial instruments	4,980	490
Unrecognized net actuarial losses and transition costs for benefit plans	(8,004)	(8,584)
Total	$74,542	$69,620

Stock Repurchase Programs

During the three months ended December 27, 2025 and December 28, 2024, the Company repurchased 0.5 million and 0.2 million shares of its common stock for $79 million and $16 million, respectively, under stock repurchase programs authorized by the Company’s Board of Directors. The Company’s repurchase programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of December 27, 2025, an aggregate of $160 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.2 million and 0.1 million shares of its common stock during the three months ended December 27, 2025 and December 28, 2024, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $34 million and $8 million for the three months ended December 27, 2025 and December 28, 2024, respectively, to applicable tax authorities in connection with these repurchases.

On October 27, 2025, the Company issued to AMD an aggregate of 1,151,052 shares of its Common Stock at $0.01 par value per share. The shares were issued in a private placement transaction and are subject to transfer restrictions that lapse over a three-year period as described in the Purchase Agreement. See Note 13, “Business Combination” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

Noncontrolling Interest

During the first quarter of 2023, the Company entered into a joint venture transaction pursuant to which Reliance Strategic Business Ventures Limited acquired 50.1% of the outstanding shares of Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity. The remaining 49.9% of the outstanding shares of SIPL is held by the Company. The Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. As of December 27, 2025, an aggregate of $257 million of cash and cash equivalents of SIPL and Sanmina SCI Technology India Private Limited is designated to fund its operations use.

Note 11. Business Segment

The Company’s operations are managed as two businesses: IMS and CPS. IMS is a single operating segment consisting of printed circuit board (“PCB”) assembly and test, high-level assembly and test and direct order fulfillment. CPS consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “CPS” and the Company has only one reportable segment - IMS. During the first quarter of fiscal 2026, the Company completed the acquisition of ZT Systems and the results of this acquisition are included within the IMS segment.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who allocates resources and assesses performance of operating segments based on sales and a measure of gross profit that excludes items not directly related to the Company’s ongoing business operations. This assessment is predominantly performed during the Company’s annual budgeting and quarterly forecasting process where segment resourcing decisions, such as employee and capital, are made.

Intersegment sales consist primarily of sales of components from CPS to IMS. Segment income, which is the segment gross profit, generally does not include stock-based compensation expense, litigation settlements, charges resulting from distressed customer charges and are either non-recurring or non-cash in nature.

Segment information is as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Sales:
Reportable segment - IMS	$2,790,526	$1,623,437
Other segments - CPS	434,291	415,685
Intersegment sales elimination	(35,124)	(32,774)
Net sales	$3,189,693	$2,006,348

Reportable segment expenses - IMS:
Cost of sales	2,535,057	1,483,150
Total expenses	$2,535,057	$1,483,150

Gross Profit:
Reportable segment gross profit - IMS	$241,963	$127,965

Other segments gross profit - CPS	55,927	52,127
Selling, general and administrative (1)	(97,612)	(60,883)
Research and development (1)	(8,307)	(6,718)
Stock-based compensation expense	(23,620)	(15,292)
Amortization of intangibles	(1,720)	—
Restructuring	(670)	(1,436)
Amortization of inventory fair value adjustment	(49,000)	—
Acquisition and integration	(43,363)	—
Interest income	8,058	3,396
Interest expense	(24,722)	(5,001)
Other income (expense), net	4,648	(729)
Other corporate expenses (2)	—	(7,153)
Income before income taxes	$61,582	$86,276
(1) Amount excludes allocation of stock-based compensation expense.
(2) Primarily related to corporate unallocated expenses such as charges or credits resulting from distressed customers and litigation settlements.

	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Depreciation and amortization:
Reportable segment - IMS	$26,186	$19,950
Other segments - CPS	9,776	10,408
Total	35,962	30,358
Unallocated corporate items (1)	3,569	1,487
Total	$39,531	$31,845

Capital expenditures (receipt basis):
Reportable segment - IMS	$45,565	$14,415
Other segments - CPS	18,768	7,178
Total	64,333	21,593
Unallocated corporate items (1)	842	1,081
Total	$65,175	$22,674

(1)    Primarily related to selling, general and administration functions.

	As of
	December 27, 2025	December 28, 2024
	(In thousands)
Segment Assets (1):
Reportable segment - IMS	$5,853,250	$2,521,117
Unallocated corporate assets	830,512	864,023
Total	$6,683,762	$3,385,140

(1)    Segment assets consists of accounts receivable, inventories and property, plant and equipment, net.

Long-lived assets, net by geographic area is as follows:

	As of
	December 27, 2025	December 28, 2024
	(In thousands)
U.S. (country of domicile)	$404,309	$172,480
Mexico (>10% of total)	$283,400	$211,815
Other	$267,094	$220,778
Total	$954,803	$605,073

Location of long-lived assets was determined based on entities that owned the long-lived assets. No other individual foreign country accounted for more than 10% of the long-lived assets as of December 27, 2025 and December 28, 2024.

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$49,286	$65,003

Denominator:
Weighted average common shares outstanding	54,160	54,206
Effect of dilutive stock options and restricted stock units	1,359	1,647
Denominator for diluted earnings per share	55,519	55,853

Net income attributable to common shareholders per share:
Basic	$0.91	$1.20
Diluted	$0.89	$1.16

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 13. Business Combination

On the Closing Date, pursuant to the Purchase Agreement, the Company completed its acquisition of all of the equity interests of ZT Systems, a manufacturer of AI and general purpose computer infrastructure for hyperscale computing companies. The purchase consideration paid at closing was $1.62 billion, consisting of cash of $1.356 billion, net of $295 million cash acquired, and 1,151,052 shares of the Company’s common stock valued at $155 million based on the closing stock price of $134.96 per share as of Closing Date, which the Company released out of treasury stock. The shares of the Company’s common stock are subject to a lock-up period, which restricts the transfer of the common stock with one-third of the shares released from such restrictions on each of the first, second, and third anniversaries of the Closing Date. The Seller is also entitled up to $450 million in contingent cash consideration upon the achievement of certain gross profit and revenue metrics during the three-year period following the Closing Date. As of the Closing Date, the fair value of the contingent cash consideration was estimated to be $111 million based on a probability-weighted income approach valuation model which uses significant unobservable inputs (Level 3) such as financial forecasts, risk adjusted rates and expected volatility. The contingent consideration is classified as other long-term liabilities in the condensed consolidated balance sheets and is remeasured to fair value at each reporting date, with changes recognized in the statements of income. The estimated range of undiscounted payment in respect of the contingent consideration from no payout to $450 million.

The preliminary fair value of the components of the purchase consideration are as follows:

Amount
(In millions)
Cash paid to selling shareholders at close	$1,651
Equity issued to selling shareholders (1)	155
Fair value of contingent consideration - earnout	111
Total purchase consideration	$1,917
Cash acquired from ZT Systems	(295)
Total estimated value of purchase consideration, net of cash acquired	$1,622

(1)     Equity issued to selling shareholders includes $64 million that represents Additional Paid-in Capital.

The acquisition meets the criteria to be accounted for as a business combination using the acquisition method of accounting. The following table sets forth the components and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed.

Amount
(In millions)
Accounts receivables, net of allowances	$1,285
Inventories	1,295
Prepaid expenses and other current assets	185
Property, plant and equipment, net	242
Deferred income tax assets	206
Other non-current assets (includes intangible assets of $51 million)	169
Total assets	$3,382

Accounts payable	875
Accrued liabilities	553
Deferred revenue and customer advances	439
Other non-current liabilities	$169
Net assets acquired	$1,346
Goodwill	$276

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired in addition to liabilities assumed arising from the business combination. There are several strategic benefits to the acquisition, including synergies between the acquired business and the Company, value of the assembled workforce, and the collective experience of the management team with regards to its operations, customers, and industry. These factors contributed to the goodwill that was recorded on the consummation of the transaction and was allocated entirely to the IMS segment. Goodwill is not deductible for tax purposes.

The purchase consideration allocation is based on a preliminary valuation and is subject to revisions as more information about the fair value of assets acquired and liabilities assumed becomes available. The Company may further revise the preliminary purchase consideration during the remainder of the measurement period, which will not exceed 12 months from the date of the closing of the acquisition. The primary areas that may be subject to revision include fair values of intangible assets, certain tangible assets and liabilities, deferred revenue and income taxes.

The fair values of the identifiable intangible assets acquired were determined using valuation techniques consistent with either the income and/or cost approach, as a multi-period excess earnings method was used for the customer relationships intangible asset, a replacement cost method was used for the internally developed software intangible asset, and a relief from royalty method was used for the trade name/trademark intangible asset. Estimated amounts assigned to intangible assets are being amortized on a straight-line basis over their estimated useful lives and are as follows:

	Weighted-average amortization period	Fair Value
	(In years)	(In millions)
Customer relationships	10	$31
Internally developed software	5	16
Trade name/Trademark	1	4
Total intangible assets		$51

The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date based on management’s estimates and assumptions, as well as other information compiled by the Company including information from the books and records of ZT Systems. These estimates and assumptions require significant judgment and are subject to change during the measurement period, not to exceed one year from the acquisition date. The primary areas of acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of intangible assets, including their appropriate useful lives, (ii) finalizing the review of acquired tangible assets including plant and equipment assets and inventories, (iii) finalizing the review of certain customer arrangements and the associated remaining performance obligations, and (iv) identifying any undisclosed assets or liabilities the Company may not yet be aware of but meet the requirement to qualify for recognition on the acquisition date.

The Company has elected to apply the ASC practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the acquisition.

From the date of acquisition through December 27, 2025, revenue attributable to ZT Systems, included in the Company’s condensed consolidated statements of operations for the three months ended December 27, 2025, was $1.1 billion. It was impracticable to determine the effect on the Company’s net income attributable to ZT Systems as its operations have been integrated into the Company’s ongoing operations since the date of acquisition.

Acquisition-related costs consist of miscellaneous professional service fees and expenses for acquisition-related activities. The Company incurred acquisition-related costs of $43 million during the three months ended December 27, 2025, which are presented as acquisition and integration costs in the accompanying condensed consolidated statements of income. No such costs were incurred during the three months ended December 28, 2024. The condensed consolidated financial statements include the operating results of ZT Systems from the date of the acquisition.

Pro Forma Financial Information

The following pro forma financial information represents a summary of the consolidated results of operations for the three months ended December 27, 2025 and December 28, 2024, assuming the acquisition had been completed as of September 29, 2024. The pro forma financial information for the three months ended December 28, 2024 combines the Company’s historical results with that of ZT System’s results for the three month period beginning August 1, 2024 through October 31, 2024, since the Company and ZT Systems have different fiscal years. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results, and includes certain nonrecurring pro-forma adjustments related to the accounting effects of the business combination for acquisition and integration charges of $43 million and amortization of inventory fair value adjustment of $49 million for the three months ended December 27, 2025.

	Three Months Ended	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Pro forma combined:
Net sales	$3,724,138	$5,543,487
Net income attributable to common shareholders	63,673	433,751

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; any statements of the plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; any statements regarding future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture and acquisition of ZT Group Int’l, Inc. (“ZT Systems”); any statements regarding expected restructuring costs and benefits; any statements concerning the adequacy of our current liquidity and the availability of additional sources of liquidity; any statements regarding the potential impact of any future pandemics on our business, results of operations and financial condition; any statements regarding the potential impact of supply chain shortages and inflation on our business; any statements regarding the future impact of tariffs, export controls and evolving trade policies on our business; any statements relating to future tax rates and tax policies and our expectations concerning developments in the audit by the IRS of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report received by us in November 2023; any statements relating to the expected impact of accounting pronouncements not yet adopted; any statements regarding future repurchases of our common stock; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

Sanmina Corporation and its subsidiaries (“Sanmina”, the “Company”, “we” or “us”) operate on a 52 or 53 week year ending on the Saturday nearest September 30. Fiscal 2025 was a 52-week year and fiscal 2026 will be a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

Overview

We are a leading global provider of integrated manufacturing solutions, components, products and repair, warranty service, logistics and after-market services. Our revenue is generated from sales of our products and services primarily to original equipment manufacturers (“OEMs”) that serve the industrial and energy, medical, defense and aerospace, automotive and transportation, communications networks and cloud and AI infrastructure industries.

Our operations are managed as two businesses:

1.Integrated Manufacturing Solutions (“IMS”). IMS is a single operating segment consisting of printed circuit board assembly and test, high-level assembly and test, direct-order-fulfillment and warranty services.

2.Components, Products and Services (“CPS”). Components include advanced PCBs, backplanes and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts. Products include optical, radio frequency (“RF”) and microelectronic design and manufacturing services from the Company’s Advanced Microsystems Technologies division; multi-chip package memory solutions from the Company’s Viking Technology division; high-performance storage platforms for hyperscale and enterprise solutions from the Company’s Viking Enterprise Solutions division; defense and aerospace products, design, manufacturing, repair and refurbishment services from the Company’s SCI Technology, Inc. (“SCI”) subsidiary; and cloud-based smart manufacturing execution software from the Company’s 42Q division. Services include design, engineering, and logistics and repair.

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 90% of our total revenue for the three months ended December 27, 2025. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

Sales to our ten largest customers represent approximately 65% of net sales. Net sales from these customers are derived from multiple segments. One customer represented 10% or more of our net sales for the three months ended December 27, 2025. No customer represented 10% or more of our net sales for the three months ended December 28, 2024.

One customer represented 10% or more of our gross accounts receivable as of December 27, 2025. Two customers represented 10% or more of our gross accounts receivable as of September 27, 2025.
Acquisition of ZT Systems

On October 27, 2025 (the “Closing Date”), we completed the acquisition of ZT Systems (“ZT Acquisition”) for a purchase consideration of $1.62 billion, consisting of cash of $1.356 billion, net of $295 million cash acquired, and 1,151,052 shares of our common stock valued at $155 million, which we released out of treasury stock. The Seller is also entitled up to $450 million in contingent cash consideration upon the achievement of certain gross profit and revenue metrics during the three-year period following the Closing Date. Additionally, we recognized a $111 million contingent cash consideration liability arising from the ZT Acquisition. See Note 13, “Business Combination” of the notes to the Condensed Consolidated Financial Statements contained in this report for more information.

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

Business Combinations. Accounting for a business combination requires us to estimate the fair value at the acquisition date, of consideration paid, contractual obligations, contingent consideration and the individual assets acquired and liabilities assumed, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. Contingent consideration is recorded at fair value as of the acquisition date with subsequent adjustments recorded to earnings. Significant judgment along with estimates and assumptions are involved in deriving the fair value of the contingent consideration. We may engage third parties to determine fair value for certain assets such as property, plant and equipment and intangible assets, including assistance with estimating future cash flows, discount rates and comparable market values. Any excess of purchase price consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill and if less than the fair value of assets acquired and liabilities assumed, a gain on bargain purchase is recognized. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets possess varying useful lives, and some may be deemed to have an indefinite useful life. We expense acquisition and integration charges as they are incurred, with these costs primarily consisting of advisory, legal, accounting, and other professional and consulting fees.

We believe that our preliminary estimates and assumptions related to the fair value of acquired intangible assets are reasonable, but significant judgment is involved. As a result, during the measurement period, which will not exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

A complete description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025 filed with the SEC on November 13, 2025.

Results of Operations

Key Operating Results

	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Net sales	$3,189,693	$2,006,348
Gross profit	$242,362	$167,915
Operating income	$73,598	$88,610
Net income attributable to common shareholders	$49,286	$65,003

Net Sales

Sales by end market were as follows:

	Three Months Ended
	December 27, 2025	December 28, 2024	Increase/(Decrease)
	(Dollars in thousands)
Industrial and Energy, Medical, Defense and Aerospace, and Automotive and Transportation	$1,225,782	$1,269,338	$(43,556)	(3.4)%
Communications Networks and Cloud and AI Infrastructure	1,963,911	737,010	1,226,901	166.5%
Total	$3,189,693	$2,006,348	$1,183,345	59.0%

Net sales increased 59.0% in the three months ended December 27, 2025 compared to the three months ended December 28, 2024, primarily in the cloud infrastructure end market, driven by the ZT Acquisition, new program wins and program ramp-ups in our communications networks and medical end market.

Gross Margin

Gross margin decreased to 7.6% for the three months ended December 27, 2025 from 8.4% for the three months ended December 28, 2024. IMS gross margin increased to 8.7% for the three months ended December 27, 2025 compared to 7.9% for the three months ended December 28, 2024, primarily due to improved operating efficiencies and favorable customer mix. CPS gross margin remained relatively stable at 12.9% for the three months ended December 27, 2025 as compared to 12.5% for the three months ended December 28, 2024.

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

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 27, 2025 and December 28, 2024 were $115 million and $71 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.6% and 3.5% for the three months ended December 27, 2025 and December 28, 2024, respectively. The increase in absolute dollars was primarily due to higher expenses driven by the ZT Acquisition.

Research and Development

Research and development expenses were $9 million and $7 million for three months ended December 27, 2025 and December 28, 2024, respectively. As a percentage of net sales, research and development expenses were 0.3% and 0.4% for three months ended December 27, 2025 and December 28, 2024, respectively. Research and development expenses remain consistent as a percentage of revenues for both the reporting periods.

Acquisition and Integration Charges

Acquisition and integration charges were $43 million for the three months ended December 27, 2025 and were related to the ZT Acquisition. There were no such charges for the three months ended December 28, 2024.

Interest Expense

Interest expense was $25 million and $5 million for three months ended December 27, 2025 and December 28, 2024, respectively. The increase in interest expense is primarily due to interest incurred on the new term loans with higher aggregate borrowing amount of $2.2 billion compared to $0.3 billion for the three months ended December 28, 2024.

Provision for Income Taxes

Provision for income taxes for the three months ended December 27, 2025 and December 28, 2024 was $10 million (16% of income before taxes) and $15 million (18% of income before taxes), respectively. The effective tax rate was lower for the three months ended December 27, 2025 primarily due to change in the jurisdictional mix of earnings and favorable discrete tax events, including a $4 million benefit from the release of certain foreign tax reserves and approximately $1.5 million benefit from other discrete tax items.

Liquidity and Capital Resources

	Three Months Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$178,728	$63,938
Investing activities	(1,433,860)	(17,221)
Financing activities	1,755,913	(28,831)
Effect of exchange rate changes	(187)	(1,344)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	$500,594	$16,542

Key Working Capital Management Measures

Management regularly reviews financial and non-financial performance indicators to assess our operating results. Our working capital requirements are dependent on the effective management of our sales cycle, as well as timing of payments. We believe the metrics set forth below are useful to investors in measuring our liquidity, as future liquidity needs will depend on fluctuations in levels of inventory, contract assets, customer inventory advances, accounts receivable and accounts payable. Due to the acquisition of ZT Systems, certain metrics presented below may not fully reflect actual business performance as the condensed consolidated statement of income includes only two months of ZT System's financial results.

	As of
	December 27, 2025	September 27, 2025
Days in accounts receivable (1)	75	60
Contract asset days (2)	12	18
Days in inventory (3)	93	94
Days in accounts payable (4)	72	75
Customer inventory advances days (5)	25	40
Cash cycle days (6)	83	57
Net inventory turns (7)	5	7

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

Cash and cash equivalents were $1.4 billion as of December 27, 2025 and $926 million as of September 27, 2025. Restricted cash and cash equivalents as of December 27, 2025 were $51 million. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $3.2 billion and $2.0 billion as of December 27, 2025 and September 27, 2025, respectively.

Net cash provided by operating activities was $179 million for the three months ended December 27, 2025. Our working capital metrics tend to fluctuate from quarter to quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the three months ended December 27, 2025, we generated $158 million of cash from earnings, excluding non-cash items, and $21 million of cash due primarily due to decreases in inventories and accounts receivable, partially offset by decreases in accounts payable and deferred revenue and customer advances. The decrease in inventories, account payables and accounts receivables were primarily due to linearity of our shipments to customers and purchases from suppliers, and favorable mix of customer payment terms. The change in deferred revenue and customer advances is driven by decreased customer deposits against raw material inventory purchases.

Net cash used in investing activities was $1.4 billion for the three months ended December 27, 2025. During the three months ended December 27, 2025, we used $1.4 billion for the ZT Acquisition, used $87 million of cash for capital expenditures and received $9 million from the sale of certain equity investments.

Net cash provided by financing activities was $1.8 billion for the three months ended December 27, 2025. During the three months ended December 27, 2025, we borrowed $2.2 billion for the ZT Acquisition and incurred $29 million of debt issuance costs, used $80 million of cash to repurchase common stock, withheld $34 million payments to tax authorities for stock-based compensation activity and repaid $302 million of borrowings.

New Credit Facility

There were $2.2 billion loans outstanding under the New Credit Facility as of December 27, 2025. Additionally, as of December 27, 2025, $9 million of letters of credit was outstanding under the credit facility and $1.5 billion was available to borrow.

The New Credit Agreement requires us to comply with certain financial covenants, namely (i) a minimum consolidated cash interest coverage ratio of not less than 3.00 to 1.00 and (ii) a maximum consolidated total net leverage ratio of not greater than 4.00 to 1.00, in each case, measured at the end of each fiscal quarter on the basis of a trailing 12-month look-back period. In addition, the New Credit Agreement requires us to comply with customary affirmative and negative covenants which limit our ability and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, prepay subordinated indebtedness and sell assets, subject to certain exceptions and baskets. The New Credit Agreement also includes covenants that require us to file quarterly and annual financial statements with the SEC on a timely basis. See Note 5, “Debt” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

Other Liquidity Matters

During the three months ended December 27, 2025, we repurchased 0.5 million shares of our common stock for $79 million under stock repurchase programs authorized by our Board of Directors. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As of December 27, 2025, an aggregate of $160 million remained available under these programs.

We are party to a Receivables Purchase Agreement, as amended (the “RPA”), with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the New Credit Facility, the percentage of our total trade receivables that can be sold and outstanding at any time is 50%. Therefore, as of December 27, 2025, a maximum of $1.3 billion of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

In addition to the RPA, we participate in trade receivables sales programs that have been implemented by certain of our customers, as in effect from time to time. We do not service trade receivables sold under these other programs.

ZT Systems is also party to a receivables purchase agreement with a third-party banking institution for the sale of trade receivables generated from sales to certain customers of ZT Systems, subject to terms and conditions substantially similar to those contained in our RPA. The sale of receivables under all of these programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired. See Note 7, “Accounts Receivable Sale Program” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate associated with anticipated variable rate borrowings. In addition, we entered into a total return swap contract to manage the equity market risks associated with our deferred compensation plan liabilities. See Note 4, “Financial Instruments” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of December 27, 2025, we had accrued liabilities of $40 million related to such matters. Additionally, we recognized a $111 million contingent cash consideration liability arising from the ZT Systems acquisition which is classified as other long-term liabilities in the condensed consolidated balance sheets. The estimated range of undiscounted payment in respect of the contingent consideration from no payout to $450 million. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of December 27, 2025, we had a liability of $50 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock.

We generated $179 million of cash from operations for the three months ended December 27, 2025. Our primary sources of liquidity as of December 27, 2025 consisted of (1) cash and cash equivalents of $1.4 billion (an aggregate of $257 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”) and Sanmina SCI Technology Private Limited, our existing Indian manufacturing entity, which is designated to fund its operations use); (2) our New Credit Facility, under which $1.5 billion, net of outstanding borrowings and letters of credit, was available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations.

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

As of December 27, 2025, 54% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Information regarding our contractual obligations was provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. There were no material changes in our contractual obligations as of December 27, 2025.

Off-Balance Sheet Arrangements

As of December 27, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that occurred during the quarter ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZT Systems Acquisition

As previously disclosed, we completed the acquisition of ZT Systems on October 27, 2025 and are currently in the process of integrating ZT System’s operations, control processes and information systems into our systems and control environment. As permitted by the SEC guidance for newly acquired businesses, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Management plans to exclude ZT Systems from its assessment of internal control over financial reporting for the current fiscal year.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 27, 2025, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see Note 8, “Commitments and Contingencies” of the notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

End Market and Operational Risks

Adverse changes in the key end markets we target could harm our business by reducing our sales.

We provide products and services to companies that serve the industrial and energy, medical, defense and aerospace, automotive and transportation, communications networks and cloud and AI infrastructure industries. Adverse changes in any of these end markets could reduce demand for our customers’ products or make these customers more sensitive to the cost of our products and services, either of which could reduce our sales, gross margins and net income. A number of factors could affect these industries in general and our customers in particular, leading to reductions in net sales. These factors include:

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

We realize a substantial portion of our revenue from the cloud infrastructure and communications equipment customers, including cloud service providers and data center operators. These markets are highly competitive, particularly in the area of price. Should any of our larger customers in this market fail to effectively compete with their competitors, they could reduce their orders to us or experience liquidity difficulties, either of which could have the effect of substantially reducing our revenue and net income. Furthermore, should demand fall significantly in either of these end markets, our results of operations would be materially and adversely impacted.

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

A significant portion of our net sales are generated through our non-U.S. operations. As a result, we are or can be negatively impacted by economic, political and other conditions in the foreign countries in which we do business, including:

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

The U.S. has announced or enacted broad increases in tariffs on imported components, as well as on aluminum, steel, copper and derivatives thereof, subject to limited exceptions. As a result, we are exposed to increased tariffs with respect to components, products and certain raw materials we import into the U.S. from China, Mexico and other countries, with some exceptions. Although our customers are generally liable for tariffs we pay on their behalf on importation of components used in the manufacture of their products and the importation of the products themselves, our gross margins would be reduced, potentially significantly, in the event we are for any reason unable to fully recover tariffs or duties from our customers. Any decision by a large number of our customers to cease using our non-U.S. manufacturing locations due to the application of increased tariffs would materially reduce our revenue and net income. Further, although we are required to pay tariffs upon importation of the components, we may not be able to recover these amounts from our customers until sometime later, if at all, which could materially adversely impact our operating cash flow in a given period, especially if the recently announced higher tariffs actually take effect.

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

Our liquidity is dependent on a number of factors, including profitability, business volume, inventory levels, the extension of trade credit by our suppliers, the degree of alignment of payment terms from our suppliers with payment terms granted to our customers, the amount we invest in our facilities and equipment, the timing of acquisitions and divestitures, the schedule for repayment of our outstanding indebtedness, the timing of stock repurchases, the amount available to borrow under our credit facilities, and the amount of accounts receivable eligible and accepted for sale under our factoring programs. In the event we need or desire additional liquidity beyond the sources described above to maintain or expand our business levels, make acquisitions or repurchase stock, there can be no assurance that such additional liquidity will be available on acceptable terms or at all. The sale of receivables under our factoring programs is subject to the approval of the banks or customers involved and there can be no assurance that we will be able to sell the maximum amount of receivables permitted by these programs when desired. In addition, the interest rate we pay for borrowings under our credit facilities and the interest rate used to calculate the purchase price for receivables under our factoring programs are variable. When interest rates are high, this both increases the amount of interest expense we pay, which reduces net income, and reduces the amount of proceeds we receive from purchasers under our receivables factoring program, which reduces operating cash flow.

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

As of December 27, 2025, approximately 50% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

Our credit facilities contain covenants that may adversely impact our business; the failure to comply with such covenants or the occurrence of an event of default could cause us to be unable to borrow additional funds and cause our outstanding debt to become immediately payable.

Our credit facilities contain a maximum leverage ratio covenant and a minimum interest coverage ratio covenant, and a number of restrictive covenants, including restrictions on incurring additional debt and granting additional liens, making investments and other restricted payments (including paying dividends), and selling assets, in each case subject to certain exceptions, with which we must comply. Collectively, these covenants could constrain our ability to grow our business through acquisitions or engage in other strategic transactions. Such facilities also contain customary events of default and default remedies. Finally, such facilities include covenants requiring, among other things, that we timely file quarterly and annual financial statements with the SEC, comply with all laws, pay all taxes and maintain casualty insurance. If we are not able to comply with these covenants or if an event of default were to occur and not be cured or waived by our lenders, all of our outstanding debt would become immediately due and payable and the incurrence of additional debt under our credit facilities would not be allowed, either of which would have a material adverse effect on our liquidity and ability to continue to conduct our business.

Strategic Transaction Risks

We may not be successful in implementing and integrating strategic transactions, including the acquisition of ZT Group Int’l, Inc. (“ZT Systems”), or in divesting assets or businesses, which could harm our operating results; we could become required to book a charge to earnings should we determine that goodwill and other acquired assets are impaired.

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

Finally, as a result of the acquisition of ZT Systems and past acquisitions we have recorded substantial goodwill and other intangible assets on our balance sheet. We evaluate, at least on an annual basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of our goodwill and other intangible assets may no longer be recoverable. Should we determine in the future that our goodwill or other intangible assets have become impaired, an impairment charge to earnings would become necessary, which could be significant.

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

Because we manufacture a significant portion of our products abroad, our operating results can be negatively impacted due to fluctuations in foreign currency exchange rates. We use financial instruments, primarily short-term foreign currency forward contracts, to hedge our exposure to exchange rate fluctuations. However, the success of our foreign currency hedging activities in preventing foreign exchange losses depends largely upon the accuracy of our forecasts of future sales, expenses, capital expenditures and assets and liabilities. As such, our foreign currency hedging program may not fully cover all of our exposure to exchange rate fluctuations. If our hedging activities are not successful, our net income may be reduced. In addition, certain countries in which we operate have adopted currency controls requiring that local transactions be settled only in local currency rather than in our functional currency, which is generally different than the local currency. Such controls could require us to hedge larger amounts of local currency than we otherwise would and/or prevent us from repatriating cash generated by our operations in such countries.

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

The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include investor perceptions of the end markets in which Sanmina participates, announcements by our customers, suppliers, competitors or other events affecting companies in the electronics industry, such as component shortages, changes in trade and tax policies, currency fluctuations, the impact of natural disasters and global events, geopolitical conditions and events, and general market fluctuations and macroeconomic conditions, including inflation, recession and slowing global economic growth, any of which may cause the market price of our common stock to fluctuate widely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2025, as part of the consideration paid by Sanmina to AMD Design, LLC for all of the issued and outstanding equity interests of ZT Group Int’l, Inc. pursuant to that certain Equity Purchase Agreement, dated May 18, 2025 (the “Purchase Agreement”), the Company issued to AMD an aggregate of 1.2 million shares of its Common Stock, $0.01 par value per share. The shares were issued in a private placement transaction and are subject to transfer restrictions that lapse over a three-year period as described in the Purchase Agreement. The issuance of the shares was made in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933.

The table below sets forth information regarding our repurchases of our common stock during the first quarter of 2026:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
September 28, 2025 through October 25, 2025	—	$—	—	$239,220,554
Month #2
October 26, 2025 through November 22, 2025	420,425	$155.63	420,425	$173,790,192
Month #3
November 23, 2025 through December 27, 2025	95,331	$146.55	95,331	$159,819,834
Total	515,756	$153.95	515,756

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission or excise tax payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

(3)     During the second quarter of fiscal 2025, our Board of Directors authorized us to repurchase up to $300 million of our common stock in the open market or in negotiated private transactions. The program has no expiration date.

Item 5. Other Information

During the quarter ended December 27, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description

10.24#*
Amendment No. 1 dated as of October 20, 2025 to Credit Agreement dated as of July 29, 2025 among Sanmina Corporation, certain subsidiaries of Sanmina Corporation designated therein, Bank of America, N.A. and the other lenders party thereto.

10.25#*
Amendment No. 2 dated as of October 27, 2025 to Credit Agreement dated as of July 29, 2025 among Sanmina Corporation, certain subsidiaries of Sanmina Corporation designated therein, Bank of America, N.A. and the other lenders party thereto.

10.26#*	Fourteenth Amendment dated as of October 27, 2025 to Master Receivables Agreement dated as of April 21, 2017, as amended, between PNC Bank, N.A. and ZT Group, Int’l.

31.1*	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	January 26, 2026

		By:	/s/ JONATHAN FAUST
Jonathan Faust
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	January 26, 2026