Form 10-Q
period 2026-03-28
SANMINA CORP
filed 2026-04-27
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026
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
Yes ☐  No ☒
As of April 21, 2026, there were 53,597,735 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (Unaudited)

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 28, 2026	September 27, 2025
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,575,517	$926,267
Accounts receivable, net of allowances of approximately $8 million as of March 28, 2026 and September 27, 2025	2,229,744	1,400,129
Contract assets	473,144	425,944
Inventories	3,026,666	1,988,462
Prepaid expenses and other current assets	306,365	124,656
Total current assets	7,611,436	4,865,458
Property, plant and equipment, net	993,331	682,354
Deferred income tax assets	326,415	171,218
Goodwill	358,783	30,386
Other assets	379,124	108,757
Total assets	$9,669,089	$5,858,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,508,961	$1,578,895
Accrued liabilities	312,473	179,605
Deferred revenue and customer advances	1,231,292	878,474
Accrued payroll and related benefits	217,330	167,541
Short-term debt, including current portion of long-term debt	172,000	17,500
Total current liabilities	4,442,056	2,822,015
Long-term liabilities:
Long-term debt	1,999,762	282,974
Other liabilities	615,462	214,021
Total long-term liabilities	2,615,224	496,995
Commitments and contingencies (Note 8)
Stockholders’ equity	2,611,809	2,539,163
Total liabilities and stockholders’ equity	$9,669,089	$5,858,173

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(Unaudited)
	(In thousands, except per share data)
Net sales	$4,013,271	$1,984,080	$7,202,964	$3,990,428
Cost of sales	3,659,480	1,807,845	6,606,811	3,646,278
Gross profit	353,791	176,235	596,153	344,150

Operating expenses:
Selling, general and administrative	113,549	76,313	228,435	147,158
Research and development	7,991	7,316	16,649	14,340
Acquisition, integration and others	72,584	—	115,947	—
Amortization of intangibles	1,865	—	3,052	—
Restructuring	794	990	1,464	2,426
Total operating expenses	196,783	84,619	365,547	163,924

Operating income	157,008	91,616	230,606	180,226

Interest income	8,433	3,723	16,491	7,119
Interest expense	(32,138)	(4,979)	(56,860)	(9,980)
Other income (expense), net	(2,165)	(1,955)	2,483	(2,684)
Interest and other, net	(25,870)	(3,211)	(37,886)	(5,545)

Income before income taxes	131,138	88,405	192,720	174,681
Provision for income taxes	33,323	17,890	43,150	33,282
Net income before noncontrolling interest	97,815	70,515	$149,570	$141,399
Less: Net income attributable to noncontrolling interest	4,169	6,307	6,638	12,188
Net income attributable to common shareholders	$93,646	$64,208	$142,932	$129,211

Net income attributable to common shareholders per share:
Basic	$1.72	$1.18	$2.63	$2.38
Diluted	$1.70	$1.16	$2.58	$2.32

Weighted-average shares used in computing per share amounts:
Basic	54,331	54,405	54,245	54,304
Diluted	55,108	55,511	55,313	55,681

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$97,815	$70,515	$149,570	$141,399
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(736)	4,131	(884)	(2,497)
Defined benefit pension plans	111	(28)	691	331
Derivative financial instruments:
Change in net unrealized amount	16,566	(2,134)	22,278	59
Amount reclassified into net income before noncontrolling interest	(5,500)	(244)	(6,722)	1,796
Total other comprehensive income (loss), net of tax	10,441	1,725	15,363	(311)
Comprehensive income before noncontrolling interest	$108,256	$72,240	$164,933	$141,088
Less: Net income attributable to noncontrolling interest	4,169	6,307	6,638	12,188
Comprehensive income attributable to common shareholders	$104,087	$65,933	$158,295	$128,900

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,730,300	$6,592,191	$6,642,232	$6,576,899
Common stock issued	—	—	64,449	—
Stock-based compensation expense	24,066	15,790	47,685	31,082
Balance, end of period	6,754,366	6,607,981	6,754,366	6,607,981
Treasury Stock
Balance, beginning of period	(1,918,978)	(1,764,006)	(1,896,367)	(1,739,550)
Common stock issued	—	—	90,898	—
Repurchases of treasury stock	(159,450)	(84,340)	(239,244)	(100,453)
Tax withholding on stock-based compensation	(22,360)	(29,312)	(56,075)	(37,655)
Balance, end of period	(2,100,788)	(1,877,658)	(2,100,788)	(1,877,658)
Accumulated Other Comprehensive Income
Balance, beginning of period	74,542	64,705	69,620	66,741
Other comprehensive income (loss), net of tax	10,441	1,725	15,363	(311)
Balance, end of period	84,983	66,430	84,983	66,430
Accumulated Deficit
Balance, beginning of period	(2,412,293)	(2,642,469)	(2,461,579)	(2,707,472)
Net income attributable to common shareholders	93,646	64,208	142,932	129,211
Balance, end of period	(2,318,647)	(2,578,261)	(2,318,647)	(2,578,261)
Noncontrolling Interest
Balance, beginning of period	187,726	170,771	185,257	164,890
Net income attributable to noncontrolling interest	4,169	6,307	6,638	12,188
Balance, end of period	191,895	177,078	191,895	177,078
Total stockholders’ equity	$2,611,809	$2,395,570	$2,611,809	$2,395,570

Common Stock Shares Outstanding
Number of shares, beginning of period	115,039	113,372	114,561	113,117
Issuances under stock plans	460	990	938	1,245
Number of shares, end of period	115,499	114,362	115,499	114,362
Treasury Shares
Number of shares, beginning of period	(60,737)	(59,506)	(61,157)	(59,196)
Common stock issued	—	—	1,151	—
Repurchases of treasury stock	(1,206)	(1,405)	(1,937)	(1,715)
Number of shares, end of period	(61,943)	(60,911)	(61,943)	(60,911)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 28, 2026	March 29, 2025
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$149,570	$141,399
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and intangibles amortization	86,616	60,053
Stock-based compensation expense	47,685	31,082
Deferred income taxes	46,397	4,534
Amortization of inventory fair value adjustment	49,000	—
Change in fair value of contingent consideration	59,000	—
Gain on sale of investment	(4,710)	—
Other, net	3,057	(541)
Changes in operating assets and liabilities:
Accounts receivable	456,344	(48,214)
Contract assets	(47,201)	(552)
Inventories	206,119	(105,066)
Prepaid expenses and other assets	(146,571)	22,367
Accounts payable	46,724	(95,801)
Deferred revenue and customer advances	(86,645)	228,430
Accrued liabilities and other	(287,899)	(16,895)
Cash provided by operating activities	577,486	220,796
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(143,552)	(47,796)
Cash paid for business acquisition, net of cash acquired	(1,356,933)	—
Purchases of investments	—	(14,640)
Proceeds from sale of investments	8,710	49,309
Other, net	162	228
Cash used in investing activities	(1,491,613)	(12,899)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(301,875)	(8,750)
Proceeds from long-term debt	2,200,000	—
Proceeds from revolving credit facility borrowings	2,525	400,700
Repayments of revolving credit facility borrowings	(2,525)	(400,700)
Debt issuance costs	(28,703)	—
Repurchases of common stock	(239,244)	(100,453)
Payments for tax withholding on stock-based compensation	(56,075)	(37,655)
Cash provided by (used in) financing activities	1,574,103	(146,858)

Effect of exchange rate changes	(412)	(179)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	659,564	60,860
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	966,220	625,860
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,625,784	$686,720

Cash paid during the period for:
Interest, net of capitalized interest	$43,766	$8,613
Income taxes, net of refunds	$63,030	$35,051
Unpaid purchases of property, plant and equipment at the end of period	$62,952	$22,298
Issuance of common stock for the acquisition of ZT Systems	$155,346	$—

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

Results of operations for the second quarter of fiscal 2026 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Summary of Significant Accounting Policies

Business Combinations. Accounting for a business combination requires the Company to estimate the fair value at the acquisition date of consideration paid, contractual obligations, contingent consideration and the individual assets acquired and liabilities assumed, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. Contingent consideration is recorded at fair value as of the acquisition date with subsequent adjustments recorded to earnings. Significant judgment along with estimates and assumptions are involved in deriving the fair value of the contingent consideration. The Company may engage third parties to determine fair value for certain assets such as property, plant and equipment and intangible assets, including to provide assistance with estimating future cash flows, discount rates and comparable market values. Any excess of purchase price consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill and if less than the fair value of assets acquired and liabilities assumed, a gain on bargain purchase is recognized. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets possess varying useful lives, and some may be deemed to have an indefinite useful life. The Company expenses acquisition, integration and others as incurred in the same period, with these costs primarily consisting of advisory, legal, accounting, and other professional and consulting fees, as well as fair value adjustments to contingent consideration.

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

Note 2. Balance Sheet Details

Cash and Cash Equivalents

Reconciliation of cash and cash equivalents to condensed consolidated statements of cash flows is as follows.

	As of
	March 28, 2026	September 27, 2025
	(In thousands)
Cash and cash equivalents	$1,575,517	$926,267
Restricted cash (1)	11,768	—
Restricted cash equivalents (2)	38,499	39,953
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$1,625,784	$966,220

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

Inventories

Components of inventories were as follows:

	As of
	March 28, 2026	September 27, 2025
	(In thousands)
Raw materials	$2,721,042	$1,984,403
Work-in-process	226,443	1,661
Finished goods	79,181	2,398
Total	$3,026,666	$1,988,462

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

Changes in the Company’s estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Revenue	(In thousands)
Favorable	$5,498	$4,881	$9,469	$11,615
Unfavorable	(1,475)	(1,497)	(2,760)	(2,049)
Net	$4,023	$3,384	$6,709	$9,566

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Operating income	(In thousands)
Favorable	$6,108	$4,886	$11,741	$11,832
Unfavorable	(2,767)	(4,019)	(5,981)	(6,332)
Net	$3,341	$867	$5,760	$5,500

The following table presents revenue disaggregated by segment, market sector and geography.

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(In thousands)
Segments:
Reportable segment - Integrated Manufacturing Solutions (“IMS”)	$3,574,546	$1,592,140	$6,351,566	$3,203,255
Other segments - Components, Products and Services (“CPS”)	$438,725	$391,940	$851,398	$787,173
Total	$4,013,271	$1,984,080	$7,202,964	$3,990,428

End Markets:
Industrial and Energy, Medical, Defense and Aerospace, and Automotive and Transportation	$1,242,468	$1,251,218	$2,468,250	$2,520,556
Communications Networks and Cloud and AI Infrastructure	$2,770,803	$732,862	$4,734,714	$1,469,872
Total	$4,013,271	$1,984,080	$7,202,964	$3,990,428

Geography:
Americas (1)	$3,091,986	$1,153,434	$5,373,960	$2,234,496
APAC	$636,213	$620,776	$1,285,709	$1,316,349
EMEA	$285,072	$209,870	$543,295	$439,583
Total	$4,013,271	$1,984,080	$7,202,964	$3,990,428

Percentage of net sales represented by ten largest customers	72%	51%	69%	51%
Number of customers representing 10% or more of net sales and primarily related to IMS	2	1	2	—
(1)    Mexico represents approximately 28% and 67% of Americas net sales for the three months ended March 28, 2026 and March 29, 2025, respectively, and the U.S. represents approximately 71% and 30% of Americas net sales for the three months ended March 28, 2026 and March 29, 2025, respectively.
Mexico represents approximately 32% and 67% of Americas net sales for the six months ended March 28, 2026 and March 29, 2025, respectively, and the U.S. represents approximately 66% and 30% of Americas net sales for the six months ended March 28, 2026 and March 29, 2025, respectively.

One customer represented 10% or more of the Company’s gross accounts receivable as of March 28, 2026. Two customers represented 10% or more of the Company’s gross accounts receivable as of September 27, 2025.

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

Deferred Revenue and Customer Advances

As of March 28, 2026 and September 27, 2025, customer advances for raw materials inventory of $889 million and $852 million, respectively, were recorded under deferred revenue and customer advances in the condensed consolidated balance sheets. These customer advances received by the Company as an advance on customer-specific raw materials acquired at the customer’s request are not designed as a financing arrangement and do not contain any interest or repayment terms.

Deferred revenue is recognized when the Company has received payments from its customers in advance of performance. As of March 28, 2026, deferred revenue was $293 million and primarily represents warranty service obligations. Deferred revenue as of September 27, 2025 was $16 million.

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 12% of cash and cash equivalents), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of March 28, 2026. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s deferred compensation plan and defined benefit plan assets are measured at fair value using Level 1 input on a recurring basis. Defined benefit plan assets were $18 million as of September 27, 2025 and are measured at fair value in the fourth quarter of each year only. As of March 28, 2026, deferred compensation plan assets recorded in prepaid expenses and other current assets as restricted cash equivalents, and other assets on the condensed consolidated balance sheets were $38 million and $10 million, respectively. As of September 27, 2025, deferred compensation plan assets recorded in prepaid expenses and other current assets as restricted cash equivalents, and other assets on the condensed consolidated balance sheets were $40 million and $10 million, respectively. As of March 28, 2026 and September 27, 2025, deferred compensation plan liabilities were $54 million and recorded in other liabilities on the condensed consolidated balance sheets.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Other non-financial assets, such as goodwill and other long-lived assets, are measured at fair value as of the date such assets are acquired. Goodwill and other long-lived assets are reviewed for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. If impairment indicators are present, the asset’s carrying amount is evaluated and, if necessary, written down to its fair value in the period the impairment is identified.

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

The following table presents the location and fair value of derivative financial instruments included in our condensed consolidated balance sheets as of March 28, 2026.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$63	$—	$149	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$5,055	$—	$5,851	$—
Derivatives designated as accounting hedges: interest rate swaps	Level 2	$6,291	$14,715	$—	$—
Derivative not designated as accounting hedge: total return swap	Level 2	$—	$—	$3,824	$—

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

Derivative Instruments

The Company had the following outstanding derivative contracts that were entered into to hedge foreign currency, interest rate and deferred compensation plan liability exposures:

	As of
	March 28, 2026	September 27, 2025
	(In thousands, except number of contracts)
Foreign Currency Forward Contracts:
Derivatives Designated as Accounting Hedges:
Notional amount	$140,082	$131,061
Number of contracts	45	45
Derivatives Not Designated as Accounting Hedges:
Notional amount	$522,693	$490,506
Number of contracts	41	42
Interest Rate Swap:
Derivatives Designated as Accounting Hedges:
Notional amount	$1,450,000	$300,000
Number of contracts	17	6
Total Return Swap:
Derivatives Not Designated as Accounting Hedges:
Notional amount	$53,383	$54,298
Number of contracts	1	1

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

Interest Rate Swap

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have maturity dates of September 27, 2027 and October 31, 2030 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. The aggregate effective interest rate of these swaps as of March 28, 2026 was approximately 5.1%.

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

Note 5. Debt

Long-term debt consisted of the following:

	As of
	March 28, 2026	September 27, 2025
	(In thousands)
Term Loan Due 2027, net of issuance costs	$—	$300,474
Term Loan A, net of issuance costs	1,381,412	—
Term Loan B, net of issuance costs	790,350	—
Total long-term debt	2,171,762	300,474
Less: Current portion
Term Loan Due 2027	—	17,500
Term Loan A	140,000	$—
Term Loan B	32,000	$—
Long-term portion	$1,999,762	$282,974

Term Loan maturities by fiscal year are as follows:

As of
March 28, 2026
(In thousands)
Remainder of 2026	$86,000
2027	172,000
2028	312,000
2029	312,000
2030	444,000
2031	242,000
2032 and thereafter	632,000
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

As of March 28, 2026, there were $2.2 billion loans outstanding under the New Credit Facility. Additionally, $9 million of letters of credit were outstanding. Under the New Credit Facility, the Company has $600 million available to borrow under Term Loan A and $1.5 billion available to borrow under the revolving credit facility.

Foreign Short-term Borrowing Facilities

As of March 28, 2026, certain of the Company’s foreign subsidiaries had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The New Credit Facility requires the Company to comply with certain financial covenants, namely (i) a minimum consolidated cash interest coverage ratio of not less than 3.00 to 1.00 and (ii) a maximum consolidated total net leverage ratio of not greater than 4.00 to 1.00, in each case, measured at the end of each fiscal quarter of the Company on the basis of a trailing 12-month look-back period. In addition, the New Credit Facility requires the Company to comply with customary affirmative and negative covenants which limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, prepay subordinated indebtedness and sell assets, subject to certain exceptions and baskets. The New Credit Facility also includes covenants that require the Company to file quarterly and annual financial statements with the SEC on a timely basis. The Company was in compliance with these covenants as of March 28, 2026.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheets are as follows:

	As of
	March 28, 2026	September 27, 2025
	(In thousands)
Other assets	$238,658	$67,808

Accrued liabilities	$45,563	$21,725
Other long-term liabilities	202,572	36,022
Total lease liabilities	$248,135	$57,747

Weighted average remaining lease term (in years)	8.70	11.94
Weighted average discount rate	4.9%	4.2%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(In thousands)
Operating lease expense (1)	$12,580	$7,684	$24,208	$15,588

			Six Months Ended
			March 28, 2026	March 29, 2025
			(In thousands)
Cash paid for operating lease liabilities			$22,598	$12,692

Right-of-use assets obtained in exchange for lease liabilities			$139,736	$1,355
(1)     Includes immaterial amounts of short-term leases and sublease income.

Future lease payments under non-cancelable operating leases as of March 28, 2026, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2026	$27,258
2027	57,988
2028	42,611
2029	33,446
2030	30,507
Thereafter	103,805
Total lease payments	295,615
Less: imputed interest	47,480
Total	$248,135

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

Trade receivables sold and discount on trade receivables sold under these programs are as follows:

	Six Months Ended
	March 28, 2026	March 29, 2025
	(In thousands)
Trade receivables sold	$121,035	$128,111

Discount on trade receivables (1)	$690	$740

(1)    Recorded in other income (expense), net in the condensed consolidated statements of income

Trade receivables sold under the RPA and subject to servicing by the Company that remained outstanding and uncollected and collected as of March 28, 2026 are as follows:

	As of
	March 28, 2026	September 27, 2025
	(In thousands)
Outstanding and uncollected	$—	$12,813

Outstanding and collected (1)	$—	$187

(1)    Amount collected but not yet remitted to bank as of March 28, 2026 and September 27, 2025 is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 8. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of March 28, 2026 and September 27, 2025, the Company had estimated liabilities of $38 million and $39 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. These reserves are included in accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets. Additionally, the Company recognized a $170 million contingent cash consideration liability arising from the ZT Systems acquisition which is classified as other liabilities in the condensed consolidated balance sheets. See Note 13, “Business Combination” of the notes to the Condensed Consolidated Financial Statements contained in this report for details. There can be no assurance that the Company’s reserves will be sufficient to settle these contingencies.

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

Other Matters

In December 2019, the Company sued a former customer, Dialight plc (“Dialight”), in the United States District Court for the Southern District of New York (the “Court”) to collect unpaid accounts receivable and net obsolete inventory obligations (which, by the time of the September 2024 trial referenced below, totaled $9 million, exclusive of interest and attorneys’ fees). On the same day the Company filed its suit, Dialight commenced its own action in the same court. Dialight alleged that the Company fraudulently misrepresented its capabilities to induce Dialight to enter into a Manufacturing Services Agreement (“MSA”) and then allegedly committed multiple, willful breaches of contract when performing under the MSA. After a trial in September 2024, a jury awarded the Company the full $9 million on its claims, rejected Dialight’s claims for fraudulent inducement and willful breach of contract, and awarded Dialight $1 million for breach of contract (collectively, the “Verdict”). The parties filed post-trial motions in October 2024, including a motion by the Company for prejudgment interest and its costs and expenses of the suit, and a motion by Dialight for pre-judgment and post-judgment interest, its costs and expenses of the suit and for a new trial. Effective March 27, 2025, the parties entered into a Stipulation for Entry of Judgment and Conditional Covenant Not to Execute (the “Stipulation”), which resolved conclusively all pending claims and disputed issues through (i) a series of payments by Dialight to the Company over the next two years totaling $12 million, and (ii) Dialight’s assignment to Sanmina of the $2 million (including prejudgment interest) otherwise due Dialight from Sanmina’s insurer in respect of the Verdict. On April 4, 2025, the Court entered a final judgment consistent with the Stipulation, marking the end of this litigation. On October 9, 2025, the Company and Dialight agreed to accelerate the payment schedule and reduced the total amount due by $350,000. Dialight made the final payment of $6 million in full on December 16, 2025.

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

On November 14, 2023, former employee Gerardo Ramirez filed two lawsuits against the Company in the Alameda County Superior Court (together, the “Ramirez Cases”). The first, a putative class action, alleges violations of various California Labor Code and Wage Order requirements, including provisions governing overtime, meal and rest periods, minimum wage requirements, payment of wages during employment, wage statements, payroll records, and reimbursement of business expenses. The class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company within the State of California at any time between March 1, 2021 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. The second action, a complaint under California’s Private Attorneys General Act of 2004 (“PAGA”), alleges substantially similar violations and a violation of the provision governing payment of final wages and seeks penalties individually and on behalf of the State of California and other “aggrieved employees,” along with attorneys’ fees and costs. On May 16, 2024 and June 14, 2024, former employee Carlos Lobatos filed class and PAGA actions in the Santa Clara County Superior Court (the “Lobatos Cases”) alleging violations substantially similar to the violations in the Ramirez Cases, and, in the case of the Lobatos PAGA action, additional violations related to sick leave, suitable rest facilities, seating, failure to retain and provide employment and payroll records, reporting time pay, day of rest rules, payroll deductions, paid time off, and various unlawful employment practices. The Lobatos class action complaint seeks certification of a class of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between May 16, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. On August 12, 2024, former employee Mando Gomez filed a class and PAGA action in the Alameda County Superior Court (the “Gomez Case”) alleging violations substantially similar to the violations in the Ramirez Cases. The Gomez Case seeks certification of a class of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between August 12, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre-judgment interest, and costs of suit. On September 20, 2024 and November 26, 2024, former employee Frank J. Leon Guerrero filed class and PAGA actions in the Alameda County Superior Court (the “Guerrero Cases”) alleging violations substantially similar to the violations in the Ramirez Cases. The Guerrero class action seeks certification of several classes comprised of all current and former non-exempt employees who worked for the Company (directly or via a staffing agency) within the State of California at any time between September 20, 2020 and final judgment, as well as unspecified damages, penalties, restitution, attorneys’ fees, pre- and post-judgment interest, and costs of suit. On February 17, 2026, former employee Jose Buezo filed a PAGA action in the Orange County Superior Court (the “Buezo Case”) alleging violations substantially similar to the Ramirez PAGA action, and additional claims relating to allegedly unpaid vacation and sick pay. The Buezo Case seeks penalties individually and on behalf of the State of California and other “aggrieved [non-exempt] employees,” along with attorneys’ fees, pre- and post-judgment interest, and costs of suit. The Company expects the Lobatos Cases, the Gomez Case, the Guerrero Cases and the Buezo Case to be related to or consolidated with the Ramirez Cases and intends to defend all such cases vigorously.

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

The Company’s provision for income taxes for the three months ended March 28, 2026 and March 29, 2025 was $33 million (25% of income before taxes) and $18 million (20% of income before taxes), respectively. The effective tax rate was higher for the three months ended March 28, 2026 primarily due to change in the jurisdictional mix of earnings and non-deductible acquisition related charges.

Provision for income taxes for the six months ended March 28, 2026 and March 29, 2025 was $43 million (22% of income before taxes) and $33 million (19% of income before taxes), respectively. The effective tax rate was higher for the six months ended March 28, 2026 primarily due to change in the jurisdictional mix of earnings and non-deductible acquisition related charges.

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

Note 10. Stockholders’ Equity

During the second quarter of 2026, the Company’s stockholders approved an amendment of the Company’s 2019 Equity Incentive Plan and the reservation of an additional 1.2 million shares of common stock for future issuance under the Company’s amended 2019 Equity Incentive Plan.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	March 28, 2026	September 27, 2025
	(In thousands)
Foreign currency translation adjustments	$76,830	$77,714
Unrealized holding gains on derivative financial instruments	16,046	490
Unrecognized net actuarial losses and transition costs for benefit plans	(7,893)	(8,584)
Total	$84,983	$69,620

Stock Repurchase Programs

During the six months ended March 28, 2026 and March 29, 2025, the Company repurchased 1.6 million and 1.2 million shares of its common stock for $239 million and $100 million, respectively, under stock repurchase programs authorized by the Company’s Board of Directors. Subsequent to the end of the second quarter of 2026, the Company’s Board of Directors authorized the repurchase of up to $600 million of the Company’s common stock in the open market or in negotiated private transactions. The Company’s repurchase programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of March 28, 2026, the amount available under these programs is immaterial.

In addition to the repurchases discussed above, the Company withheld 0.3 million and 0.5 million shares of its common stock during the six months ended March 28, 2026 and March 29, 2025, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $56 million and $38 million for the six months ended March 28, 2026 and March 29, 2025, respectively, to applicable tax authorities in connection with these withholdings.

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

Noncontrolling Interest

During the first quarter of 2023, the Company entered into a joint venture transaction pursuant to which Reliance Strategic Business Ventures Limited acquired 50.1% of the outstanding shares of Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity. The remaining 49.9% of the outstanding shares of SIPL is held by the Company. The Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. As of March 28, 2026, an aggregate of $259 million of cash and cash equivalents of SIPL and Sanmina SCI Technology India Private Limited is designated to fund its operations use.

Note 11. Business Segment

The Company’s operations are managed as two businesses: IMS and CPS. IMS is a single operating segment consisting of printed circuit board (“PCB”) assembly and test, high-level assembly and test and direct order fulfillment. CPS consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is presented in a single category entitled “CPS” and the Company has only one reportable segment - IMS. During the first quarter of 2026, the Company completed the acquisition of ZT Systems and the results of this acquisition are included within the IMS segment.

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(In thousands)
Sales:
Reportable segment - IMS	$3,584,137	$1,603,511	$6,374,663	$3,226,948
Other segments - CPS	461,094	411,068	895,385	826,753
Intersegment sales elimination	(31,960)	(30,499)	(67,084)	(63,273)
Net sales	$4,013,271	$1,984,080	$7,202,964	$3,990,428

Reportable segment expenses - IMS:
Cost of sales	3,268,274	1,468,133	5,803,331	2,951,283
Total expenses	$3,268,274	$1,468,133	$5,803,331	$2,951,283

Gross Profit:
Reportable segment gross profit - IMS	$306,271	$124,007	$548,234	$251,972

Other segments gross profit - CPS	53,521	57,318	109,448	109,445
Selling, general and administrative (1)	(95,421)	(65,733)	(193,034)	(126,616)
Research and development (1)	(7,587)	(7,037)	(15,894)	(13,755)
Stock-based compensation expense	(24,066)	(15,790)	(47,685)	(31,082)
Amortization of intangibles	(2,332)	—	(4,052)	—
Restructuring	(794)	(990)	(1,464)	(2,426)
Amortization of inventory fair value adjustment	—	—	(49,000)	—
Acquisition, integration and others	(72,584)	—	(115,947)	—
Interest income	8,433	3,723	16,491	7,119
Interest expense	(32,138)	(4,979)	(56,860)	(9,980)
Other income (expense), net	(2,165)	(1,955)	2,483	(2,684)
Other corporate expenses (2)	—	(159)	—	(7,312)
Income before income taxes	$131,138	$88,405	$192,720	$174,681
(1) Amount excludes allocation of stock-based compensation expense.
(2) Primarily related to corporate unallocated expenses such as charges or credits resulting from distressed customers and litigation settlements.

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(In thousands)
Depreciation and amortization:
Reportable segment - IMS	$32,309	$19,267	$58,495	$39,217
Other segments - CPS	10,403	8,100	20,179	18,508
Total	42,712	27,367	78,674	57,725
Unallocated corporate items (1)	4,373	841	7,942	2,328
Total	$47,085	$28,208	$86,616	$60,053

Capital expenditures (receipt basis):
Reportable segment - IMS	$67,549	$14,826	$113,114	$29,241
Other segments - CPS	18,446	15,344	37,214	22,522
Total	85,995	30,170	150,328	51,763
Unallocated corporate items (1)	992	403	1,834	1,484
Total	$86,987	$30,573	$152,162	$53,247

(1)    Primarily related to selling, general and administration functions.

	As of
	March 28, 2026	September 27, 2025
	(In thousands)
Segment Assets:
Reportable segment - IMS (1)	$5,225,781	$3,109,754
Other unallocated assets	4,443,308	2,748,419
Total	$9,669,089	$5,858,173

(1)    Segment assets consists of accounts receivable, inventories and property, plant and equipment, net.

Long-lived assets, net by geographic area is as follows:

	As of
	March 28, 2026	September 27, 2025
	(In thousands)
U.S. (country of domicile)	$414,705	$170,634
Mexico (>10% of total)	$309,662	$267,430
Other	$268,964	$244,290
Total	$993,331	$682,354

Location of long-lived assets was determined based on entities that owned the long-lived assets. No other individual foreign country accounted for more than 10% of the long-lived assets as of March 28, 2026 and September 27, 2025.

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$93,646	$64,208	$142,932	$129,211

Denominator:
Weighted average common shares outstanding	54,331	54,405	54,245	54,304
Effect of dilutive stock options and restricted stock units	777	1,106	1,068	1,377
Denominator for diluted earnings per share	55,108	55,511	55,313	55,681

Net income attributable to common shareholders per share:
Basic	$1.72	$1.18	$2.63	$2.38
Diluted	$1.70	$1.16	$2.58	$2.32

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 13. Business Combination

On the Closing Date, pursuant to the Purchase Agreement, the Company completed its acquisition of all of the equity interests of ZT Systems, a manufacturer of AI and general purpose computer infrastructure for hyperscale computing companies. The purchase consideration paid at closing was $1.62 billion, consisting of cash of $1.356 billion, net of $295 million cash acquired, and 1,151,052 shares of the Company’s common stock valued at $155 million based on the closing stock price of $134.96 per share as of Closing Date, which the Company released out of treasury stock. The shares of the Company’s common stock are subject to a lock-up period, which restricts the transfer of the common stock with one-third of the shares released from such restrictions on each of the first, second, and third anniversaries of the Closing Date. The Seller is also entitled up to $450 million in contingent cash consideration upon the achievement of certain gross profit and revenue metrics during the three-year period following the Closing Date. As of the Closing Date, the fair value of the contingent cash consideration was estimated to be $111 million based on a probability-weighted income approach valuation model which uses significant unobservable inputs (Level 3) such as financial forecasts, risk adjusted rates and expected volatility. The contingent consideration is classified as other long-term liabilities in the condensed consolidated balance sheets and is remeasured to fair value at each reporting date, with changes recognized in the statements of income. The estimated range of undiscounted payment in respect of the contingent consideration from no payout to up to $450 million.

During the three months ended March 28, 2026, the Company recognized a fair value adjustment to contingent consideration primarily due to a change in financial forecasts, which was recorded as acquisition, integration and others on the condensed consolidated statements of income. This adjustment resulted in a corresponding increase in other liabilities on the condensed consolidated balance sheets.

The following table presents a reconciliation of the contingent consideration liability.

Amount
(In millions)
Balance as of September 27, 2025	$—
Initial fair value upon acquisition of ZT Systems	111
Change in fair value estimate	59
Balance as of March 28, 2026	$170

The preliminary fair value of the components of the purchase consideration are as follows:

Amount
(In millions)
Cash paid to selling shareholder at close	$1,651
Equity issued to selling shareholder (1)	155
Fair value of contingent consideration - earnout	111
Total purchase consideration	$1,917
Cash acquired from ZT Systems	(295)
Total estimated value of purchase consideration, net of cash acquired	$1,622

(1)     Equity issued to selling shareholder includes $64 million that represents Additional Paid-in Capital.

The acquisition meets the criteria to be accounted for as a business combination using the acquisition method of accounting. The following table sets forth the components and the preliminary allocation of the purchase price, net of measurement period adjustments, of assets acquired and liabilities assumed.

	As Originally Reported	Measurement Period Adjustments	As Adjusted
	(In millions)
Accounts receivables, net of allowances	$1,285	$—	$1,285
Inventories	1,295	(16)	1,279
Prepaid expenses and other current assets	185	—	185
Property, plant and equipment, net	242	(2)	240
Deferred income tax assets	206	(45)	161
Other non-current assets (includes intangible assets of $49 million and $51 million as of March 28, 2026 and December 27, 2025, respectively)	169	(2)	167
Total assets	$3,382	$(65)	$3,317

Accounts payable	875	—	875
Accrued liabilities	553	(13)	540
Deferred revenue and customer advances	439	—	439
Other non-current liabilities	$169	$—	$169
Net assets acquired	$1,346	$(52)	$1,294
Goodwill	$276	$52	$328

Measurement period adjustments to the preliminary purchase price allocation result from new information about facts and circumstances that existed at the acquisition date, but were identified during the current reporting period. These adjustments resulted in a $52 million increase to goodwill during the three months ended March 28, 2026.

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

	Weighted-average Amortization Period	Fair Value
	(In years)	(In millions)
Customer relationships	10	$33
Internally developed software	5	12
Trade name/Trademark	1	4
Total intangible assets		$49

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

From the date of acquisition through March 28, 2026, revenue attributable to ZT Systems, included in the Company’s condensed consolidated statements of operations for the three and six months ended March 28, 2026, was $1.9 billion and $3 billion, respectively. It was impracticable to determine the effect on the Company’s net income attributable to ZT Systems as its operations are being integrated into the Company’s ongoing operations since the date of acquisition.

Acquisition, integration and others consist of fair value adjustment for contingent consideration, professional service fees and expenses for acquisition-related activities. The Company incurred acquisition-related costs of $73 million and $116 million during the three and six months ended March 28, 2026, which are presented as acquisition, integration and others in the accompanying condensed consolidated statements of income. No such costs were incurred during the three months ended March 29, 2025. The condensed consolidated financial statements include the operating results of ZT Systems from the date of the acquisition.

Pro Forma Financial Information

The following pro forma financial information represents a summary of the consolidated results of operations assuming the acquisition had been completed as of September 29, 2024. The pro forma financial information for the three and six months ended March 29, 2025 combines the Company’s historical results with that of ZT System’s results for the period beginning November 1, 2024 through January 31, 2025 and August 1, 2024 through January 31, 2025, respectively, since the Company and ZT Systems have different fiscal years. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results, and includes certain nonrecurring pro forma adjustments related to the accounting effects of the business combination for acquisition, integration and others charges of $116 million and amortization of inventory fair value adjustment of $49 million for the six months ended March 28, 2026.

	Three Months Ended	Six Months Ended
	March 29, 2025	March 28, 2026	March 29, 2025
	(In thousands)	(In thousands)
Pro forma combined:
Net sales	$4,712,830	$7,737,409	$10,256,317
Net income attributable to common shareholders	328,700	157,318	762,451

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture and acquisition of ZT Systems; expected restructuring costs and benefits; the adequacy of our current liquidity and the availability of additional sources of liquidity; the potential impact of any future pandemics on our business, results of operations and financial condition; the potential impact of supply chain shortages and inflation on our business; the future impact of tariffs, export controls and evolving trade policies on our business; future tax rates and tax policies and our expectations concerning developments in the audit by the IRS of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report received by us in November 2023; the expected impact of accounting pronouncements not yet adopted; future repurchases of our common stock; our expectations or beliefs; and assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 90% of our total revenue for the six months ended March 28, 2026. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

Sales to our ten largest customers represent approximately 70% of net sales. Net sales from these customers are derived from multiple segments. Two customers represented 10% or more of our net sales for the three and six months ended March 28, 2026. One customer represented 10% or more of our net sales for the three months ended March 29, 2025 and none for the six months ended March 29, 2025.

One customer represented 10% or more of our gross accounts receivable as of March 28, 2026. Two customers represented 10% or more of our gross accounts receivable as of September 27, 2025.

Acquisition of ZT Systems

On October 27, 2025 (the “Closing Date”), we completed the acquisition of ZT Systems (“ZT Acquisition”) for a purchase consideration of $1.62 billion, consisting of cash of $1.356 billion, net of $295 million cash acquired, and 1,151,052 shares of our common stock valued at $155 million, which we released out of treasury stock. The Seller is also entitled up to $450 million in contingent cash consideration upon the achievement of certain gross profit and revenue metrics during the three-year period following the Closing Date. Additionally, we recognized $170 million fair value of contingent cash consideration liability as of March 28, 2026. As part of the ZT Acquisition, AMD has entered into a strategic relationship with us as a U.S.-based new product introduction (“NPI”) manufacturing partner of choice to accelerate quality and time-to-deployment of AMD AI rack and cluster-scale systems for cloud customers.

Trends and Uncertainties

We believe our end-to-end manufacturing solutions combined with our global supply chain management expertise differentiate us from our competitors and enable us to better serve the needs of OEM customers. However, our business faces many challenges. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche product, service or end market. Although we believe we are well-positioned in each of our key end markets and offer many advantages compared to our competitors, profitably growing revenues are often constrained by intense competition. Additionally, we are impacted by macroeconomic challenges such as tariffs, inflation, supply chain constraints, foreign currency fluctuations, high interest rates, market volatility and recession concerns that have been and could be in the future exacerbated by geopolitical environment such as the conflict in the Middle East and related supply disruptions, tensions between the U.S. and other nations and the war in Ukraine.

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

Business Combinations. Accounting for a business combination requires us to estimate the fair value at the acquisition date, of consideration paid, contractual obligations, contingent consideration and the individual assets acquired and liabilities assumed, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. Contingent consideration is recorded at fair value as of the acquisition date with subsequent adjustments recorded to earnings. Significant judgment along with estimates and assumptions are involved in deriving the fair value of the contingent consideration. We may engage third parties to determine fair value for certain assets such as property, plant and equipment and intangible assets, including assistance with estimating future cash flows, discount rates and comparable market values. Any excess of purchase price consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill and if less than the fair value of assets acquired and liabilities assumed, a gain on bargain purchase is recognized. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets possess varying useful lives, and some may be deemed to have an indefinite useful life. We expense acquisition, integration and others charges as they are incurred, with these costs primarily consisting of advisory, legal, accounting, and other professional and consulting fees, as well as fair value adjustments to contingent consideration.

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

Results of Operations

During the first quarter of 2026, we completed the ZT Acquisition, and the results of this acquisition are included within the IMS segment.

Key Operating Results

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(In thousands)
Net sales	$4,013,271	$1,984,080	$7,202,964	$3,990,428
Gross profit	$353,791	$176,235	$596,153	$344,150
Operating income	$157,008	$91,616	$230,606	$180,226
Net income attributable to common shareholders	$93,646	$64,208	$142,932	$129,211

Net Sales

Sales by end market were as follows:

	Three Months Ended				Six Months Ended
	March 28, 2026	March 29, 2025	Increase/(Decrease)		March 28, 2026	March 29, 2025	Increase/(Decrease)
	(Dollars in thousands)
Industrial and Energy, Medical, Defense and Aerospace, and Automotive and Transportation	$1,242,468	$1,251,218	$(8,750)	(0.7)%	$2,468,250	$2,520,556	$(52,306)	(2.1)%
Communications Networks and Cloud and AI Infrastructure	2,770,803	732,862	2,037,941	278.1%	4,734,714	1,469,872	3,264,842	222.1%
Total	$4,013,271	$1,984,080	$2,029,191	102.3%	$7,202,964	$3,990,428	$3,212,536	80.5%

Net sales increased 102% in the three months ended March 28, 2026 compared to the three months ended March 29, 2025, and 80.5% in the six months ended March 28, 2026 compared to the six months ended March 29, 2025, primarily in the cloud infrastructure end market, driven by the ZT acquisition, new program wins and program ramp-ups in our communications networks and medical end market.

Gross Margin

Gross margin decreased to 8.8% from 8.9% for the three months ended March 28, 2026 and March 29, 2025. Gross margin decreased to 8.3% from 8.6% for the six months ended March 28, 2026 and March 29, 2025. IMS gross margin increased to 8.5% from 7.7% for three months ended March 28, 2026 and March 29, 2025. IMS gross margin increased to 8.6% from 7.8% for the six months ended March 28, 2026 and March 29, 2025. The increase in gross margin is driven by the ZT acquisition. CPS gross margin decreased to 11.6% from 13.9% for the three months ended March 28, 2026 and March 29, 2025. CPS gross margin decreased to 12.2% from 13.2% for the six months ended March 28, 2026 and March 29, 2025. The change in gross margin is due to customer mix.

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

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 28, 2026 and March 29, 2025 were $114 million and $76 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 2.8% and 3.8% for the three months ended March 28, 2026 and March 29, 2025, respectively. The increase in absolute dollars was primarily due to costs related to the ZT acquisition and stock compensation expense from new equity grants and variable compensation.

Selling, general and administrative expenses for the six months ended March 28, 2026 and March 29, 2025 were $228 million and $147 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.2% and 3.7% for the six months ended March 28, 2026 and March 29, 2025, respectively. The increase in absolute dollars was primarily due to the ZT acquisition and stock-based compensation expense from new equity grants and variable compensation.

Research and Development

Research and development expenses were $8 million and $7 million for three months ended March 28, 2026 and March 29, 2025, respectively. As a percentage of net sales, research and development expenses were 0.2% and 0.4% for three months ended March 28, 2026 and March 29, 2025, respectively. Research and development expenses were $17 million and $14 million for six months ended March 28, 2026 and March 29, 2025, respectively. As a percentage of net sales, research and development expenses were 0.2% and 0.4% for six months ended March 28, 2026 and March 29, 2025, respectively. Research and development expenses remain consistent as a percentage of revenues for both the reporting periods.

Acquisition, Integration and Others

Acquisition, integration and others were $73 million and $116 million for the three and six months ended March 28, 2026 respectively, and were related to the ZT Acquisition. Acquisition, integration and others for the three months ended March 28, 2026 primarily consist of a fair value adjustment of $59 million for contingent consideration and acquisition, integration and others for the six months ended March 28, 2026 primarily consists of a fair value adjustment of $59 million for contingent consideration and professional service fees of $45 million.

There were no such charges for the three and six months ended March 29, 2025.

Interest Expense

Interest expense was $32 million and $5 million for the three months ended March 28, 2026 and March 29, 2025, respectively and $57 million and $10 million for the six months ended March 28, 2026 and March 29, 2025, respectively. The increase in interest expense for both periods is primarily due to interest incurred on the new term loans with higher aggregate borrowing amount of $2.2 billion compared to $0.3 billion for the three and six months ended March 29, 2025.

Provision for Income Taxes

Provision for income taxes for the three months ended March 28, 2026 and March 29, 2025 was $33 million (25% of income before taxes) and $18 million (20% of income before taxes), respectively. The effective tax rate was higher for the three months ended March 28, 2026 primarily due to change in the jurisdictional mix of earnings and non-deductible acquisition related charges.

Provision for income taxes for the six months ended March 28, 2026 and March 29, 2025 was $43 million (22% of income before taxes) and $33 million (19% of income before taxes), respectively. The effective tax rate was higher for the six months ended March 28, 2026 primarily due to a change in the jurisdictional mix of earnings and non-deductible acquisition related charges.

Liquidity and Capital Resources

	Six Months Ended
	March 28, 2026	March 29, 2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$577,486	$220,796
Investing activities	(1,491,613)	(12,899)
Financing activities	1,574,103	(146,858)
Effect of exchange rate changes	(412)	(179)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	$659,564	$60,860

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

	As of
	March 28, 2026	September 27, 2025
Days in accounts receivable (1)	50	60
Contract asset days (2)	11	18
Days in inventory (3)	74	94
Days in accounts payable (4)	62	75
Customer inventory advances days (5)	22	40
Cash cycle days (6)	51	57
Net inventory turns (7)	7	7

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

Cash and cash equivalents were $1.6 billion as of March 28, 2026 and $926 million as of September 27, 2025. Restricted cash and cash equivalents as of March 28, 2026 were $50 million. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $3.2 billion and $2.0 billion as of March 28, 2026 and September 27, 2025, respectively.

Net cash provided by operating activities was $577 million for the six months ended March 28, 2026. Our working capital metrics tend to fluctuate from quarter to quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the six months ended March 28, 2026, we generated $437 million of cash from earnings, excluding non-cash items, and $141 million of cash due primarily due to decreases in accounts receivables, inventories, and accrued liabilities and other. The decrease in accounts receivable, inventories, and accrued liabilities was due to timing of customer payments and settlements, and inventory sell-through.

Net cash used in investing activities was $1.5 billion for the six months ended March 28, 2026. During the six months ended March 28, 2026, we used $1.4 billion for the ZT Acquisition, used $144 million of cash for capital expenditures and received $9 million from the sale of certain equity investments.

Net cash provided by financing activities was $1.6 billion for the six months ended March 28, 2026. During the six months ended March 28, 2026, we borrowed $2.2 billion for the ZT Acquisition and incurred $29 million of debt issuance costs, used $239 million of cash to repurchase common stock, withheld $56 million payments to tax authorities for stock-based compensation activity and repaid $302 million of borrowings.

New Credit Facility

As of March 28, 2026, there were $2.2 billion loans outstanding under the New Credit Facility. Additionally, $9 million of letters of credit were outstanding. Under the New Credit Facility, we have $600 million available to borrow under Term Loan A and $1.5 billion available to borrow under the revolving credit facility.

The New Credit Facility requires us to comply with certain financial covenants, namely (i) a minimum consolidated cash interest coverage ratio of not less than 3.00 to 1.00 and (ii) a maximum consolidated total net leverage ratio of not greater than 4.00 to 1.00, in each case, measured at the end of each fiscal quarter on the basis of a trailing 12-month look-back period. In addition, the New Credit Facility requires us to comply with customary affirmative and negative covenants which limit our ability and our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, prepay subordinated indebtedness and sell assets, subject to certain exceptions and baskets. The New Credit Facility also includes covenants that require us to file quarterly and annual financial statements with the SEC on a timely basis. As of March 28, 2026, we were in compliance with all these covenants. See Note 5, “Debt” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

Other Liquidity Matters

During the six months ended March 28, 2026, we repurchased 1.6 million shares of our common stock for $239 million under stock repurchase programs authorized by our Board of Directors. Subsequent to the end of the second quarter of 2026, our Board of Directors authorized the repurchase of up to $600 million of our common stock in the open market or in negotiated private transactions. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As of March 28, 2026, the amount available under these programs is immaterial.

We are party to a Receivables Purchase Agreement, as amended (the “RPA”), with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the New Credit Facility, the percentage of our total trade receivables that can be sold and outstanding at any time is 50%. Therefore, as of March 28, 2026, a maximum of $1.3 billion of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

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

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of March 28, 2026, we had accrued liabilities of $38 million related to such matters. Additionally, we recognized a $170 million contingent cash consideration liability arising from the ZT Systems acquisition which is classified as other long-term liabilities in the condensed consolidated balance sheets. The estimated range of undiscounted payment in respect of the contingent consideration from no payout to $450 million. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of March 28, 2026, we had a liability of $52 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock.

We generated $577 million of cash from operations for the six months ended March 28, 2026. Our primary sources of liquidity as of March 28, 2026 consisted of (1) cash and cash equivalents of $1.6 billion (an aggregate of $259 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”) and Sanmina SCI Technology Private Limited, our existing Indian manufacturing entity, which is designated to fund its operations use); (2) our New Credit Facility, under which $1.5 billion, net of outstanding borrowings and letters of credit, and $600 million of the term loan A were available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations.

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

As of March 28, 2026, 58% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Information regarding our contractual obligations was provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. There were no material changes in our contractual obligations as of March 28, 2026.

Off-Balance Sheet Arrangements

As of March 28, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that occurred during the quarter ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZT Systems Acquisition

As previously disclosed, we completed the acquisition of ZT Systems on October 27, 2025 and are currently in the process of integrating ZT System’s operations, control processes and information systems into our systems and control environment. As permitted by the SEC guidance for newly acquired businesses, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Management plans to exclude ZT Systems from its assessment of internal control over financial reporting for the current fiscal year. ZT Systems accounted for 28% of our total assets (excluding goodwill and intangibles) as of March 28, 2026, and 47% and 41% or our total net revenue for the three and six months ended March 28, 2026, respectively.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 28, 2026, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. If we violate environmental laws or if we own or operate, or owned or operated in the past, a site at which we or a predecessor company caused contamination or directed the disposal of hazardous substances, we may be held liable for damages and the costs of remedial actions. For example, in April 2023, a court issued a ruling finding us and other defendants liable for certain investigation and remediation costs relating to a site owned by a predecessor company in Southern California at which a disposal was alleged to have occurred, which claim has since been settled. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

As of March 28, 2026, approximately 40% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

Strategic Transaction Risks

We may not be successful in implementing and integrating strategic transactions, including the acquisition of ZT Systems, or in divesting assets or businesses, which could harm our operating results; we could become required to book a charge to earnings should we determine that goodwill and other acquired assets are impaired.

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

Our ability to realize any of the anticipated benefits from the acquisition of ZT Systems depends on us successfully integrating ZT Systems into our business and executing on our business plan to support large scale data center rack deployments. If we cannot successfully integrate or are delayed in integrating newly acquired businesses or fail to execute our business plan, it would negatively impact our ability to manufacture new products for and to grow our business, which would materially adversely affect our financial condition, results of operations or cash flows. Even if ZT Systems is successfully integrated, the benefits of such acquisition may not be realized within the anticipated time frame or at all. In addition, as part of the ZT acquisition, we entered into a strategic relationship with AMD to become the preferred NPI manufacturing partner for AMD’s rack and cluster-scale AI solutions. The success of the ZT acquisition depends in part on success of the products of AMD achieving acceptance in the AI marketplace. No assurance can be made that this relationship will result in the acceleration of deployment of our solutions or that it will enable us to accelerate production and validation timelines for hyperscale deployment. Failure to successfully implement this initiative, or the failure of this initiative to produce the results we anticipate, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2025, as part of the consideration paid to AMD Design, LLC for all of the issued and outstanding equity interests of ZT Group Int’l, Inc. pursuant to that certain Equity Purchase Agreement, dated May 18, 2025, (the “Purchase Agreement”), we issued to AMD an aggregate of 1.2 million shares of our common stock, $0.01 par value per share. The shares were issued in a private placement transaction and are subject to transfer restrictions that lapse over a three-year period as described in the Purchase Agreement. The issuance of the shares was made in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933.

The table below sets forth information regarding our repurchases of our common stock during the second quarter of 2026:

Period (1)	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE (2)	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAMS (3)	MAXIMUM DOLLAR VALUE OF SHARES THAT MAY YET BE PURCHASED UNDER THE PROGRAMS (2)
Month #1
December 28, 2025 through January 24, 2026	—	$—	—	$159,819,834
Month #2
January 25, 2026 through February 21, 2026	1,077,556	$148.31	1,077,556	$8,875
Month #3
February 22, 2026 through March 28, 2026	—	$—	—	$8,875
Total	1,077,556	$150.13	1,077,556

(1)     All months shown are our fiscal months.

(2)     Amounts do not include commission or excise tax payable on shares repurchased. The total average price paid per share is a weighted average based on the total number of shares repurchased during the period.

(3)     During the second quarter of fiscal 2025, our Board of Directors authorized us to repurchase up to $300 million of our common stock in the open market or in negotiated private transactions. Subsequent to our second quarter of fiscal 2026, our Board of Directors authorized the repurchase of up to $600 million of our common stock. This program has no expiration date.

Item 5. Other Information

During the quarter ended March 28, 2026, the following officers, as defined in Rule 16a-1(f), adopted “Rule 10b5-1 trading arrangements” as defined in Regulation S-K Item 408 as follows.

On January 28, 2026, Vishnu Venkatesh, Senior Vice President, Finance and Controller of the Company, adopted a Rule 10b5-1 trading arrangement with respect to the sale of up to 7,500 shares of common stock of the Company, prior to withholding for taxes, issuable upon vesting of certain time-based restricted stock units previously issued to Mr. Venkatesh. This plan terminates on January 28, 2027 or at such time all shares under such plan are sold and is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Exchange Act.

On February 24, 2026, Alan Reid, Executive Vice President, Global Human Resources of the Company, adopted a Rule 10b5-1 trading arrangement with respect to the sale of up to 5,000 shares of common stock of the Company held by him. This plan terminates on February 24, 2027 or at such time all shares under such plan are sold and is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Exchange Act.

On February 27, 2026, Jonathan Faust, Executive Vice President and Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading arrangement with respect to the sale of up to (i) 10,076 shares of common stock of the Company held by him, (ii) 27,750 shares of common stock of the Company, prior to withholding for taxes, issuable upon vesting of certain time-

based restricted stock units previously issued to Mr. Faust and (iii) all of the shares common stock of the Company, prior to withholding for taxes, issuable upon vesting of certain performance-based restricted stock units previously issued to Mr. Faust, the gross target number of such shares being 30,000. This plan terminates on February 26, 2027 or at such time all shares under such plan are sold and is intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Exchange Act.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended March 28, 2026.

Item 6. Exhibits

Exhibit Number	Description

2.1*#	Equity Purchase Agreement dated as of May 18, 2025, by and among Sanmina Corporation, Advanced Micro Devices, Inc., AMD Design, LLC, and ZT Group Int’l, Inc.

10.11**	2019 Equity Incentive Plan, as amended.

31.1**	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2***	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________

# Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K under the Securities Act of 1933. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

* Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on May 19, 2025.

**    Filed herewith.

***    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	April 27, 2026

		By:	/s/ JONATHAN FAUST
Jonathan Faust
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2026