Form 10-Q
period 2026-06-27
SANMINA CORP
filed 2026-07-27
CIK 897723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]    No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐  No [x]
As of July 20, 2026, there were 53,597,356 shares outstanding of the issuer’s common stock, $0.01 par value per share.

SANMINA CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements (Unaudited)

SANMINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 27, 2026	September 27, 2025
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,844,942	$926,267
Accounts receivable, net of allowances of approximately $8 million as of June 27, 2026 and September 27, 2025	1,986,682	1,400,129
Contract assets	522,364	425,944
Inventories	3,152,247	1,988,462
Prepaid expenses and other current assets	322,179	124,656
Total current assets	7,828,414	4,865,458
Property, plant and equipment, net	1,051,414	682,354
Deferred income tax assets	320,224	171,218
Goodwill	121,889	30,386
Other assets	417,793	108,757
Total assets	$9,739,734	$5,858,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,452,745	$1,578,895
Accrued liabilities	366,525	179,605
Deferred revenue and customer advances	1,149,752	878,474
Accrued payroll and related benefits	212,858	167,541
Short-term debt, including current portion of long-term debt	215,000	17,500
Total current liabilities	4,396,880	2,822,015
Long-term liabilities:
Long-term debt	1,957,310	282,974
Other liabilities	625,919	214,021
Total long-term liabilities	2,583,229	496,995
Commitments and contingencies (Note 8)
Stockholders’ equity	2,759,625	2,539,163
Total liabilities and stockholders’ equity	$9,739,734	$5,858,173

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(Unaudited)
	(In thousands, except per share data)
Net sales	$3,464,016	$2,041,562	$10,666,980	$6,031,990
Cost of sales	3,100,711	1,860,512	9,707,522	5,506,790
Gross profit	363,305	181,050	959,458	525,200

Operating expenses:
Selling, general and administrative	109,331	69,542	337,766	216,700
Research and development	8,267	8,078	24,916	22,418
Acquisition, integration and others	21,075	7,080	137,022	7,080
Amortization of intangibles	1,831	—	4,883	—
Restructuring	1,576	473	3,040	2,899
Total operating expenses	142,080	85,173	507,627	249,097

Operating income	221,225	95,877	451,831	276,103

Interest income	9,800	4,200	26,291	11,319
Interest expense	(32,464)	(4,981)	(89,324)	(14,961)
Other income (expense), net	(6,809)	(3,686)	(4,326)	(6,370)
Interest and other, net	(29,473)	(4,467)	(67,359)	(10,012)

Income before income taxes	191,752	91,410	384,472	266,091
Provision for income taxes	66,444	18,522	109,594	51,804
Net income before noncontrolling interest	125,308	72,888	$274,878	$214,287
Less: Net income attributable to noncontrolling interest	8,179	4,272	14,817	16,460
Net income attributable to common shareholders	$117,129	$68,616	$260,061	$197,827

Net income attributable to common shareholders per share:
Basic	$2.17	$1.28	$4.81	$3.66
Diluted	$2.12	$1.26	$4.71	$3.58

Weighted-average shares used in computing per share amounts:
Basic	53,861	53,614	54,118	54,074
Diluted	55,133	54,493	55,254	55,285

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(Unaudited)
	(In thousands)
Net income before noncontrolling interest	$125,308	$72,888	$274,878	$214,287
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(2,821)	6,045	(3,705)	3,548
Defined benefit pension plans	(308)	(217)	383	114
Derivative financial instruments:
Change in net unrealized amount	8,526	2,643	30,804	2,702
Amount reclassified into net income before noncontrolling interest	(4,179)	(3,771)	(10,901)	(1,975)
Total other comprehensive income (loss), net of tax	1,218	4,700	16,581	4,389
Comprehensive income before noncontrolling interest	$126,526	$77,588	$291,459	$218,676
Less: Net income attributable to noncontrolling interest	8,179	4,272	14,817	16,460
Comprehensive income attributable to common shareholders	$118,347	$73,316	$276,642	$202,216

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(Unaudited)
	(In thousands)
Common Stock and Additional Paid-in Capital
Balance, beginning of period	$6,754,366	$6,607,981	$6,642,232	$6,576,899
Common stock issued	—	—	64,449	—
Stock-based compensation expense	24,817	16,081	72,502	47,163
Balance, end of period	6,779,183	6,624,062	6,779,183	6,624,062
Treasury Stock
Balance, beginning of period	(2,100,788)	(1,877,658)	(1,896,367)	(1,739,550)
Common stock issued	—	—	90,898	—
Repurchases of treasury stock	—	(13,491)	(239,244)	(113,944)
Tax withholding on stock-based compensation	(3,527)	(892)	(59,602)	(38,547)
Balance, end of period	(2,104,315)	(1,892,041)	(2,104,315)	(1,892,041)
Accumulated Other Comprehensive Income
Balance, beginning of period	84,983	66,430	69,620	66,741
Other comprehensive income (loss), net of tax	1,218	4,700	16,581	4,389
Balance, end of period	86,201	71,130	86,201	71,130
Accumulated Deficit
Balance, beginning of period	(2,318,647)	(2,578,261)	(2,461,579)	(2,707,472)
Net income attributable to common shareholders	117,129	68,616	260,061	197,827
Balance, end of period	(2,201,518)	(2,509,645)	(2,201,518)	(2,509,645)
Noncontrolling Interest
Balance, beginning of period	191,895	177,078	185,257	164,890
Net income attributable to noncontrolling interest	8,179	4,272	14,817	16,460
Balance, end of period	200,074	181,350	200,074	181,350
Total stockholders’ equity	$2,759,625	$2,474,856	$2,759,625	$2,474,856

Common Stock Shares Outstanding
Number of shares, beginning of period	115,499	114,362	114,561	113,117
Issuances under stock plans	59	38	997	1,283
Number of shares, end of period	115,558	114,400	115,558	114,400
Treasury Shares
Number of shares, beginning of period	(61,943)	(60,911)	(61,157)	(59,196)
Common stock issued	—	—	1,151	—
Repurchases of treasury stock	—	(197)	(1,593)	(1,435)
Tax withholding on stock-based compensation	(21)	(11)	(365)	(488)
Number of shares, end of period	(61,964)	(61,119)	(61,964)	(61,119)

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 27, 2026	June 28, 2025
	(Unaudited)
	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income before noncontrolling interest	$274,878	$214,287
Adjustments to reconcile net income before noncontrolling interest to cash provided by (used in) operating activities:
Depreciation and intangibles amortization	134,817	89,813
Stock-based compensation expense	72,502	47,163
Deferred income taxes	54,976	6,990
Amortization of inventory fair value adjustment	49,000	—
Change in fair value of contingent consideration	72,000	—
Gain on sale of investment	(4,710)	—
Other, net	4,846	(5,242)
Changes in operating assets and liabilities:
Accounts receivable	699,074	(43,171)
Contract assets	(96,421)	(27,630)
Inventories	78,971	(144,798)
Prepaid expenses and other assets	(220,260)	2,874
Accounts payable	(11,395)	(27,580)
Deferred revenue and customer advances	(168,185)	309,591
Accrued liabilities and other	(238,116)	(719)
Cash provided by operating activities	701,977	421,578
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(244,441)	(84,890)
Cash paid for business acquisition, net of cash acquired	(1,114,152)	—
Purchases of investments	—	(14,700)
Proceeds from sale of investments	8,710	49,309
Other, net	245	4,718
Cash used in investing activities	(1,349,638)	(45,563)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(301,875)	(13,125)
Proceeds from long-term debt	2,200,000	—
Proceeds from revolving credit facility borrowings	94,925	512,700
Repayments of revolving credit facility borrowings	(94,925)	(512,700)
Debt issuance costs	(29,341)	—
Repurchases of common stock	(239,244)	(113,944)
Payments for tax withholding on stock-based compensation	(59,602)	(38,547)
Cash provided by (used in) financing activities	1,569,938	(165,616)

Effect of exchange rate changes	(1,278)	1,461
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	920,999	211,860
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	966,220	625,860
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,887,219	$837,720

Cash paid during the period for:
Interest, net of capitalized interest	$72,114	$12,678
Income taxes, net of refunds	$87,134	$67,426
Unpaid purchases of property, plant and equipment at the end of period	$65,528	$34,805
Issuance of common stock for the acquisition of ZT Systems	$155,346	$—

See accompanying notes to condensed consolidated financial statements.

SANMINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Sanmina Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to those rules or regulations. The interim condensed consolidated financial statements are unaudited, but reflect all adjustments, consisting primarily of normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 27, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 13, 2025.

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

Results of operations for the third quarter of fiscal 2026 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The Company operates on a 52- or 53-week year ending on the Saturday nearest September 30. Fiscal 2025 was a 52-week year and fiscal 2026 will be a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

Beginning in the first quarter of 2026, the Company presented goodwill, which was previously included within other assets, as a separate line item on the condensed consolidated balance sheets and the related prior period balances have been reclassified to conform to the current period presentation.

Acquisition of ZT Systems

On May 18, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with ZT Group Int’l, Inc. (“ZT Systems”), AMD Design, LLC, a Delaware limited liability company and wholly owned subsidiary of Advanced Micro Devices, Inc. (“AMD”) and owner of 100% of the equity interests of ZT Systems, and AMD, a Delaware corporation. On October 27, 2025 (the “Closing Date”), pursuant to the Purchase Agreement, the Company completed its acquisition of all of the equity interests of ZT Systems, a manufacturer of artificial intelligence (“AI”) and general purpose computer infrastructure for hyperscale computing companies. ZT Systems’ financial results are included within the Integrated Manufacturing Solutions (“IMS”) segment.

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

Note 2. Balance Sheet Details

Cash and Cash Equivalents

Reconciliation of cash and cash equivalents to condensed consolidated statements of cash flows is as follows.

	As of
	June 27, 2026	September 27, 2025
	(In thousands)
Cash and cash equivalents	$1,844,942	$926,267
Restricted cash (1)	3,457	—
Restricted cash equivalents (2)	38,820	39,953
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$1,887,219	$966,220

(1)     Restricted cash consists of cash deposit in accounts subject to lockbox arrangement to satisfy deposit requirements related to letters of credits for purchases. These cash deposits are recorded in prepaid expenses and other current assets, and other assets on the condensed consolidated balance sheets.

(2)    Represents money market funds related to deferred compensation plan. Due to the restrictions on the distributions of these funds, the amount is considered restricted and recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventories

Components of inventories were as follows:

	As of
	June 27, 2026	September 27, 2025
	(In thousands)
Raw materials	$2,855,046	$1,984,403
Work-in-process	162,934	1,661
Finished goods	134,267	2,398
Total	$3,152,247	$1,988,462

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

The Company procures certain components for manufacturing of the finished products at the direction of the customers and evaluates whether it acts as a principal or an agent under these customer contracts. If the Company concludes that it does not control the components before they are transferred to the customer, then it accounts for the revenue and associated cost of sales on a net basis.

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

Changes in the Company’s estimates of transaction price and/or costs to complete result in a favorable or unfavorable impact to revenue and operating income. The impact of changes in estimates on revenue and operating income resulting from application of the cost-to-cost method for recognizing revenue was as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue	(In thousands)
Favorable	$2,549	$5,694	$12,018	$17,309
Unfavorable	(1,656)	(762)	(4,416)	(2,811)
Net	$893	$4,932	$7,602	$14,498

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating income	(In thousands)
Favorable	$3,631	$6,071	$15,372	$17,903
Unfavorable	(3,429)	(9,095)	(9,410)	(15,427)
Net	$202	$(3,024)	$5,962	$2,476

The following table presents revenue disaggregated by segment, market sector and geography.

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In thousands)
Segments:
Reportable segment - IMS	$2,947,574	$1,639,258	$9,299,140	$4,842,513
Other segments - Components, Products and Services (“CPS”)	$516,442	$402,304	$1,367,840	$1,189,477
Total	$3,464,016	$2,041,562	$10,666,980	$6,031,990

End Markets:
Industrial and Energy, Medical, Defense and Aerospace, and Automotive and Transportation	$1,315,603	$1,255,297	$3,783,853	$3,775,853
Communications Networks and Cloud and AI Infrastructure	$2,148,413	$786,265	$6,883,127	$2,256,137
Total	$3,464,016	$2,041,562	$10,666,980	$6,031,990

Geography:
Americas (1)	$2,392,129	$1,210,923	$7,766,089	$3,445,419
APAC	$725,206	$612,363	$2,010,915	$1,928,712
EMEA	$346,681	$218,276	$889,976	$657,859
Total	$3,464,016	$2,041,562	$10,666,980	$6,031,990

Percentage of net sales represented by ten largest customers	62%	53%	67%	51%
Number of customers representing 10% or more of net sales and primarily related to IMS	1	—	2	—
(1)    The U.S. represents approximately 59% and 29% of Americas net sales for the three months ended June 27, 2026 and June 28, 2025, respectively and Mexico represents approximately 40% and 68% of Americas net sales for the three months ended June 27, 2026 and June 28, 2025, respectively.
The U.S. represents approximately 64% and 30% of Americas net sales for the nine months ended June 27, 2026 and June 28, 2025, respectively and Mexico represents approximately 35% and 67% of Americas net sales for the nine months ended June 27, 2026 and June 28, 2025, respectively.

One customer represented 10% or more of the Company’s gross accounts receivable as of June 27, 2026. Two customers represented 10% or more of the Company’s gross accounts receivable as of September 27, 2025.

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

Deferred Revenue and Customer Advances

As of June 27, 2026 and September 27, 2025, customer advances for raw materials inventory of $944 million and $852 million, respectively, were recorded under deferred revenue and customer advances in the condensed consolidated balance sheets. These customer advances received by the Company as an advance on customer-specific raw materials acquired at the customer’s request are not designed as a financing arrangement and do not contain any interest or repayment terms.

Deferred revenue is recognized when the Company has received payments from its customers in advance of performance. As of June 27, 2026, deferred revenue was $180 million and primarily represents warranty service obligations. Deferred revenue as of September 27, 2025 was $16 million.

Note 4. Financial Instruments

Fair Value Measurements

Fair Value of Financial Instruments

The fair values of cash equivalents (represents 9% of cash and cash equivalents), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and short-term debt approximate carrying values due to the short-term duration of these instruments. Additionally, the fair value of variable rate long-term debt approximates carrying value as of June 27, 2026. The Company’s cash equivalents are classified as Level 1 in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s deferred compensation plan and defined benefit plan assets are measured at fair value using Level 1 input on a recurring basis. Defined benefit plan assets were $18 million as of September 27, 2025 and are measured at fair value in the fourth quarter of each year only. As of June 27, 2026, deferred compensation plan assets recorded in prepaid expenses and other current assets as restricted cash equivalents, and other assets on the condensed consolidated balance sheets were $39 million and $11 million, respectively. As of September 27, 2025, deferred compensation plan assets recorded in prepaid expenses and other current assets as restricted cash equivalents, and other assets on the condensed consolidated balance sheets were $40 million and $10 million, respectively. As of June 27, 2026 and September 27, 2025, deferred compensation plan liabilities were $61 million and $54 million, respectively, and recorded in other liabilities on the condensed consolidated balance sheets.

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

The following table presents the location and fair value of derivative financial instruments included in our condensed consolidated balance sheets as of June 27, 2026.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$49	$—	$360	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$730	$—	$9,027	$—
Derivatives designated as accounting hedges: interest rate swaps	Level 2	$8,340	$18,518	$—	$—
Derivative not designated as accounting hedge: total return swaps	Level 2	$—	$—	$1,237	$—

The following table presents the location and fair value of derivative financial instruments included in our condensed consolidated balance sheets as of September 27, 2025.

	Fair Value Measurements Using Level 1, Level 2, or Level 3	Prepaid Expenses and Other Current Assets	Other Assets	Accrued Liabilities	Other Liabilities
		(In thousands)
Derivatives designated as accounting hedges: foreign currency forward contracts	Level 2	$74	$—	$21	$—
Derivatives not designated as accounting hedges: foreign currency forward contracts	Level 2	$4,352	$—	$622	$—
Derivatives designated as accounting hedges: interest rate swaps	Level 2	$1,156	$108	$—	$446
Derivative not designated as accounting hedge: total return swaps	Level 2	$973	$—	$—	$—

Derivative Instruments

The Company had the following outstanding derivative contracts that were entered into to hedge foreign currency, interest rate and deferred compensation plan liability exposures:

	As of
	June 27, 2026	September 27, 2025
	(In thousands, except number of contracts)
Foreign Currency Forward Contracts:
Derivatives Designated as Accounting Hedges:
Notional amount	$152,356	$131,061
Number of contracts	45	45
Derivatives Not Designated as Accounting Hedges:
Notional amount	$519,970	$490,506
Number of contracts	38	42
Interest Rate Swaps:
Derivatives Designated as Accounting Hedges:
Notional amount	$1,450,000	$300,000
Number of contracts	17	6
Total Return Swaps:
Derivatives Not Designated as Accounting Hedges:
Notional amount	$60,836	$54,298
Number of contracts	1	1

Foreign Currency Forward Contracts

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed by using derivative instruments is foreign currency exchange risk.

Forward contracts on various foreign currencies are used to manage foreign currency risk associated with forecasted foreign currency transactions and certain monetary assets and liabilities denominated in non-functional currencies. The Company’s primary foreign currency exposures are in India, Mexico and China.

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

Interest Rate Swaps

The Company enters into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate (“SOFR”) associated with anticipated variable rate borrowings. These interest rate swaps have maturity dates of September 27, 2027 and October 31, 2030 and effectively convert a portion of the Company’s variable interest rate obligations to fixed interest rate obligations. These swaps are accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. The aggregate effective interest rate of these swaps as of June 27, 2026 was approximately 4.9%.

Total Return Swaps

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

Note 5. Debt

Long-term debt consisted of the following:

	As of
	June 27, 2026	September 27, 2025
	(In thousands)
Term Loan Due 2027, net of issuance costs	$—	$300,474
Term Loan A, net of issuance costs	1,382,295	—
Term Loan B, net of issuance costs	790,015	—
Total long-term debt	2,172,310	300,474
Less: Current portion
Term Loan Due 2027	—	17,500
Term Loan A	175,000	$—
Term Loan B	40,000	$—
Long-term portion	$1,957,310	$282,974

Term Loan maturities by fiscal year are as follows:

As of
June 27, 2026
(In thousands)
Remainder of 2026	$86,000
2027	172,000
2028	312,000
2029	312,000
2030	444,000
2031	242,000
2032 and thereafter	632,000
$2,200,000

On October 27, 2025, the Term Loan Due 2027 was fully repaid and the bridge loan facility that was secured to temporarily finance the acquisition was terminated in its entirety.

On July 29, 2025, the Company entered into a credit agreement (the “New Credit Facility”) that provided for senior secured credit facilities in an aggregate of $3.5 billion, consisting of a $1.5 billion revolving credit facility and a $2.0 billion senior secured term loan A facility (“Term Loan A”).

The New Credit Facility provides that loans under the Revolving Credit Facility and Term Loan A will bear interest at the Company’s option, at either the SOFR or a base rate, in each case plus a spread determined based on the Company’s total net leverage ratio with applicable margins ranging from 1.375% to 2% for term SOFR loans and from 0.375% to 1% for base rate loans. Interest on loans is payable quarterly in arrears with respect to base rate loans and at the end of an interest period in the case of SOFR loans. The outstanding aggregate principal amount, together with any accrued and unpaid interest, is due on October 27, 2030. The Company is required to repay a portion of the aggregate principal amount of such facility equal to the following percentages in quarterly installments. From the initial funding date through the second anniversary the Company will repay 2.5% of the principal in quarterly installments. After the second anniversary through the fourth anniversary the Company will repay 5% of the principal in quarterly installments. After the fourth anniversary through the maturity date, the Company will repay 10% of the principal in quarterly installments with the remaining balance due on the maturity date. The obligations under the New Credit Facility are secured by first-priority liens on substantially all of the assets of the Company and the subsidiary guarantors, subject to certain exceptions and thresholds.

On October 27, 2025, the Company executed an amendment to increase the New Credit Facility to include an $800 million senior secured term loan B facility (“Term Loan B”). On May 27, 2026, the Company executed a subsequent amendment to reduce the Term Loan B interest rate to either SOFR plus 1.75% or base rate plus 0.75%. The outstanding principal amount of Term Loan B, together with accrued and unpaid interest, is due on October 27, 2032. The Company is required to repay 1% of the original principal amount of Term Loan B in quarterly installments with the remaining outstanding principal balance due on the maturity date.

As of June 27, 2026, there were $2.2 billion of loans outstanding under the New Credit Facility. Additionally, $12 million in letters of credit were outstanding. Under the New Credit Facility, the Company has $600 million available to borrow under Term Loan A and $1.5 billion available to borrow under the revolving credit facility.

Foreign Short-term Borrowing Facilities

As of June 27, 2026, certain of the Company’s foreign subsidiaries had a total of $71 million of uncommitted short-term borrowing facilities available, under which no borrowings were outstanding.

Debt Covenants

The New Credit Facility requires the Company to comply with certain financial covenants, namely (i) a minimum consolidated cash interest coverage ratio of not less than 3.00 to 1.00 and (ii) a maximum consolidated total net leverage ratio of not greater than 4.00 to 1.00, in each case, measured at the end of each fiscal quarter of the Company on the basis of a trailing 12-month look-back period. In addition, the New Credit Facility requires the Company to comply with customary affirmative and negative covenants which limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, prepay subordinated indebtedness and sell assets, subject to certain exceptions and baskets. The New Credit Facility also includes covenants that require the Company to file quarterly and annual financial statements with the SEC on a timely basis. The Company was in compliance with these covenants as of June 27, 2026.

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

ROU assets and lease liabilities recorded in the condensed consolidated balance sheets are as follows:

	As of
	June 27, 2026	September 27, 2025
	(In thousands)
Other assets	$248,877	$67,808

Accrued liabilities	$47,787	$21,725
Other long-term liabilities	212,806	36,022
Total lease liabilities	$260,593	$57,747

Weighted average remaining lease term (in years)	6.75	11.94
Weighted average discount rate	4.9%	4.2%

Lease expense and supplemental cash flow information related to operating leases are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In thousands)
Operating lease expense (1)	$20,583	$7,898	$44,791	$23,486

			Nine Months Ended
			June 27, 2026	June 28, 2025
			(In thousands)
Cash paid for operating lease liabilities			$35,217	$19,180

Right-of-use assets obtained in exchange for lease liabilities			$146,591	$1,493
(1)     Includes immaterial amounts of short-term leases and sublease income.

Future lease payments under non-cancelable operating leases as of June 27, 2026, by fiscal year, are as follows:

Operating Leases
(In thousands)
Remainder of 2026	$14,878
2027	59,628
2028	47,433
2029	39,232
2030	35,922
Thereafter	112,392
Total lease payments	309,485
Less: imputed interest	48,892
Total	$260,593

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

Trade receivables sold and discount on trade receivables sold under these programs are as follows:

	Nine Months Ended
	June 27, 2026	June 28, 2025
	(In thousands)
Trade receivables sold	$486,745	$237,513

Discount on trade receivables (1)	$3,051	$1,284

(1)    Recorded in other income (expense), net in the condensed consolidated statements of income

Trade receivables sold under the RPA and subject to servicing by the Company that remained outstanding and uncollected and collected as of June 27, 2026 are as follows:

	As of
	June 27, 2026	September 27, 2025
	(In thousands)
Outstanding and uncollected	$190,086	$12,813

Outstanding and collected (1)	$1,089	$187

(1)    Amount collected but not yet remitted to bank as of June 27, 2026 and September 27, 2025 is classified in accrued liabilities on the condensed consolidated balance sheets.

Note 8. Commitments and Contingencies

From time to time, the Company is a party to litigation, claims and other contingencies, including environmental, regulatory and employee matters and examinations and investigations by governmental agencies, which arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount of loss is reasonably estimable in accordance with ASC Topic 450, Contingencies, or other applicable accounting standards. As of June 27, 2026 and September 27, 2025, the Company had estimated liabilities of $48 million and $39 million, respectively, for environmental matters, warranty, litigation and other contingencies (excluding reserves for uncertain tax positions), which the Company believes are adequate. These reserves are included in accrued liabilities and other liabilities on the condensed consolidated balance sheets. Additionally, the Company recognized a $183 million contingent cash consideration liability arising from the ZT Systems acquisition which is classified as other liabilities in the condensed consolidated balance sheets. See Note 13, “Business Combination” of the notes to the Condensed Consolidated Financial Statements contained in this report for details. There can be no assurance that the Company’s reserves will be sufficient to settle these contingencies.

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

In May 2023, the Company and its SCI Technology, Inc. subsidiary (“SCI”) received Civil Investigative Demands (“CIDs”) from the United States Department of Justice (“DOJ”) pursuant to the civil False Claims Act (“FCA”). The stated purpose of the CIDs—a form of subpoena requiring responses to written interrogatories and the production of documents relating to certain contracts, projects, proposals and business activities of SCI going back to 2010—is to determine whether there is or has been a violation of the FCA with respect to the provision of products and services to the government. These CIDs supplemented several CIDs relating to the same subject matter served upon SCI and certain current and former SCI and Sanmina employees beginning in August 2020, pursuant to which SCI produced documents and information and certain of the current and former employees provided oral testimony. The Company and SCI cooperated with the DOJ investigation. On May 13, 2024, the Company learned that United States of America ex rel. Carl R. Eckert v. SCI Technology, Inc. et al. (the “Eckert Qui Tam Suit”) had been filed under seal by a former SCI employee in June 2020, and recently unsealed. On May 13, 2024, the Company also learned that the DOJ had filed a notice in the Eckert Qui Tam Suit stating that, while its investigation would continue, it was declining to intervene at the current time. As narrowed by a September 23, 2025 court order granting in part and denying in part the Company and SCI’s motion to dismiss, the Eckert Qui Tam Suit alleges on behalf of the United States 6 FCA counts that relate substantially to the same contracts and issues that the DOJ previously had investigated, including making false certifications under the Truth in Negotiations Act and Cost Accounting Standards, claims for submitting false cost or pricing data, and overcharging the government through underpayment of certain employees in violation of the Service Contract Act. The suit alleges such claimed violations defrauded the government in an amount approximating $100 million, and seeks, on behalf of the U.S. government, treble damages, civil penalties, interest, attorneys’ fees and costs, and expenses of the suit. The Company and SCI continue to deny liability. However, to avoid the delay, uncertainty, inconvenience, and expense of protracted litigation, in May 2026, the Company and SCI reached an agreement-in-principle with Mr. Eckert to settle the Eckert Qui Tam Suit. The terms of settlement, which remain subject to the consent of the United States and approval by the Court, include no admission of liability and provide for payments to the United States, Mr. Eckert, and his counsel totaling $5.9 million.

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

The Company’s provision for income taxes for the three months ended June 27, 2026 and June 28, 2025 was $66 million (35% of income before taxes) and $19 million (20% of income before taxes), respectively. Provision for income taxes for the nine months ended June 27, 2026 and June 28, 2025 was $110 million (29% of income before taxes) and $52 million (19% of income before taxes), respectively. The effective tax rates were higher for the three and nine months ended June 27, 2026 primarily due to non-deductible acquisition related charges and the closure and settlement of the fiscal 2008 through 2010 Internal Revenue Service (“IRS”) audit.

In the quarter ended June 27, 2026, the Company settled and closed its IRS audit for fiscal 2008 through 2010. The resolution of this matter did not have a material impact on the Company's condensed consolidated financial statements.

The Organization for Economic Co-operation and Development, an international association of 38 countries, including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax and where enacted, the rules began to be effective for the Company in fiscal 2025. The Pillar Two rules are considered an alternative minimum tax and therefore deferred taxes would not be recognized or adjusted for the estimated effects of the future minimum tax. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect the Company’s provision for income taxes. There was no material impact from these tax law changes in fiscal 2025, and the Company expects there will be no material impact in fiscal 2026.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax as applicable, consisted of the following:

	As of
	June 27, 2026	September 27, 2025
	(In thousands)
Foreign currency translation adjustments	$74,009	$77,714
Unrealized holding gains on derivative financial instruments	20,393	490
Unrecognized net actuarial losses and transition costs for benefit plans	(8,201)	(8,584)
Total	$86,201	$69,620

Stock Repurchase Programs

During the nine months ended June 27, 2026 and June 28, 2025, the Company repurchased 1.6 million and 1.4 million shares of its common stock for $239 million and $114 million, respectively, under stock repurchase programs authorized by the Company’s Board of Directors. During the three months ended June 27, 2026, the Company’s Board of Directors authorized the repurchase of up to $600 million of the Company’s common stock in the open market or in negotiated private transactions.

The Company’s repurchase programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of the Company’s business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce the Company’s liquidity. As of June 27, 2026, an aggregate of $600 million remained available under these programs.

In addition to the repurchases discussed above, the Company withheld 0.4 million and 0.5 million shares of its common stock during the nine months ended June 27, 2026 and June 28, 2025, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. The Company paid $60 million and $39 million for the nine months ended June 27, 2026 and June 28, 2025, respectively, to applicable tax authorities in connection with these withholdings.

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

Noncontrolling Interest

In fiscal year 2023, the Company entered into a joint venture transaction pursuant to which Reliance Strategic Business Ventures Limited acquired 50.1% of the outstanding shares of Sanmina SCI India Private Limited (“SIPL”), the Company’s existing Indian manufacturing entity. The remaining 49.9% of the outstanding shares of SIPL is held by the Company. The Company has, by contract, the unilateral ability to control the significant decisions made in the ordinary course of SIPL’s business. As of June 27, 2026, an aggregate of $248 million of cash and cash equivalents of SIPL and Sanmina SCI Technology India Private Limited is designated to fund its operations use.

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

Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In thousands)
Sales:
Reportable segment - IMS	$2,957,043	$1,648,404	$9,331,706	$4,875,352
Other segments - CPS	545,823	422,388	1,441,208	1,249,141
Intersegment sales elimination	(38,850)	(29,230)	(105,934)	(92,503)
Net sales	$3,464,016	$2,041,562	$10,666,980	$6,031,990

Reportable segment expenses - IMS:
Cost of sales	2,646,851	1,515,456	8,450,182	4,466,739
Total expenses	$2,646,851	$1,515,456	$8,450,182	$4,466,739

Gross Profit:
Reportable segment gross profit - IMS	$300,724	$123,802	$848,958	$375,774

Other segments gross profit - CPS	69,723	62,204	179,171	171,649
Selling, general and administrative (1)	(86,760)	(58,731)	(279,793)	(185,347)
Research and development (1)	(7,914)	(7,764)	(23,808)	(21,519)
Stock-based compensation expense	(24,817)	(16,081)	(72,503)	(47,163)
Amortization of intangibles (2)	(2,431)	—	(6,483)	—
Restructuring	(1,576)	(473)	(3,040)	(2,899)
Amortization of inventory fair value adjustment	—	—	(49,000)	—
Acquisition, integration and others	(21,075)	(7,080)	(137,022)	(7,080)
Interest income	9,800	4,200	26,291	11,319
Interest expense	(32,464)	(4,981)	(89,324)	(14,961)
Other income (expense), net	(6,809)	(3,686)	(4,326)	(6,370)
Other corporate expenses (3)	(4,649)	—	(4,649)	(7,312)
Income before income taxes	$191,752	$91,410	$384,472	$266,091
(1) Amount excludes allocation of stock-based compensation expense.
(2) Amount includes amortization of intangibles in cost of sales and operating expenses.
(3) Primarily related to corporate unallocated expenses such as charges or credits resulting from distressed customers and litigation settlements.

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In thousands)
Depreciation and amortization:
Reportable segment - IMS	$33,118	$18,962	$91,613	$58,178
Other segments - CPS	10,807	9,518	30,986	28,026
Total	43,925	28,480	122,599	86,204
Unallocated corporate items (1)	4,276	1,280	12,218	3,609
Total	$48,201	$29,760	$134,817	$89,813

Capital expenditures (receipt basis):
Reportable segment - IMS	$77,077	$29,749	$190,191	$58,989
Other segments - CPS	24,744	19,011	61,958	41,533
Total	101,821	48,760	252,149	100,522
Unallocated corporate items (1)	1,643	841	3,477	2,325
Total	$103,464	$49,601	$255,626	$102,847

(1)    Primarily related to selling, general and administration functions.

	As of
	June 27, 2026	September 27, 2025
	(In thousands)
Segment Assets:
Reportable segment - IMS (1)	$5,689,384	$3,109,754
Other unallocated assets	4,050,350	2,748,419
Total	$9,739,734	$5,858,173

(1)    Segment assets consists of accounts receivable, inventories and property, plant and equipment, net.

Long-lived assets, net by geographic area is as follows:

	As of
	June 27, 2026	September 27, 2025
	(In thousands)
U.S. (country of domicile)	$442,772	$170,634
Mexico (>10% of total)	$333,008	$267,430
Other	$275,634	$244,290
Total	$1,051,414	$682,354

Location of long-lived assets was determined based on entities that owned the long-lived assets. No other individual foreign country accounted for more than 10% of the long-lived assets as of June 27, 2026 and September 27, 2025.

Note 12. Earnings Per Share

Basic and diluted per share amounts are calculated by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period, as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In thousands, except per share data)
Numerator:
Net income attributable to common shareholders	$117,129	$68,616	$260,061	$197,827

Denominator:
Weighted-average common shares outstanding	53,861	53,614	54,118	54,074
Effect of dilutive stock options and restricted stock units	1,272	879	1,136	1,211
Denominator for diluted earnings per share	55,133	54,493	55,254	55,285

Net income attributable to common shareholders per share:
Basic	$2.17	$1.28	$4.81	$3.66
Diluted	$2.12	$1.26	$4.71	$3.58

Weighted-average dilutive securities that were excluded from the above calculation because their inclusion would have had an anti-dilutive effect under ASC Topic 260, Earnings per Share, due to application of the treasury stock method were not material for any period presented.

Note 13. Business Combination

On the Closing Date, pursuant to the Purchase Agreement, the Company completed its acquisition of all of the equity interests of ZT Systems, a manufacturer of AI and general purpose computer infrastructure for hyperscale computing companies. The purchase consideration paid at closing was $1.62 billion, consisting of cash of $1.356 billion, net of $295 million cash acquired, and 1,151,052 shares of the Company’s common stock valued at $155 million based on the closing stock price of $134.96 per share as of Closing Date, which the Company released out of treasury stock. The shares of the Company’s common stock are subject to a lock-up period, which restricts the transfer of the common stock with one-third of the shares released from such restrictions on each of the first, second, and third anniversaries of the Closing Date. The seller is also entitled up to $450 million in contingent cash consideration upon the achievement of certain gross profit and revenue metrics during the three-year period following the Closing Date. As of the Closing Date, the fair value of the contingent cash consideration was estimated to be $111 million based on a probability-weighted income approach valuation model which uses significant unobservable inputs (Level 3) such as financial forecasts, risk adjusted rates and expected volatility. The contingent consideration is classified as other liabilities in the condensed consolidated balance sheets and is remeasured to fair value at each reporting date, with changes recognized in the statements of income. The estimated range of undiscounted payment in respect of the contingent consideration from no payout to up to $450 million. During the quarter ended June 27, 2026, the Company finalized its post-closing working capital calculation, as a result of a negotiated settlement pursuant to the Purchase Agreement, with the seller which resulted in a $243 million reduction to the total purchase consideration paid at closing. The Company received the $243 million during the current quarter and recorded a corresponding decrease to goodwill.

The Company recognized a fair value adjustment to contingent consideration primarily due to a change in financial forecasts, which was recorded as acquisition, integration and others on the condensed consolidated statements of income. This adjustment resulted in a corresponding increase in other liabilities on the condensed consolidated balance sheets.

The following table presents a reconciliation of the contingent consideration liability.

Amount
(In millions)
Balance as of September 27, 2025	$—
Initial fair value upon acquisition of ZT Systems	111
Change in fair value estimate	59
Balance as of March 28, 2026	$170
Change in fair value estimate	13
Balance as of June 27, 2026	$183

The fair value of the components of the purchase consideration are as follows:

	Acquisition Date Amounts Recognized	Adjustments	As Adjusted
	(In millions)
Cash paid to selling shareholder at close	$1,651	$(243)	$1,408
Equity issued to selling shareholder (1)	155	0	155
Fair value of contingent consideration - earnout	111	0	111
Total purchase consideration	$1,917	$(243)	$1,674
Cash acquired from ZT Systems	(295)	0	(295)
Total estimated value of purchase consideration, net of cash acquired	$1,622	(243)	1,379

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

	As Originally Reported	Measurement Period Adjustments	As Adjusted
	(In millions)
Accounts receivables, net of allowances	$1,285	$—	$1,285
Inventories	1,295	(16)	1,279
Prepaid expenses and other current assets	185	—	185
Property, plant and equipment, net	242	(2)	240
Deferred income tax assets	206	(43)	163
Other non-current assets (includes intangible assets of $49 million and $51 million as of June 27, 2026 and December 27, 2025, respectively)	169	(2)	167
Total assets	$3,382	$(63)	$3,319

Accounts payable	875	—	875
Accrued liabilities	553	(5)	548
Deferred revenue and customer advances	439	—	439
Other non-current liabilities	$169	$—	$169
Net assets acquired	$1,346	$(58)	$1,288
Goodwill	$276	$(185)	$91

Measurement period adjustments to the preliminary purchase price allocation result from new information about facts and circumstances that existed at the acquisition date, but were identified during the current reporting period. These adjustments combined with the finalized net working capital calculation resulted in a $185 million decrease to goodwill during the nine months ended June 27, 2026.

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

From the date of acquisition through June 27, 2026, revenue attributable to ZT Systems, included in the Company’s condensed consolidated statements of income for the three and nine months ended June 27, 2026, was $1.1 billion and $4 billion, respectively. It was impracticable to determine the effect on the Company’s net income attributable to ZT Systems as its operations have been integrated into the Company’s ongoing operations since the date of acquisition.

Acquisition, integration and others consist of fair value adjustment for contingent consideration, professional service fees and expenses for acquisition-related activities. The Company incurred acquisition-related costs of $21 million and $137 million during the three and nine months ended June 27, 2026 and $7 million during the three and nine months ended June 28, 2025, which are presented as acquisition, integration and others in the accompanying condensed consolidated statements of income. The condensed consolidated financial statements include the operating results of ZT Systems from the date of the acquisition.

Pro Forma Financial Information

The following pro forma financial information represents a summary of the consolidated results of operations assuming the acquisition had been completed as of September 29, 2024. The pro forma financial information for the three and nine months ended June 28, 2025 combines the Company’s historical results with that of ZT Systems’ results for the period beginning February 1, 2025 through April 30, 2025 and August 1, 2024 through April 30, 2025, respectively, since the Company and ZT Systems have different fiscal years. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of that date, or of future results, and includes certain nonrecurring pro forma adjustments related to the accounting effects of the business combination for acquisition, integration and others charges of $137 million and amortization of inventory fair value adjustment of $49 million for the nine months ended June 27, 2026.

	Three Months Ended	Nine Months Ended
	June 28, 2025	June 27, 2026	June 28, 2025
	(In thousands)	(In thousands)
Pro forma combined:
Net sales	$4,896,391	$11,201,425	$15,152,708
Net income attributable to common shareholders	181,454	274,447	943,905

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenue or results of operations, gross margin, operating margin, expenses, earnings or losses from operations, or cash flow; plans, strategies and objectives of management for future operations and the anticipated benefits of such plans, strategies and objectives; future economic conditions or performance; any statements regarding litigation or pending investigations, claims or disputes; future cash outlays for, and benefits of acquisitions and other strategic transactions, including our Indian joint venture and acquisition of ZT Group Int’l, Inc. (“ZT Systems”); expected restructuring costs and benefits; the adequacy of our current liquidity and the availability of additional sources of liquidity; the potential impact of any future pandemics on our business, results of operations and financial condition; the potential impact of supply chain shortages and inflation on our business; the future impact of tariffs, export controls and evolving trade policies on our business; future tax rates and tax policies and our expectations concerning developments in the audit by the Internal Revenue Service (“IRS”) of certain tax returns filed by us, including the potential impact of the IRS revenue agent’s report received by us in November 2023; the expected impact of accounting pronouncements not yet adopted; future repurchases of our common stock; our expectations or beliefs; and assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks and uncertainties, including those contained in Part II, Item 1A of this report. As a result, actual results could vary materially from those suggested by the forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission (the “SEC”). Investors and others should note that Sanmina announces material financial information to our investors using our investor relations website (http://ir.sanmina.com/investor-relations/overview/default.aspx), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about Sanmina, its products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in Sanmina to review the information we post on our investor relations website. The contents of our investor relations website are not incorporated by reference into this quarterly report on Form 10-Q or in any other report or document we file with the SEC.

Sanmina Corporation and its subsidiaries (“Sanmina”, the “Company”, “we” or “us”) operate on a 52- or 53-week year ending on the Saturday nearest September 30. Fiscal 2025 was a 52-week year and fiscal 2026 will be a 53-week year, with the extra week in the fourth fiscal quarter. All references to years relate to fiscal years unless otherwise noted.

Overview

We are a leading global provider of integrated manufacturing solutions, components, products and repair, warranty service, logistics and after-market services. Our revenue is generated from sales of our products and services primarily to original equipment manufacturers (“OEMs”) that serve the industrial and energy, medical, defense and aerospace, automotive and transportation, communications networks and cloud and artificial intelligence (“AI”) infrastructure industries.

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

Our only reportable segment for financial reporting purposes is IMS, which represented approximately 90% of our total revenue for the nine months ended June 27, 2026. Our CPS business consists of multiple operating segments which do not individually meet the quantitative thresholds for being presented as reportable segments. Therefore, financial information for these operating segments is combined and presented in a single category entitled “CPS”.

Sales to our ten largest customers represent 67% of net sales. Net sales from these customers are derived from multiple segments. One customer represented 10% or more of our net sales for the three months ended June 27, 2026 and two customers represented 10% or more of our net sales for the nine months ended June 27, 2026. No customer represented 10% or more of our net sales for the three and nine months ended June 28, 2025.

One customer represented 10% or more of our gross accounts receivable as of June 27, 2026. Two customers represented 10% or more of our gross accounts receivable as of September 27, 2025.

Acquisition of ZT Systems

On October 27, 2025 (the “Closing Date”), we completed the acquisition of ZT Systems (“ZT Acquisition”) for a purchase consideration of $1.62 billion, consisting of cash of $1.356 billion, net of $295 million cash acquired, and 1,151,052 shares of our common stock valued at $155 million, which we released out of treasury stock. The seller is also entitled to up to $450 million in contingent cash consideration upon the achievement of certain gross profit and revenue metrics during the three-year period following the Closing Date. Additionally, we recognized $183 million fair value of contingent cash consideration liability as of June 27, 2026. As part of the ZT Acquisition, AMD has entered into a strategic relationship with us as a U.S.-based new product introduction (“NPI”) manufacturing partner of choice to accelerate quality and time-to-deployment of AMD AI rack and cluster-scale systems for cloud customers.

During the quarter ended June 27, 2026, we finalized our working capital calculation with the seller. This resulted in a $243 million reduction to the total purchase consideration paid to the seller and a corresponding $243 million decrease in goodwill. See Note 13, “Business Combination” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

Trends and Uncertainties

We believe our end-to-end manufacturing solutions combined with our global supply chain management expertise differentiate us from our competitors and enable us to better serve the needs of OEM customers. However, our business faces many challenges. For example, we compete with a number of companies in each of our key end markets. This includes companies that are much larger than we are and smaller companies that focus on a particular niche product, service or end market. Although we believe we are well-positioned in each of our key end markets and offer many advantages compared to our competitors, profitably growing revenues are often constrained by intense competition. Additionally, we are impacted by macroeconomic challenges such as tariffs, inflation, supply chain constraints including component shortages or price increases, foreign currency fluctuations, high interest rates, market volatility and recession concerns that have been and could be in the future exacerbated by geopolitical environment such as the conflict in the Middle East and related supply disruptions, tensions between the U.S. and other nations and the war in Ukraine. Further, uncertainties around U.S. tariffs, retaliatory tariffs from other countries, and import/export restrictions may impact customer decisions to use our services in certain manufacturing locations and increase the complexity and cost of our supply chain. Although our customers are generally liable for tariffs and price increases we pay for components and finished products, our gross margins could be impacted if we are unable to fully recover these costs. The timing of tariff or component price increase recoveries from customers could adversely affect our operating cash flow in a given period.

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

Results of Operations

During the first quarter of 2026, we completed the ZT Acquisition, and the results of this acquisition are included within the IMS segment.

Key Operating Results

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In thousands)
Net sales	$3,464,016	$2,041,562	$10,666,980	$6,031,990
Gross profit	$363,305	$181,050	$959,458	$525,200
Operating income	$221,225	$95,877	$451,831	$276,103
Net income attributable to common shareholders	$117,129	$68,616	$260,061	$197,827

Net Sales

Sales by end market were as follows:

	Three Months Ended				Nine Months Ended
	June 27, 2026	June 28, 2025	Increase/(Decrease)		June 27, 2026	June 28, 2025	Increase/(Decrease)
	(Dollars in thousands)
Industrial and Energy, Medical, Defense and Aerospace, and Automotive and Transportation	$1,315,603	$1,255,297	$60,306	4.8%	$3,783,853	$3,775,853	$8,000	0.2%
Communications Networks and Cloud and AI Infrastructure	2,148,413	786,265	1,362,148	173.2%	6,883,127	2,256,137	4,626,990	205.1%
Total	$3,464,016	$2,041,562	$1,422,454	69.7%	$10,666,980	$6,031,990	$4,634,990	76.8%

Net sales increased 70% in the three months ended June 27, 2026 compared to the three months ended June 28, 2025, and 76.8% in the nine months ended June 27, 2026 compared to the nine months ended June 28, 2025, primarily in the cloud infrastructure end market, driven by the ZT Acquisition, new program wins and program ramp-ups in our communications networks end market.

Gross Margin

Gross margin increased to 10.5% from 8.9% for the three months ended June 27, 2026 and June 28, 2025. Gross margin increased to 9.0% from 8.7% for the nine months ended June 27, 2026 and June 28, 2025. IMS gross margin increased to 10.2% from 7.5% for the three months ended June 27, 2026 and June 28, 2025. IMS gross margin increased to 9.1% from 7.7% for the nine months ended June 27, 2026 and June 28, 2025. The increase in gross margin is driven by the ZT Acquisition and product mix. CPS gross margin decreased to 12.8% from 14.7% for the three months ended June 27, 2026 and June 28, 2025. CPS gross margin decreased to 12.4% from 13.7% for the nine months ended June 27, 2026 and June 28, 2025. The decrease in gross margin is primarily due to manufacturing inefficiencies.

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

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 27, 2026 and June 28, 2025 were $109 million and $70 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.2% and 3.4% for the three months ended June 27, 2026 and June 28, 2025, respectively. Selling, general and administrative expenses for the nine months ended June 27, 2026 and June 28, 2025 were $338 million and $217 million, respectively. As a percentage of net sales, selling, general and administrative expenses were 3.2% and 3.6% for the nine months ended June 27, 2026 and June 28, 2025, respectively. The increases in absolute dollars were primarily due to the ZT Acquisition and professional fees.

Research and Development

Research and development expenses were $8 million and $8 million for the three months ended June 27, 2026 and June 28, 2025, respectively. As a percentage of net sales, research and development expenses were 0.2% and 0.4% for three months ended June 27, 2026 and June 28, 2025, respectively. Research and development expenses were $25 million and $22 million for nine months ended June 27, 2026 and June 28, 2025, respectively. As a percentage of net sales, research and development expenses were 0.2% and 0.4% for nine months ended June 27, 2026 and June 28, 2025, respectively. Research and development expenses remained consistent for both reporting periods.

Acquisition, Integration and Others

Acquisition, integration and others were $21 million and $137 million for the three and nine months ended June 27, 2026 respectively, and were related to the ZT Acquisition. Acquisition, integration and others for the three months ended June 27, 2026 primarily consist of a fair value adjustment of $13 million for contingent consideration and acquisition, integration and others for the nine months ended June 27, 2026 primarily consists of a fair value adjustment of $72 million for contingent consideration and professional service fees of $53 million.

Acquisition, integration and others were $7 million for the three and nine months ended June 28, 2025 and were related to the ZT Acquisition.

Interest Income

Interest income was $10 million and $4 million for the three months ended June 27, 2026 and June 28, 2025, respectively and $26 million and $11 million for the nine months ended June 27, 2026 and June 28, 2025, respectively. The increase in interest income for both periods is primarily due to higher cash balances compared to the same periods in fiscal 2025.

Interest Expense

Interest expense was $32 million and $5 million for the three months ended June 27, 2026 and June 28, 2025, respectively and $89 million and $15 million for the nine months ended June 27, 2026 and June 28, 2025, respectively. The increase in interest expense for both periods is primarily due to interest incurred on the new term loans with higher aggregate borrowing amount of $2.2 billion compared to $0.3 billion for the three and nine months ended June 28, 2025.

Provision for Income Taxes

Provision for income taxes for the three months ended June 27, 2026 and June 28, 2025 was $66 million (35% of income before taxes) and $19 million (20% of income before taxes), respectively. Provision for income taxes for the nine months ended June 27, 2026 and June 28, 2025 was $110 million (29% of income before taxes) and $52 million (19% of income before taxes), respectively. The effective tax rates were higher for the three and nine months ended June 27, 2026 primarily due to non-deductible acquisition related charges and the closure and settlement of the fiscal 2008 through 2010 IRS audit.

Liquidity and Capital Resources

	Nine Months Ended
	June 27, 2026	June 28, 2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$701,977	$421,578
Investing activities	(1,349,638)	(45,563)
Financing activities	1,569,938	(165,616)
Effect of exchange rate changes	(1,278)	1,461
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	$920,999	$211,860

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

	As of
	June 27, 2026	September 27, 2025
Days in accounts receivable (1)	52	60
Contract asset days (2)	14	18
Days in inventory (3)	91	94
Days in accounts payable (4)	71	75
Customer inventory advances days (5)	27	40
Cash cycle days (6)	58	57
Net inventory turns (7)	6	7

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

Cash and cash equivalents were $1.8 billion as of June 27, 2026 and $926 million as of September 27, 2025. Restricted cash and cash equivalents as of June 27, 2026 were $42 million. Our cash levels vary during any given quarter depending on the timing of collections from customers and payments to suppliers, borrowings under our credit facilities, sales of accounts receivable under numerous programs we utilize, repurchases of common stock and other factors. Our working capital was $3.4 billion and $2.0 billion as of June 27, 2026 and September 27, 2025, respectively.

Net cash provided by operating activities was $702 million for the nine months ended June 27, 2026. Our working capital metrics tend to fluctuate from quarter to quarter based on factors such as the linearity of our shipments to customers and purchases from suppliers, customer and supplier mix, the extent to which we factor customer receivables and the negotiation of payment terms with customers and suppliers. These fluctuations can significantly affect our cash flows from operating activities.

During the nine months ended June 27, 2026, we generated $658 million of cash from earnings, excluding non-cash items, and $44 million of cash primarily due to decrease in accounts receivable, deferred revenue and customer advances, and accrued liabilities and other, offset by increase in prepaid expenses and other assets. The decrease in accounts receivable, deferred revenue and customer advances, and accrued liabilities was due to timing of customer payments and settlements. The increase in prepaid expenses and other assets was due primarily to increase in income tax receivables and advance deposits made in the ordinary course of business, partially offset by amortization of the existing prepayments.

Net cash used in investing activities was $1.3 billion for the nine months ended June 27, 2026. During the nine months ended June 27, 2026, we used $1.1 billion for the ZT Acquisition, used $244 million of cash for capital expenditures and received $9 million from the sale of certain equity investments.

Net cash provided by financing activities was $1.6 billion for the nine months ended June 27, 2026. During the nine months ended June 27, 2026, we borrowed $2.2 billion for the ZT Acquisition and incurred $29 million of debt issuance costs, used $239 million of cash to repurchase common stock, withheld $60 million payments to tax authorities for stock-based compensation activity and repaid $302 million of borrowings.

New Credit Facility

As of June 27, 2026, there were $2.2 billion loans outstanding under the New Credit Facility. Additionally, $12 million in letters of credit were outstanding. Under the New Credit Facility, we have $600 million available to borrow under Term Loan A and $1.5 billion available to borrow under the revolving credit facility.

The New Credit Facility requires us to comply with certain financial covenants, namely (i) a minimum consolidated cash interest coverage ratio of not less than 3.00 to 1.00 and (ii) a maximum consolidated total net leverage ratio of not greater than 4.00 to 1.00, in each case, measured at the end of each fiscal quarter on the basis of a trailing 12-month look-back period. In addition, the New Credit Facility requires us to comply with customary affirmative and negative covenants which limit our ability and the ability of our subsidiaries to, among other things, incur debt, grant liens, make investments, make certain restricted payments, prepay subordinated indebtedness and sell assets, subject to certain exceptions and baskets. The New Credit Facility also includes covenants that require us to file quarterly and annual financial statements with the SEC on a timely basis. As of June 27, 2026, we were in compliance with all these covenants. See Note 5, “Debt” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

Other Liquidity Matters

During the nine months ended June 27, 2026, we repurchased 1.6 million shares of our common stock for $239 million under stock repurchase programs authorized by our Board of Directors. During the three months ended June 27, 2026, our Board of Directors authorized the repurchase of up to $600 million of our common stock in the open market or in negotiated private transactions. These programs have no expiration dates and the timing of repurchases will depend upon capital needs to support the growth of our business, market conditions and other factors. Although stock repurchases are intended to increase stockholder value, they also reduce our liquidity. As of June 27, 2026, an aggregate of $600 million remained available under these programs.

We are party to a Receivables Purchase Agreement, as amended (the “RPA”), with certain third-party banking institutions for the sale of trade receivables generated from sales to certain customers. The amount available under the RPA is uncommitted and, as such, is available at the discretion of our third-party banking institutions. Under the New Credit Facility, the percentage of our total trade receivables that can be sold and outstanding at any time is 50%. Therefore, as of June 27, 2026, a maximum of $1.1 billion of sold receivables could be outstanding at any point in time under this program, as amended, as required by our Credit Agreement. Trade receivables sold pursuant to the RPA are serviced by us.

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

We enter into forward interest rate swap agreements with independent counterparties to partially hedge the variability in cash flows due to changes in the Secured Overnight Financing Rate benchmark interest rate associated with anticipated variable rate borrowings. In addition, we enter into a total return swap contract to manage the equity market risks associated with our deferred compensation plan liabilities. See Note 4, “Financial Instruments” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

In the ordinary course of business, we are or may become party to legal proceedings, claims and other contingencies, including environmental, regulatory, warranty and employee matters and examinations by government agencies. As of June 27, 2026, we had accrued liabilities of $48 million related to such matters. Additionally, we recognized a $183 million contingent cash consideration liability arising from the ZT Systems acquisition which is classified as other long-term liabilities in the condensed consolidated balance sheets. The estimated range of undiscounted payment in respect of the contingent consideration ranges from no payout to $450 million. We cannot accurately predict the outcome of these matters or the amount or timing of cash flows that may be required to defend ourselves or to settle such matters or that these reserves will be sufficient to fully satisfy our contingent liabilities.

As of June 27, 2026, we had a liability of $45 million for uncertain tax positions. Our estimate of liabilities for uncertain tax positions is based on a number of subjective assessments, including the likelihood of a tax obligation being assessed, the amount of taxes (including interest and penalties) that would ultimately be payable, and our ability to settle any such obligations on favorable terms. Therefore, the amount of future cash flows associated with uncertain tax positions may be significantly higher or lower than our recorded liability and we are unable to reliably estimate when cash settlement may occur.

Our liquidity is largely dependent on changes in our working capital, including sales of accounts receivable under our receivables sales programs and the extension of trade credit by our suppliers, investments in manufacturing inventory, facilities and equipment, repayments of obligations under outstanding indebtedness and repurchases of common stock.

We generated $702 million of cash from operations for the nine months ended June 27, 2026. Our primary sources of liquidity as of June 27, 2026 consisted of (1) cash and cash equivalents of $1.8 billion (an aggregate of $248 million of our cash is held by Sanmina SCI India Private Limited (“SIPL”) and Sanmina SCI Technology India Private Limited, our existing Indian manufacturing entities, which is designated to fund their operations); (2) our New Credit Facility, under which $1.5 billion, net of outstanding borrowings and letters of credit, and $600 million of the Term Loan A were available; (3) our foreign short-term borrowing facilities of $71 million, all of which was available; (4) proceeds from the sale of accounts receivable under our receivables sales programs and (5) cash generated from operations.

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

As of June 27, 2026, 67% of our cash balance was held in the United States. Should we choose or need to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. We believe that cash held in the United States, together with liquidity available under our Credit Agreement and cash from foreign subsidiaries that could be remitted to the United States without tax consequences, will be sufficient to meet our United States liquidity needs for at least the next twelve months.

Information regarding our contractual obligations was provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025. There were no material changes in our contractual obligations as of June 27, 2026.

Off-Balance Sheet Arrangements

As of June 27, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as described below with respect to interest rate risk, there were no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

Our exposure to interest rate risk increased during the nine months ended June 27, 2026 in connection with the financing of the ZT Acquisition. As of June 27, 2026, we had $2.2 billion of borrowings outstanding under the New Credit Facility, which bear interest at variable rates based on SOFR or a base rate, plus an applicable margin. To partially mitigate this exposure, we have entered into interest rate swap agreements, designated as cash flow hedges, with an aggregate notional amount of $1.45 billion as of June 27, 2026, which effectively convert a portion of our variable rate obligations to fixed rate obligations at an aggregate effective interest rate of approximately 4.9%. A hypothetical 10 percent change in interest rates would not have a significant impact on our results of operations. See Note 4, “Financial Instruments” and Note 5, “Debt” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

Item 4. Controls and Procedures

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act that occurred during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZT Systems Acquisition

As previously disclosed, we completed the acquisition of ZT Systems on October 27, 2025 and are currently in the process of integrating ZT Systems’ operations, control processes and information systems into our systems and control environment. As permitted by the SEC guidance for newly acquired businesses, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Management plans to exclude ZT Systems from its assessment of internal control over financial reporting for the current fiscal year. ZT Systems accounted for 25% of our total assets (excluding goodwill and intangibles) as of June 27, 2026, and 31% and 38% of our total net revenue for the three and nine months ended June 27, 2026, respectively.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of disclosure controls and procedures must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues and instances of fraud, if any, have been detected. Nonetheless, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 27, 2026, (1) our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and (2) our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, see Note 8, “Commitments and Contingencies” of the notes to the Condensed Consolidated Financial Statements contained in this report for details.

Item 1A. Risk Factors

End Market and Operational Risks

Adverse changes in the key end markets we target, in particular the cloud infrastructure end market, could harm our business by reducing our sales.

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

Following our acquisition of the data center infrastructure manufacturing business of ZT Systems, our dependence on the cloud and AI infrastructure market has significantly increased. This market is subject to rapid technological shifts and demand is heavily influenced by the capital expenditure cycles of a small number of hyperscale cloud providers. While the current cycle has been strong, long term demand is difficult to predict and largely outside of our control. Should our hyperscaler customers reduce their orders to us for any reason, our revenue and net income could be substantially reduced.

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

A key part of our strategy of providing end-to-end manufacturing solutions is to grow our CPS businesses, which supply PCBs, backplane and backplane assemblies, cable assemblies, fabricated metal parts, precision machined parts, and plastic injected molded parts, memory, RF, optical and microelectronic solutions, and data storage solutions and design, engineering, logistics and repair services and our SCI defense and aerospace products. A decrease in orders for these components, products and services can have a disproportionately adverse impact on our profitability since these components, products and services generally yield higher margins than our core IMS business. In addition, in order to grow this portion of our business profitably, we must continue to make substantial investments in the development of our product development capabilities, research and development activities, test and tooling equipment and skilled personnel, all of which reduce our operating results in the short term. The success of our CPS businesses also depends on our ability to increase sales of our proprietary products, convince our customers to purchase our components rather than those of third parties for use in the manufacture of their products, and expand the number of our customers who contract for our design, engineering, logistics and repair services. We may face challenges in achieving commercially viable yields and difficulties in manufacturing components in the quantities and to the specifications and quality standards required by our customers, as well as in qualifying our components for use in our customers’ designs. Our proprietary products and design, engineering, logistics and repair services must compete with products and services offered by established vendors which focus solely on development of similar technologies or the provision of similar services. Any of these factors could reduce the revenue and margins of our CPS businesses, which in turn would have an adverse and potentially disproportionate effect on our overall revenue and profitability.

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

We are subject to a number of laws and regulations relating to the export of U.S. technology, anti-corruption and the award, administration and performance of U.S. government contracts and subcontracts. In particular, our activities must comply with the restrictions relating to the export of controlled technology and sales to denied or sanctioned parties contained in the International Traffic in Arms Regulations, the U.S. Export Administration Regulations and sanctions administered by the Office of Foreign Assets Control of the U.S. Treasury Department. The U.S. Commerce Department has released rules that in some cases significantly restrict the export of U.S. technology to or from China. These laws could negatively impact our operations in China by making it more difficult to import components containing U.S. technology into China and to export finished products containing such components out of China. Any failure to comply with export control laws could result in significant fines or penalties. We must also comply with regulations relating to the award, administration and performance of U.S. government contracts and subcontracts with respect to our defense business, including regulations that govern price negotiations, cost accounting standards, procurement practices, termination at the election of the government and many other aspects of performance under government contracts and subcontracts. These laws and regulations are complex, require extensive compliance efforts and expenditures in the form of additional systems and personnel, and, in some cases, require us to ensure that our suppliers adhere to such regulations. Furthermore, our compliance with such regulations is subject to audit or investigation by governmental authorities. From time to time, we receive formal and informal inquiries from government agencies and regulators regarding our compliance. For example, in 2023 we responded to several Civil Investigative Demands from the U.S. Department of Justice relating to certain contracts, projects, proposals, and business activities of our SCI subsidiary, and in the third quarter of fiscal 2026 reached a settlement in principle of a qui tam lawsuit filed by a former SCI employee relating to these matters. Should we be found to have violated one or more government contracting laws or regulations, we could become subject to civil damages (which in some cases could be trebled) or criminal penalties and administrative sanctions, including appointment of government monitors, termination of our government contracts and, ultimately, debarment from doing further business with the U.S. government. Any of such results would increase our expenses, reduce our revenue and damage our reputation as both a commercial and government supplier.

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

In addition, we may become involved in administrative proceedings, lawsuits or other proceedings if others allege that the products we manufacture for our customers or our own manufacturing processes and products infringe on their intellectual property rights. If successful, such claims could force our customers and us to stop importing or producing products or components of products that use the challenged intellectual property, to pay up to treble damages and to obtain a license to the relevant technology or to redesign those products or services so as not to use the infringed technology. The costs of defense and potential damages and/or impact on production of patent litigation could be significant and have a materially adverse impact on our financial results. In addition, although our customers typically indemnify us against claims that the products we manufacture for them infringe others’ intellectual property rights, there is no guarantee that these customers will have the financial resources to stand behind such indemnities should the need arise, nor is there any guarantee that any such indemnity could be fully enforced. We sometimes design products on a contract basis or jointly with our customers. In such situations, we may become subject to claims that products we design infringe third party intellectual property rights and may also be required to indemnify our customer against liability caused by such claims.

Any of these events could reduce our revenue, increase our costs and damage our reputation with our customers.

Allegations of failures to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, meal and rest periods, discrimination, harassment, collective bargaining, whistleblowing, classification of employees, privacy and severance payments. We may be required to defend against allegations that we have violated such laws. Allegations that we have violated labor laws could lead to damages being awarded to employees or fines from or settlements with plaintiffs or federal, state or foreign regulatory authorities, the amounts of which could be substantial, and which would reduce our net income. For example, in the first quarter of fiscal 2022, we paid approximately $4 million in a judicially approved settlement in connection with a lawsuit against us alleging violations of California Labor Code provisions governing overtime, meal and rest periods, wages, wage statements and reimbursements of business expenses, and we are currently defending several putative class actions in California alleging similar violations.

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

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, generation, storage, discharge and disposal of hazardous substances and waste in the ordinary course of our manufacturing operations. These laws and regulations require us to obtain and comply with permits relating to, among other activities, air emissions, wastewater discharges, and the handling and disposal of hazardous waste. These laws and regulations also govern the investigation and remediation of releases of hazardous substances to the environment. In the United States, current owners and operators of facilities can be held strictly liable for costs of investigating and remediating soil and groundwater contamination even if, in certain circumstances, the contamination was caused by an unrelated third party such as a past owner or neighbor. Former owners and operators can also be held strictly liable for such costs if the release of hazardous substances occurred during the period of their ownership or operation. Moreover, a company can be held strictly liable for costs incurred at third-party sites to which it sent hazardous waste for disposal, notwithstanding that the original disposal activity accorded with all regulatory requirements. If we currently own or operate, or previously owned or operated, a site at which or from which we or a predecessor company caused a release of hazardous substances or soil or groundwater contamination or directed the disposal of hazardous substances, we may be held liable for damages and the costs of remedial actions. For example, in April 2023, a court issued a ruling finding us and other defendants liable for certain investigation and remediation costs relating to a site owned by a predecessor company in Southern California at which a disposal was alleged to have occurred. The claim has since been settled.

Partly as a result of certain of our acquisitions, we have incurred additional liabilities associated with environmental contamination. These liabilities include ongoing investigation and remediation activities at a number of current and former sites. The time required to perform environmental remediation can be lengthy and there can be no assurance that the scope, and therefore cost, of these activities will not increase as a result of the discovery of new contamination or contamination on adjoining landowners’ properties or the adoption of more stringent regulatory standards covering sites at which we are currently performing remediation activities. Although we estimate and regularly reassess our potential liability with respect to violations or alleged violations, and with respect to investigation and remediation obligations, and accrue for such liability, our accruals may not be sufficient. Any increase in existing reserves or establishment of new reserves for environmental liability would reduce our net income. Our failure or inability to comply with applicable environmental laws and regulations could result in enforcement actions or private party lawsuits being brought against us, including actions and lawsuits alleging property damage and personal injury due to exposure to hazardous substances, and the issuance of fines or penalties. Our failure to comply could also limit our ability to expand facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with these laws and regulations.

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

Finally, corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, several agencies and governments, including the SEC, the EU and California have enacted legislation or adopted rules that will require large companies to provide significant disclosures concerning their greenhouse gas emissions and financial risks relating to climate change and the EU is implementing regulations relating to packaging waste requiring extensive due diligence and reporting requirements on certain participants in supply chains shipping to the EU. Increasing regulatory burdens and corporate governance requirements impose both internal and external costs on us, require significant management attention and oversight and could make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.

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

As of June 27, 2026, approximately 30% of our cash was held in foreign jurisdictions. Some of these jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our U.S. operations, we may incur significant foreign taxes to repatriate these funds which would reduce the net amount ultimately available for such purposes.

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

From time to time, we may undertake strategic transactions that give us the opportunity to access new customers and new end markets, increase our proprietary product offerings, obtain new manufacturing and service capabilities and technologies, enter new geographic manufacturing locations, lower our manufacturing costs, increase our margins or further develop existing customer relationships. For example, in October 2025, we acquired the data center infrastructure manufacturing business of ZT Systems from Advanced Micro Devices, Inc., and in October 2022, we entered into a joint venture with a wholly owned subsidiary of Reliance Strategic Business Ventures Limited.

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

Separately, we may also choose to divest plants, businesses or product lines in the future. Divestitures reduce revenue and, potentially, margins and can involve the risk of retained liabilities from the operations divested, including environmental liabilities.

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

We are or may become subject to income, sales, value-added, goods and services, withholding and other taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes and, in the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Our effective income tax rates and liability for other taxes could increase as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in enacted tax laws, the effectiveness of our cash and tax management strategies, our ability to negotiate advance pricing agreements with foreign tax authorities, compliance with local trade laws and other factors. International initiatives require multinational enterprises, like ours, to report profitability on a country-by-country basis, which could increase scrutiny by foreign tax authorities. In addition, our tax determinations are regularly subject to audit by tax authorities. For example, we are currently undergoing audits of our tax returns for certain recent tax years in a number of jurisdictions and have recently settled a proposed underpayment of tax with the IRS. Adverse developments in open or future audits could adversely affect our tax provisions, including through the disallowance or reduction of deferred tax assets or the assessment of back taxes, interest and penalties, any of which could result in a material increase to our income tax expense and therefore a material decrease in our net income and could have a material adverse impact on our consolidated financial statements. Further, as of September 27, 2025, we have cumulative net operating loss carryforwards (“NOLs”) for state and foreign tax purposes of $200 million and $481 million, respectively, and none for federal. The state NOLs began expiring in fiscal 2025, and expire at various dates through September 26, 2043. Certain foreign NOLs began expiring in fiscal 2025. As our NOLs expire, our state income tax rates will increase, which will reduce our net income.

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

Our success depends upon the continued service of our key personnel, particularly our highly skilled sales and operations executives, managers and engineers with many years of experience in the EMS industry. Such individuals can be difficult to identify, recruit and retain and are heavily recruited by our competitors. As our key employees choose to retire or terminate their employment with us, we will be required to replace them with new employees with the required experience, which can be challenging. Should we be unable to recruit new employees to fill key positions with us, our operations and growth prospects could be negatively impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2025, as part of the consideration paid to AMD Design, LLC for all of the issued and outstanding equity interests of ZT Group Int’l, Inc. pursuant to that certain Equity Purchase Agreement, dated May 18, 2025 (the “Purchase Agreement”), we issued to AMD an aggregate of 1.2 million shares of our common stock, $0.01 par value per share. The shares were issued in a private placement transaction and are subject to transfer restrictions that lapse over a three-year period as described in the Purchase Agreement. The issuance of the shares was made in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act.

During the three months ended June 27, 2026, our Board of Directors authorized us to repurchase up to $600 million of our common stock in the open market or in negotiated private transactions. The program has no expiration date.

There was no stock repurchase activity during the third quarter of 2026. As of June 27, 2026, an aggregate of $600 million remains available under the stock repurchase program.

Item 5. Other Information

During the quarter ended June 27, 2026, the following director, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 as follows.

On May 29, 2026, Susan Johnson, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading arrangement with respect to the sale of up to 480 shares of common stock of the Company during the term of the plan. This plan terminates on May 28, 2027 or at such time all shares under such plan are sold and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

No other directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended June 27, 2026.

Item 6. Exhibits

Exhibit Number	Description

2.1#
Equity Purchase Agreement dated as of May 18, 2025, by and among Sanmina Corporation, Advanced Micro Devices, Inc., AMD Design, LLC and ZT Group Int’l, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2025).

10.27*
Amendment No. 3 dated as of May 27, 2026 to Credit Agreement dated as of July 29, 2025 among Sanmina Corporation, certain subsidiaries of Sanmina Corporation designated therein, Bank of America, N.A. and the other lenders party thereto.

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

________________________

#    Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K under the Securities Act. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

*    Filed herewith.

**    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANMINA CORPORATION
(Registrant)

		By:	/s/ JURE SOLA
Jure Sola
Chief Executive Officer (Principal Executive Officer)

Date:	July 27, 2026

		By:	/s/ JONATHAN FAUST
Jonathan Faust
Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2026